Form 10-Q
period 2017-10-31
MongoDB, Inc.
filed 2017-12-15
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38240
___________________
MONGODB, INC.
(Exact Name of Registrant as Specified in its Charter)
___________________

Delaware	26-1463205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 W. 43rd Street, 5th Floor New York, NY	10036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 646-727-4092
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
As of December 11, 2017, there were 9,326,098 shares of the registrant’s Class A common stock and 41,255,576 shares of the registrant’s Class B common stock, each with a par value of $0.001 per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2017 and January 31, 2017	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2017 and October 31, 2016	2
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended October 31, 2017 and October 31, 2016	3
	Unaudited Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended October 31, 2017	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2017 and October 31, 2016	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	58
Signatures		60

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$242,745	$69,305
Short-term investments	45,810	47,195
Accounts receivable, net of allowance for doubtful accounts of $1,456 and $958 as of October 31, 2017 and January 31, 2017, respectively	35,233	31,340
Deferred commissions	9,850	7,481
Prepaid expenses and other current assets	5,221	3,131
Total current assets	338,859	158,452
Property and equipment, net	4,430	4,877
Goodwill	1,700	1,700
Acquired intangible assets, net	1,848	2,511
Deferred tax assets	102	114
Other assets	7,056	6,778
Total assets	$353,995	$174,432
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,147	$2,841
Accrued compensation and benefits	10,870	11,402
Other accrued liabilities	10,788	5,269
Deferred revenue	92,447	78,278
Total current liabilities	117,252	97,790
Redeemable convertible preferred stock warrant liability	—	1,272
Deferred rent, non-current	973	1,058
Deferred tax liability, non-current	259	108
Deferred revenue, non-current	22,326	15,461
Total liabilities	140,810	115,689
Commitments and contingencies (Note 4)
Redeemable convertible preferred stock, par value $0.001 per share; no shares authorized, issued or outstanding as of October 31, 2017; 41,234,841 shares authorized as of January 31, 2017; 41,148,282 shares issued and outstanding with aggregate liquidation preference of $345,997 as of January 31, 2017	—	345,257
Stockholders’ equity (deficit):
Class A common stock, par value of $0.001 per share; 1,000,000,000 and 162,500,000 shares authorized as of October 31, 2017 and January 31, 2017, respectively; 9,325,098 and no shares issued and outstanding as of October 31, 2017 and January 31, 2017, respectively	9	—
Class B common stock, par value of $0.001 per share; 100,000,000 and 113,000,000 shares authorized as of October 31, 2017 and January 31, 2017, respectively; 41,341,283 and 13,192,992 shares issued as of October 31, 2017 and January 31, 2017, respectively; 41,241,912 and 13,093,621 shares outstanding as of October 31, 2017 and January 31, 2017, respectively	42	13
Additional paid-in capital	632,055	62,557
Treasury stock, 99,371 shares as of October 31, 2017 and January 31, 2017	(1,319)	(1,319)
Accumulated other comprehensive loss	(216)	(364)
Accumulated deficit	(417,386)	(347,401)
Total stockholders’ equity (deficit)	213,185	(286,514)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$353,995	$174,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue:
Subscription	$37,885	$23,805	$99,603	$64,018
Services	3,603	2,500	9,875	7,406
Total revenue	41,488	26,305	109,478	71,424
Cost of revenue:
Subscription	7,904	4,981	21,669	13,656
Services	3,167	2,238	8,789	7,866
Total cost of revenue	11,071	7,219	30,458	21,522
Gross profit	30,417	19,086	79,020	49,902
Operating expenses:
Sales and marketing	28,050	18,656	77,087	56,110
Research and development	16,588	13,300	45,414	38,540
General and administrative	9,829	6,385	26,533	19,916
Total operating expenses	54,467	38,341	149,034	114,566
Loss from operations	(24,050)	(19,255)	(70,014)	(64,664)
Other income (expense):
Interest income	227	83	556	221
Interest expense	—	(3)	(8)	(7)
Other income (expense), net	(57)	(257)	298	(158)
Loss before provision for income taxes	(23,880)	(19,432)	(69,168)	(64,608)
Provision for income taxes	336	103	817	253
Net loss	$(24,216)	$(19,535)	$(69,985)	$(64,861)
Net loss per share attributable to common stockholders, basic and diluted	$(1.39)	$(1.57)	$(4.74)	$(5.41)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	17,421,642	12,418,879	14,749,500	11,983,324
  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net loss	$(24,216)	$(19,535)	$(69,985)	$(64,861)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	4	2	(33)	40
Foreign currency translation adjustments	21	(78)	181	(40)
Other comprehensive (loss) income	25	(76)	148	—
Total comprehensive loss	$(24,191)	$(19,611)	$(69,837)	$(64,861)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2017	41,148,282	$345,257	13,093,621	$13	$62,557	$(1,319)	$(364)	$(347,401)	$(286,514)
Exercise of preferred stock warrants	85,170	1,171	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	99,534	1	—	—	—	—	1
Stock option exercises	—	—	1,242,172	1	5,470	—	—	—	5,471
Repurchase of early exercised options	—	—	(21,721)	—	—	—	—	—	0
Conversion of redeemable convertible preferred stock to common stock	(41,233,452)	(346,428)	26,953,404	27	346,401	—	—	—	346,428
Issuance of common stock upon initial public offering, net	—	—	9,200,000	9	201,611	—	—	—	201,620
Vesting of early exercised stock options	—	—	—	—	950	—	—	—	950
Stock-based compensation	—	—	—	—	15,066	—	—	—	15,066
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(33)	—	(33)
Foreign currency translation adjustment	—	—	—	—	—	—	181	—	181
Net loss	—	—	—	—	—	—	—	(69,985)	(69,985)
Balances as of October 31, 2017	—	$—	50,567,010	$51	$632,055	$(1,319)	$(216)	$(417,386)	$213,185
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2017	2016
Cash flows from operating activities
Net loss	$(69,985)	$(64,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,789	2,781
Stock-based compensation	15,066	16,517
Deferred income taxes	163	37
Change in fair value of warrant liability	(101)	(144)
Change in operating assets and liabilities:
Accounts receivable	(4,653)	4,600
Prepaid expenses and other current assets	(2,120)	(1,435)
Deferred commissions	(2,217)	(2,344)
Other long-term assets	(670)	(203)
Accounts payable	687	(272)
Deferred rent	(85)	(493)
Accrued liabilities	2,163	2,057
Deferred revenue	21,794	15,768
Net cash used in operating activities	(37,169)	(27,992)
Cash flows from investing activities
Purchases of property and equipment	(1,714)	(1,422)
Proceeds from maturities of marketable securities	74,230	114,792
Purchases of marketable securities	(72,879)	(82,036)
Net cash (used in) provided by investing activities	(363)	31,334
Cash flows from financing activities
Proceeds from exercise of stock options, including early exercised stock options	8,201	7,187
Repurchase of early exercised stock options	(149)	(22)
Proceeds from the initial public offering, net of underwriting discounts and commissions	205,494	—
Proceeds from exercise of redeemable convertible preferred stock warrants	1	—
Payment of initial public offering costs	(2,344)	—
Net cash provided by financing activities	211,203	7,165
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	182	42
Net increase in cash, cash equivalents, and restricted cash	173,853	10,549
Cash, cash equivalents, and restricted cash, beginning of period	69,412	33,313
Cash, cash equivalents, and restricted cash, end of period	$243,265	$43,862

Supplemental Disclosure of Noncash Investing and Financing Activities
Vesting of early exercised stock options	$950	$707
Costs related to initial public offering included in accounts payable and accrued liabilities	$1,529	$—
Conversion of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock as a result of warrant exercise	$1,171	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Description of Business
MongoDB, Inc. (“MongoDB” or the “Company”) was originally incorporated in the state of Delaware in November 2007 under the name 10Gen, Inc. In August 2013, the Company changed its name to MongoDB, Inc. The Company is headquartered in New York City. The Company develops and sells subscriptions to a modern, general purpose database platform that was built to run applications at scale across a broad range of use cases in the cloud, on-premise or in a hybrid environment. The Company designed its platform to address the performance, scalability, flexibility and reliability demands of modern applications while maintaining the core capabilities of legacy databases. In addition to selling its software, the Company provides post-contract support, training, and consulting services for its offerings. The Company’s fiscal year ends January 31.
Reverse Stock Split
In October 2017, the Company's Board of Directors (the “Board of Directors”) and stockholders approved an amendment to the Company's amended and restated certificate of incorporation effecting a 1-for-2 reverse stock split of the Company's issued and outstanding shares of common stock and accordingly adjusted the conversion rate of the Series A, B, C, D and E redeemable convertible preferred stock to common stock to 1:0.75 and the conversion rate of the Series F redeemable convertible preferred stock to common stock to 1:0.5. The reverse split was effected on October 5, 2017. The par value of the common stock and redeemable convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding share and per share amounts included in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.
Initial Public Offering
In October 2017, the Company closed its initial public offering (“IPO”) of 9,200,000 shares of its Class A common stock at an offering price of $24.00 per share, including 1,200,000 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s Class A common stock. The Company received net proceeds of $201.6 million, after deducting underwriting discounts and commissions of $15.5 million and offering expenses of $3.9 million. Immediately prior to the closing of the IPO, all 41,232,762 shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into 26,952,887 shares of common stock at their respective conversion ratios and the Company reclassified $346.4 million from temporary equity to Class B common stock and additional paid-in capital on its consolidated balance sheet.
Deferred Offering Costs
Deferred offering costs of $3.9 million, consisting of legal, accounting and other fees and costs related to the IPO, were reclassified to additional paid-in capital as a reduction of the proceeds upon the closing of the IPO in October 2017. During the nine months ended October 31, 2017, $2.3 million of the deferred offering costs were paid.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s final prospectus for its IPO dated as of October 18, 2017 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on October 19, 2017.
Interim Unaudited Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheets as of October 31, 2017, the interim condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended October 31, 2016 and 2017, and the interim condensed consolidated statement of cash flows and the interim condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended October 31, 2017 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of October 31, 2017, its results of operations and of comprehensive loss for the three and nine months ended October 31, 2017 and 2016, and its statement of cash flows for the nine months ended October 31, 2017 and 2016 and its statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended October 31, 2017. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2018 or for any other future year or interim period.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, stock-based compensation, fair value of common stock and redeemable convertible preferred stock warrants prior to the IPO, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
Emerging Growth Company Status
As an “emerging growth company” (“EGC”), the Jump-start Our Business Start-ups Act (“JOBS Act”), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make the Company’s common stock less attractive to investors.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s final prospectus for its IPO dated as of October 18, 2017 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on October 19, 2017.
Recently Adopted Accounting Pronouncements
Stock-Based Compensation. Starting February 1, 2016, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting, which would among other items, provide an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures and modifies financial statement presentation of excess tax benefits or deficiencies. The Company elected to account for forfeitures as they occur and therefore, stock-based compensation expense for the three and nine months ended October 31, 2017 and 2016 has been calculated based on actual forfeitures in the unaudited condensed consolidated statements of operations. The cumulative effect of this change increased the accumulated deficit and decreased additional paid-in capital as of February 1, 2016 by $1.5 million. In addition, the effect on the Company’s historical consolidated financial statements was limited to an immaterial cumulative-effect adjustment for previously unrecognized excess tax benefits as a deferred tax asset with an offset to opening accumulated deficit, which was fully offset by a valuation allowance.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Consolidated Statements of Cash Flows. Starting February 1, 2016, the Company elected to early adopt ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted ASU No. 2016-15 and ASU No. 2016-18 using the retrospective transition method and adjusted the consolidated statements of cash flows in all comparative periods presented.
New Accounting Pronouncements Not Yet Adopted
Stock-Based Compensation. In May 2017, the Financial Accounting Standards Board (“FASB”), issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards, which would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718. The new guidance becomes effective for the Company for the fiscal year ending January 31, 2018, though early adoption is permitted. The Company is currently evaluating whether this standard will have a material impact on its consolidated financial statements.
Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard will simplify the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year ending January 31, 2022, though early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. Depending on when the Company loses its EGC status, it may be required to adopt the new lease standard as early as its interim results for the period ending April 30, 2019, but no later than for its annual results for the fiscal year ending January 31, 2021, though early adoption is permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standard for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB has issued the following pronouncements related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standard”).

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company plans to adopt the new revenue standard using the full retrospective transition method when it becomes effective for the Company. Depending on when the Company loses its EGC status, it may be required to adopt the new revenue standard as early as its annual results for the fiscal year ending January 31, 2019, but no later than for its annual results for the fiscal year ending January 31, 2020, though early adoption is permitted. While the Company continues to assess the potential impacts of the new revenue standard, the Company currently expects unearned subscription revenue to decline significantly upon adoption. Currently, as the Company’s subscription offerings include software term licenses and post-contract customer support for which the Company has not established vendor specific objective evidence (“VSOE”), the entire subscription fee is recognized ratably over the term of the contract. However, under the new revenue standard, the requirement for VSOE for undelivered elements is eliminated and, as a result, the Company is required to identify all deliverables in a contract and recognize revenue based on each deliverable separately. The Company currently expects that the portion related to the software term license deliverable will be recognized upon delivery. The Company is in the process of determining the revenue recognition impact for the other deliverables of each contract. The Company continues to evaluate the effect that the new revenue standard will have on its consolidated financial statements and related disclosures, and preliminary assessments are subject to change.

3.	Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of October 31, 2017 and January 31, 2017, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at October 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$225,756	$—	$—	$225,756
Short-term investments:
U.S. government treasury securities	45,810	—	—	45,810
Total financial assets	$271,566	$—	$—	$271,566

	Fair Value Measurement at January 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$35,104	$—	$—	$35,104
U.S. government treasury securities	20,000			20,000
Short-term investments:
U.S. government treasury securities	47,195	—	—	47,195
Total financial assets	$102,299	$—	$—	$102,299
Financial Liability:
Redeemable convertible preferred stock warrant liability	$—	$—	$1,272	$1,272
Total financial liability	$—	$—	$1,272	$1,272
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. As of October 31, 2017 and January 31, 2017, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than one year.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The Company’s redeemable convertible preferred stock warrants were categorized as Level 3 because they were valued based on unobservable inputs and management’s judgment due to the absence of quoted mark prices, inherent lack of liquidity and the long-term nature of such financial instruments. The Company estimated the fair value of its historical redeemable convertible preferred stock warrant liability using the Black-Scholes pricing model. The significant unobservable inputs used in the fair value measurement of the redeemable convertible preferred stock warrant liability were the fair value of the underlying stock at the valuation date and the estimated term of the warrant. Generally, increases (decreases) in the fair value of the underlying stock and estimated term resulted in a directionally similar impact to the fair value measurement, as recognized in other income (expense), net in the unaudited condensed consolidated statements of operations. As of October 31, 2017, all previously outstanding redeemable convertible preferred stock warrants were fully exercised, as described in Note 6, Warrants.
The following table presents a reconciliation of the redeemable convertible preferred stock warrant liability measured at fair value using significant unobservable inputs (in thousands):

Fair value, beginning balance, January 31, 2017	$1,272
Issuance of redeemable convertible preferred stock warrants	—
Conversion of redeemable convertible preferred stock warrant liability into redeemable convertible preferred stock	(1,171)
Change in fair value of redeemable convertible preferred stock warrant liability	(101)
Fair value, ending balance, October 31, 2017	$—

4.	Commitments and Contingencies
Operating Leases
The Company has entered into non-cancellable operating leases, primarily related to rental of office space expiring through 2027. The Company recognizes operating lease costs on a straight-line basis over the term of the agreement, taking into account adjustments for market provisions such as free or escalating base monthly rental payments or deferred payment terms such as rent holidays that defer the commencement date of the required payments. The Company may receive renewal or expansion options, leasehold improvement allowances or other incentives on certain lease agreements. Total rent expense related to operating leases was $2.3 million and $1.8 million for the three months ended October 31, 2017 and 2016, respectively, and $6.6 million and $5.0 million for the nine months ended October 31, 2017 and 2016, respectively.
In August 2016, the Company amended an existing irrevocable, standby letter of credit with Silicon Valley Bank for $0.5 million to serve as a security deposit for the Company’s headquarters lease in New York City. The amendment reduced the letter of credit from $1.1 million to $0.5 million. In January 2017, the Company entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $0.4 million to serve as a security deposit for the Company’s lease in Texas. In October 2017, the Company entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $0.2 million to serve as a security deposit for the Company’s lease in Australia. These letters of credit mature at various dates, but do not extend beyond the corresponding lease agreements for which such letter of credit has been obtained.
Other Obligations
The Company has entered into certain other non-cancelable agreements primarily for subscription, marketing services and capacity commitments. During the three and nine months ended October 31, 2017, the Company increased certain capacity commitments with respect to cloud infrastructure services. In addition, in November 2017, the Company entered into an enterprise partnership arrangement with a cloud infrastructure provider and in December 2017, the Company entered into a lease agreement for office space in New York City. Both of these subsequent events include additional commitments that are described further in Note 12, Subsequent Events.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Future minimum lease payments under non-cancelable operating leases and other non-cancelable agreements as of October 31, 2017, were as follows (in thousands):

Year Ending January 31,	Operating Leases	Other Obligations
Remainder of 2018	$2,422	$2,771
2019	8,235	3,383
2020	2,879	2,525
2021	2,823	1279
2022	1,523	—
Thereafter	4,902	—
Total minimum payments	$22,784	$9,958
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. The Company investigates these claims as they arise. Although claims are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, the Company is a party to litigation and subject to claims and threatened claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims, and other matters.
Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of October 31, 2017 and January 31, 2017, therefore, the Company has not recorded an accrual for such contingencies.
Indemnification
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its research and development. Pursuant to these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material. The Company maintains commercial general liability insurance and product liability insurance to offset certain of the Company’s potential liabilities under these indemnification provisions.
The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

5.	Stockholders’ Equity (Deficit)
Redeemable Convertible Preferred Stock
The Company previously issued redeemable convertible preferred stock in one or more series, each with such designations, rights, qualifications, limitations, and restrictions as set forth in the Company’s certificate of incorporation, as in effect prior to the IPO. Immediately prior to the completion of the IPO, as described in Note 1, Organization and Business Description, all shares of redeemable convertible preferred stock then outstanding were automatically converted to 26,952,887 shares of Class B common stock at the respective conversion ratios.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Class A and Class B Common Stock
The Company has two classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically convert to Class A common stock upon the following: (i) sale or transfer of such share of Class B common stock, subject to specified permitted transfers; (ii) the death of the Class B common stockholder (or nine months after the date of death if the stockholder is one of the founders); and (iii) on the final conversion date, defined as the earlier of (a) the first trading day on or after the date on which the outstanding shares of Class B common stock represent less than 10% of the then-outstanding Class A and Class B common stock; or (b) the date specified by vote of the Board of Directors and the holders of a majority of the outstanding shares of Class B common stock and redeemable convertible preferred stock, voting together as a single class on an as-converted basis. Class A and Class B common stock are referred to as common stock throughout the notes to the unaudited condensed consolidated financial statements, unless otherwise noted.
As of October 31, 2017, the Company had authorized 1,000,000,000 shares and 100,000,000 shares of Class A and Class B common stock, respectively, each par value $0.001 per share, of which 9,325,098 shares of Class A common stock were issued and outstanding and 41,341,283 and 41,241,912 shares of Class B common stock were issued and outstanding, respectively.

6.	Warrants
Redeemable Convertible Preferred Stock Warrants
The Company previously issued warrants to purchase Series E and Series F redeemable convertible preferred stock at an exercise price of $0.01 per share in connection with a software development contract with a customer. During the nine months ended October 31, 2017, warrants to purchase 45,301 shares of Series E redeemable convertible preferred stock and 41,258 shares of Series F redeemable convertible preferred stock were exercised in full, representing the total number of redeemable convertible preferred stock warrants outstanding. Upon the exercise of these warrants, the aggregate fair value of the Series E and Series F redeemable convertible preferred stock warrant liabilities was re-measured to be $1.2 million on the exercise date and was reclassified to redeemable convertible preferred stock. During the three months ended October 31, 2017, these shares of redeemable convertible preferred stock were automatically converted to 53,562 shares of Class B common stock at the respective conversion ratios.
Common Stock Warrants
In April 2013, in connection with a lease agreement and a loan agreement with the same financial institution, the Company issued immediately exercisable and fully vested warrants to purchase an aggregate of 116,258 shares of Class B common stock at an exercise price of $5.72 per share. Furthermore, in April 2013, in connection with a loan agreement with another financial institution, the Company issued immediately exercisable and fully vested warrants to purchase 5,785 shares of Class B common stock at an exercise price of $5.72 per share. These warrants were net exercised in full during the three months ended October 31, 2017 and the Company issued 99,534 shares of Class B common stock upon such exercise. No common stock warrants were outstanding as of October 31, 2017.

7.	Equity Incentive Plans
2008 and 2016 Stock Plan
In 2008 and 2016, the Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”), and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”), primarily for the purpose of granting stock-based awards to employees, directors, and consultants, including stock options and other stock-based awards including restricted stock units (“RSUs”). With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan. Stock options granted under the stock option plans may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. As of January 31, 2017, the Company made one ISO grant, all other stock options outstanding were granted as NSOs. The exercise prices of the stock option grants must be not less than 100% of the fair value of the common stock on the grant date as determined by the Board of Directors. If, at the date of grant, the optionee owns more than 10% of the total combined voting power of all classes of

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

outstanding stock (a “10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the date of grant as determined by the Board of Directors. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for ISOs granted to any 10% stockholder. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. RSU awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting quarterly over the next 12 quarters of the grantee’s service to the Company.
Stock Options and Restricted Stock Units
The following table summarizes stock option and RSU award activity for the 2008 and 2016 Plans (in thousands, except share and per share data and years):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2017	678,260	11,090,597	$6.47	8.2	$21,717
Authorized	3,000,000	—	—
Options granted	(3,596,525)	3,596,525	10.57
Options exercised	—	(1,242,172)	7.54
Early exercised shares repurchased	21,721	—	—
Options forfeited and expired	669,623	(669,623)	7.49
RSUs granted	(54,550)
Balance - October 31, 2017	718,529	12,775,327	7.56	8.0	292,772
Options vested and exercisable - January 31, 2017		4,344,092	6.21	7.3	9,875
Options vested and exercisable - October 31, 2017		5,011,187	$6.29	6.8	$121,224
During the three months ended October 31, 2017, the Company granted 29,550 RSUs to employees with a grant date fair value of $0.7 million. During the nine months ended October 31, 2017, the Company granted 54,550 RSUs with a total grant date fair value of $0.9 million. No RSUs were vested, forfeited or canceled as of October 31, 2017. No RSUs were granted during the three and nine months ended October 31, 2016.
2016 China Stock Appreciation Rights Plan
In April 2016, the Company adopted the 2016 China Stock Appreciation Rights Plan (as amended, the “China SAR Plan”) for its employees in China. For grants made prior to the IPO, the China SAR Plan included a service vesting condition and a performance vesting condition. The service vesting condition is generally over four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. The performance vesting condition is defined as the Company’s common stock being publicly traded (a qualifying liquidity event). The China SAR Plan units are cash settled upon exercise and will be paid as a cash bonus equal to the difference between the strike price of the vested plan units and the fair market value of common stock at the end of each reporting period.
For the year ended January 31, 2017, the Company granted 21,500 units of the China SAR Plan at a weighted average strike price of $6.78 per share. The Company granted no units under this plan for the three and nine months ended October 31, 2017. All of the units granted during the year ended January 31, 2017 were still outstanding as of October 31, 2017. During the three and nine months ended October 31, 2017, upon the vesting of 7,958 units, the total expense and liability related to China SAR for three and nine months ended October 31, 2017 was $0.2 million and was recorded as part of the “Accrued compensation and benefits” on the Company’s unaudited condensed consolidated balance sheet. The Company did not recognize any compensation expense related to the China SAR Plan prior to October 18, 2017 because the

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Company had determined the performance conditions, with respect to the occurrence of a qualifying liquidity event, were not probable until the successful IPO.
2017 Employee Stock Purchase Plan
In October 2017, the Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (“ESPP”). A total of 995,000 shares of the Company’s Class A common stock have been initially authorized for issuance under the 2017 ESPP. Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. The initial offering period will run from October 18, 2017 through June 15, 2018.
Unless otherwise determined by the Board of Directors, the Company’s Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% of the fair market value of the Company’s Class A common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s Class A common stock were first sold to the public, or (2) 85% of the fair market value of the Company’s Class A common stock on the last trading day of the offering period.
During the three and nine months ended October 31, 2017, no shares of Class A common stock were purchased under the 2017 ESPP. The total expense related to the 2017 ESPP for three and nine months ended October 31, 2017 was $0.1 million.
Stock Option Repricing
On April 13, 2016, the Company amended all then-current employee and active non-employee stock options with an exercise price greater than $6.50 per share that remained outstanding and unexercised on such date to reprice their respective exercise prices to $6.50 per share, the fair market value of the Company’s common stock as of April 13, 2016, as determined by the Board of Directors. Pursuant to this repricing, options to purchase 6,898,736 shares of common stock were repriced, including options to purchase 3,303,786 shares of common stock held by the Company’s executive officers. The Company determined the total incremental compensation expense related to the repriced awards was $10.7 million, of which $0.6 million was recorded in both the three months ended October 31, 2017 and 2016, respectively, and $1.8 million and $4.9 million in the nine months ended October 31, 2017 and 2016, respectively.
Early Exercise of Stock Options
The Company allows employees and directors to exercise options granted prior to vesting. The unvested shares are subject to lapsing repurchase rights upon termination of employment. For early exercised stock options under the 2008 Plan, the repurchase price is at the original purchase price. For early exercised stock options under the 2016 Plan, the repurchase price is the lower of (i) the then-current fair market value of the common stock on the date of repurchase, and (ii) the original purchase price. The proceeds initially are recorded in other current and noncurrent liabilities from the early exercise of stock options and reclassified to common stock and paid-in capital as the repurchase right lapses.
For the three months ended October 31, 2017 and 2016, the Company issued common stock of 99,618 and 21,506 shares, respectively, for stock options exercised prior to vesting. For the nine months ended October 31, 2017 and 2016, the Company issued common stock of 358,380 and 202,973 shares, respectively, for stock options exercised prior to vesting. For the three months ended October 31, 2017 and 2016, we repurchased 11,362 and 3,437 shares, respectively, of common stock related to unvested stock options at the original exercise price due to the termination of employees. For the nine months ended October 31, 2017 and 2016, we repurchased 21,721 and 3,516 shares, respectively, of common stock related to unvested stock options at the original exercise price due to the termination of employees. As of October 31, 2017 and January 31, 2017, 311,710 and 118,059 shares held by employees and directors were subject to potential repurchase at an aggregate price of $2.4 million and $0.8 million, respectively.
Determination of Fair Value
The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by the fair value of the Company’s common stock, as well as assumptions regarding a number of complex and subjective variables. The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options, , which requires the use of assumptions including actual and projected employee stock option exercise behaviors, expected price volatility of the Company’s common stock, the risk-free interest rate and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Fair Value of Common Stock. Prior to the IPO, the fair value of common stock underlying the stock options had historically been determined by the Board of Directors, with input from the Company’s management. The Board of Directors previously determined the fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock, sales of common stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. Subsequent to the IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company’s Class A common stock, which is traded publicly on the NASDAQ Stock Market.
Expected Term. The expected term represents the period that stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For other option grants, the Company estimates the expected term using historical data on employee exercises and post-vesting employment termination behavior taking into account the contractual life of the award.
Expected Volatility. Since the Company has limited trading history of its common stock, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its own business over a period equivalent to the expected term of the stock option grants.
Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.
Dividend Rate. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Expected term (in years)	5.97 - 6.11	5.91 - 6.08	5.85 - 6.20	5.77 - 6.99
Expected volatility	44.6% - 45.7%	41.4% - 41.5%	41.9% - 45.7%	41.4% - 42.5%
Risk-free interest rate	1.8% - 2.1%	1.4%	1.8% - 2.1%	1.2% - 1.5%
Dividend yield	0%	0%	0%	0%
The fair value of the purchase rights granted under the 2017 ESPP was estimated on the first day of the offering period using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended October 31,
2017
Expected term (in years)	0.67 - 0.7
Expected volatility	23% - 24%
Risk-free interest rate	1.2%
Dividend yield	0%

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Cost of revenue—subscription	$183	$131	$503	$425
Cost of revenue—services	123	70	292	397
Sales and marketing	1,704	1,095	4,400	4,346
Research and development	1,505	1,206	4,072	4,518
General and administrative	2,184	1,732	5,799	6,831
Total stock-based compensation expense	$5,699	$4,234	$15,066	$16,517

8.	Net Loss per Share Attributable to Common Stockholders
The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of redeemable convertible preferred stock to have been participating securities as the holders were entitled to receive non-cumulative dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses.
Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options to purchase common stock, early exercised stock options, and warrants to purchase redeemable convertible preferred stock and common stock are considered common shares equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net loss attributable to common stockholders	$(24,216)	$(19,535)	$(69,985)	$(64,861)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	17,421,642	12,418,879	14,749,500	11,983,324
Net loss per share attributable to common stockholders, basic and diluted	$(1.39)	$(1.57)	$(4.74)	$(5.41)

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following weighted-average outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Redeemable convertible preferred stock (as converted)	24,316,192	25,853,450	26,045,352	25,853,450
Redeemable convertible preferred stock warrants (as converted)	1,339	54,604	30,122	54,604
Common stock warrants	116,485	122,043	120,190	122,043
Stock options to purchase Class B common stock	9,321,627	11,220,176	9,783,945	10,736,027
Stock options to purchase Class A common stock	3,258,405	—	2,207,524	—
Early exercised stock options	318,240	117,487	236,231	67,528

9.	Income Taxes
The Company recorded a provision for income taxes of $0.3 million and $0.1 million for the three months ended October 31, 2017 and 2016, respectively and $0.8 million and $0.3 million for the nine months ended October 31, 2017 and 2016, respectively. The provision for income taxes was primarily due to foreign taxes.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of October 31, 2017, the Company’s net unrecognized tax benefits totaled $5.2 million, none of which would impact the Company’s effective tax rate if recognized. The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s unaudited condensed consolidated financial statements.

10.	Segments
The Company operates its business as one operating segment as it only reports financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is the Company’s chief operating decision maker. The following table sets forth the Company’s total revenue by geographic area based on the customers’ location (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Americas	$28,045	$17,931	$74,965	$48,617
Europe	11,418	7,543	30,340	20,616
Asia Pacific	2,025	831	4,173	2,191
Total	$41,488	$26,305	$109,478	$71,424
Customers located in the United States accounted for 64%, 65%, 65% and 65% of total revenue for the three months ended October 31, 2017 and 2016 and the nine months ended October 31, 2017 and 2016, respectively. Customers located in the United Kingdom accounted for 11%, 10%, 11% and 11% of total revenue for the three months ended October 31, 2017 and 2016 and the nine months ended October 31, 2017 and 2016, respectively. No other country accounted for 10% or more of revenue for the periods presented.
As of October 31, 2017 and January 31, 2017, substantially all of the Company’s long-lived assets were located in the United States.

11.	Related Party Transactions
All contracts with related parties are executed in ordinary course of business. There were no material related party transactions in the three and nine months ended October 31, 2017 and 2016. As of October 31, 2017 and January 31, 2017 , there were no material amounts payable to or amounts receivable from related parties.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

12.	Subsequent Events
In November 2017, the Company entered into an enterprise partnership arrangement with a cloud infrastructure provider that includes a non-cancelable commitment of $36.0 million over the next three years, inclusive of capacity commitments that existed as of October 31, 2017 of approximately $6.7 million.
In December 2017, the Company entered into a lease agreement for 106,230 rentable square feet of office space (the “Premises”) to accommodate its growing employee base in New York City. The Company expects delivery of the Premises on January 1, 2018 to commence renovations of the Premises and expects to complete the renovations and vacate its current office space prior to the expiration of its existing lease in December 2018. Total estimated aggregate base rent payments over the initial 12-year term of the lease are $87.9 million, with payments beginning 18 months after delivery of the Premises.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2017 included in the final prospectus for our initial public offering (“IPO”) dated as of October 18, 2017 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424(b)(4) on October 19, 2017 (the “October 2017 Prospectus”).
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Our corporate website is located at www.mongodb.com. We make available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing such reports to, the SEC. Information contained on our corporate website is not part of this Quarterly Report on Form 10-Q or any other report filed with or furnished to the SEC.
Overview
MongoDB is the leading modern, general purpose database platform. Our platform unleashes the power of software and data for developers and the applications they build. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. We built our platform to run applications at scale across a broad range of use cases in the cloud, on-premise or in a hybrid environment. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications while maintaining the core capabilities of legacy databases. This allows software developers to build or modernize applications quickly and intuitively, making developers more productive and giving their organizations a competitive advantage.
We generate revenue primarily from sales of subscriptions, which accounted for 91% and 90% of our total revenue for the nine months ended October 31, 2017 and 2016, respectively. Our primary subscription package is MongoDB Enterprise Advanced, which represented 68% and 71% of our subscription revenue for the nine months ended October 31, 2017 and 2016, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. As a result, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. Our subscription offerings are generally priced on a per server basis, subject to a per server RAM limit. The majority of our subscription contracts are one year in duration and invoiced upfront, although a growing number of our customers are entering into multi-year subscriptions. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.

We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our cloud-hosted database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management of Community Server. It represented 1% of our total revenue for the three months ended October 31, 2016 and increased to 8% of our total revenue for the three months ended October 31, 2017. MongoDB Atlas is consumption-based and charged monthly to the customer based on usage. Given our platform has been downloaded from our website more than 30 million times since February 2009 and over 10 million times in the last 12 months alone, our initial growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to become customers of MongoDB Atlas and enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 9% and 10% of our total revenue for the nine months ended October 31, 2017 and 2016, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing, and we have experienced rapid growth. We have made substantial investments in developing our platform and expanding our sales and marketing footprint and intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Key Factors Affecting Our Performance
Growing Our Customer Base
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of October 31, 2017, we had over 4,900 customers across a wide range of industries and in 90 countries, compared to over 2,600 customers as of October 31, 2016. All affiliated entities are counted as a single customer. As of October 31, 2017, we had over 1,400 customers that were sold through our direct sales force and channel partners, as compared to over 1,150 such customers as of October 31, 2016. These customers, which we refer to as our Direct Customers, accounted for 91% and 95% of our subscription revenue for the nine months ended October 31, 2017 and the fiscal year ended January 31, 2017, respectively. We are also focused on increasing the number of MongoDB Atlas customers, which was over 2,600 as of October 31, 2017, just 16 months since its launch.
Increasing Adoption of MongoDB Atlas
In June 2016, we introduced MongoDB Atlas. This hosted cloud offering is an important part of our run-anywhere strategy and allows us to generate revenue from Community Server, converting users who do not need all of the benefits of MongoDB Enterprise Advanced to customers. To accelerate adoption of this DBaaS offering, earlier in 2017, we introduced tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. We have also expanded our introductory offerings for MongoDB Atlas, including a free tier, which provides limited processing power and storage in order to drive usage and adoption of MongoDB Atlas among developers. We have invested significantly in MongoDB Atlas and our ability to drive adoption of MongoDB Atlas is a key component of our growth strategy.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their subscriptions to our platform. In addition, our customers expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their IT infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our database within their organization, which can include offering centralized internal support or providing MongoDB-as-a-service internally. Over time, the average subscription amount for our Direct Customers has increased. In addition, self-service customers have begun to increase their consumption of our products, particularly MongoDB Atlas.

We monitor annualized recurring revenue (“ARR”) to help us measure our subscription performance. We define ARR as the subscription revenue we would contractually expect to receive from customers over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes self service products, including MongoDB Atlas not sold on a commitment basis, and professional services. For self-service customers, we measure their annualized monthly recurring revenue (“MRR”), which is calculated by annualizing their usage of our self-serve products in the prior 30 days and assuming no increases or reductions in their usage. The number of customers with $100,000 or greater in ARR and annualized MRR was 110, 164, 246 and 320 as of January 31, 2015, 2016 and 2017 and October 31, 2017, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is comprised of term licenses and hosted as‑a‑service solutions. Subscriptions to term licenses include technical support and access to new software versions on a when‑and‑if available basis. Revenue from our term licenses is recognized ratably and is typically billed annually in advance. Revenue from our hosted as‑a‑service solutions is primarily generated on a usage basis and is billed either in arrears or paid up front.
Services Revenue. Services revenue is comprised of consulting and training services and is recognized over the period of delivery of the applicable services. We recognize revenue from services agreements as services are delivered if sold on a stand‑alone basis and ratably over the contractual period if sold as a bundled element along with our subscriptions.
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the rate of customer renewals and expansions, delivery of professional services, the impact of significant transactions and seasonality of or fluctuations in usage for our consumption‑based customers. Certain of our services agreements are sold as a bundled element along with our subscriptions. In those cases, when services commence later than the start date of the subscription, as long as all other revenue recognition criteria have been met, we record a cumulative catch up of revenue that would have been recognized over the period from the beginning of the subscription term until the commencement of services.
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel costs, including salaries, bonuses and benefits, and stock‑based compensation, for employees associated with our subscription arrangements principally related to technical support and allocated shared costs, as well as depreciation and amortization. Our cost of subscription revenue for our hosted as‑a‑service solutions includes third‑party cloud infrastructure and overhead. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and, depending on the results of MongoDB Atlas, our cost of subscription revenue may increase as a percentage of subscription revenue as well.
Cost of Services Revenue. Cost of services revenue primarily includes personnel costs, including salaries and benefits, and stock‑based compensation, for employees associated with our professional service contracts, travel costs and allocated shared costs, as well as depreciation and amortization. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.
Gross Profit and Gross Margin
Gross Profit. Gross profit represents revenue less cost of revenue.
Gross Margin. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services, the mix of products sold, transaction volume growth and the mix of revenue between subscriptions and services. We expect our gross margin to fluctuate over time depending on the factors described above and, to the extent MongoDB Atlas revenue increases as a percentage of total revenue, our gross margin may decline as a result of the associated hosting costs of MongoDB Atlas.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology and employee benefit costs.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, sales commission and benefits, bonuses and stock‑based compensation. These expenses also include costs related to marketing programs, travel‑related expenses and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand‑building and developer‑community activities. We expect our sales and marketing expense to increase in absolute dollars over time as we expand our sales force and increase our marketing resources, expand into new markets and further develop our channel program.
Research and Development. Research and development expense consists primarily of personnel costs, including salaries, bonuses and benefits, and stock‑based compensation. It also includes amortization associated with intangible acquired assets and allocated overhead. We expect our research and development expenses to continue to increase in absolute dollars, as we continue to invest in our platform and develop new products.
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses and benefits, and stock‑based compensation for administrative functions including finance, legal, human resources and external legal and accounting fees, as well as allocated overhead. We expect general and administrative expense to increase in absolute dollars over time as we continue to invest in the growth of our business and incur the costs of compliance associated with being a publicly traded company.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income and gains and losses from foreign currency transactions.
Provision for Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2017, we had net operating loss carryforwards (“NOLs”) for federal, state and Irish income tax purposes of $175.6 million, $138.6 million and $119.3 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and in the year ending January 31, 2021 for state purposes. Ireland allows NOLs to be carried forward indefinitely. Under Section 382 of the U.S. Internal Revenue Code of 1986, a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre‑change NOLs to offset future taxable income. In April 2017, we completed an analysis under Section 382 to evaluate whether there are any limitations on our NOLs through January 31, 2017 and concluded that the prior ownership changes do not limit the utilization of the NOLs before they expire, assuming sufficient future federal and state taxable income. However, it is possible that we could experience a future ownership change under Section 382 or other regulatory changes, such as suspension on the use of the NOLs, that could result in the expiration of our NOLs or otherwise cause them to be unavailable to offset future federal and state taxable income.
Highlights for the Three and Nine Months Ended October 31, 2017
For the three and nine months ended October 31, 2017, our total revenue was $41.5 million and $109.5 million, respectively, as compared to $26.3 million and $71.4 million for the three and nine months ended October 31, 2016, respectively. Our net loss was $24.2 million and $70.0 million for the three and nine months ended October 31, 2017, respectively, and $19.5 million and $64.9 million for the three and nine months ended October 31, 2016, respectively. Our operating cash flow was $(37.2) million and $(28.0) million for the nine months ended October 31, 2017 and 2016, respectively. Our free cash flow was $(38.9) million and $(29.4) million for the nine months ended October 31, 2017 and 2016, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
In October 2017, we closed our IPO of 9,200,000 shares of our Class A common stock at an offering price of $24.00 per share, including 1,200,000 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $201.6 million, after deducting underwriting discounts and commissions of $15.5 million and offering expenses of $3.9 million.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(unaudited, dollars in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$37,885	$23,805	$99,603	$64,018
Services	3,603	2,500	9,875	7,406
Total revenue	41,488	26,305	109,478	71,424
Cost of revenue(1):
Subscription	7,904	4,981	21,669	13,656
Services	3,167	2,238	8,789	7,866
Total cost of revenue	11,071	7,219	30,458	21,522
Gross profit	30,417	19,086	79,020	49,902
Operating expenses:
Sales and marketing(1)	28,050	18,656	77,087	56,110
Research and development(1)	16,588	13,300	45,414	38,540
General and administrative(1)	9,829	6,385	26,533	19,916
Total operating expenses	54,467	38,341	149,034	114,566
Loss from operations	(24,050)	(19,255)	(70,014)	(64,664)
Other income (expense), net	170	(177)	846	56
Loss before provision for income taxes	(23,880)	(19,432)	(69,168)	(64,608)
Provision for income taxes	336	103	817	253
Net loss	$(24,216)	$(19,535)	$(69,985)	$(64,861)

(1)	Includes stock‑based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(unaudited, dollars in thousands)
Cost of revenue—subscription	$183	$131	$503	$425
Cost of revenue—services	123	70	292	397
Sales and marketing	1,704	1,095	4,400	4,346
Research and development	1,505	1,206	4,072	4,518
General and administrative	2,184	1,732	5,799	6,831
Total stock‑based compensation expense	$5,699	$4,234	$15,066	$16,517

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(unaudited, dollars in thousands)
Percentage of Revenue Data:
Revenue:
Subscription	91%	90%	91%	90%
Services	9%	10%	9%	10%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	19%	19%	20%	19%
Services	8%	9%	8%	11%
Total cost of revenue	27%	28%	28%	30%
Gross profit	73%	72%	72%	70%
Operating expenses:
Sales and marketing	68%	71%	70%	79%
Research and development	40%	51%	41%	54%
General and administrative	24%	24%	24%	28%
Total operating expenses	132%	146%	135%	161%
Loss from operations	(58)%	(73)%	(64)%	(91)%
Other income (expense), net	—%	(1)%	1%	—%
Loss before provision for income taxes	(58)%	(74)%	(63)%	(91)%
Provision for income taxes	1%	—%	1%	—%
Net loss	(59)%	(74)%	(64)%	(91)%
Comparison of the Three Months Ended October 31, 2017 and 2016
Revenue

	Three Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Subscription	$37,885	$23,805	$14,080	59%
Services	3,603	2,500	1,103	44%
Total revenue	$41,488	$26,305	$15,183	58%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $14.1 million primarily due to $10.2 million from sales to new customers, which included the impact of the increased adoption of MongoDB Atlas. The remainder of the increase in subscription revenue resulted from sales to our existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers and revenue recognized for previously sold service agreements sold as a bundled element with subscriptions.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Subscription cost of revenue	$7,904	$4,981	$2,923	59%
Services cost of revenue	3,167	2,238	929	42%
Total cost of revenue	11,071	7,219	3,852	53%
Gross profit	$30,417	$19,086	$11,331	59%
Gross margin	73%	73%
Subscription	79%	79%
Services	12%	10%
The increase in subscription cost of revenue was primarily due to a $1.9 million increase in third‑party cloud infrastructure costs, primarily associated with the increased adoption of MongoDB Atlas, and a $0.9 million increase in personnel costs associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher headcount in our services organization. Total headcount in our support and services organizations increased 22% as of October 31, 2017 compared to October 31, 2016.
Gross margin remained flat at 73% during the three months ended October 31, 2017 compared to the prior-year period.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Sales and marketing	$28,050	$18,656	$9,394	50%
The increase in sales and marketing expense was primarily due to an increase in personnel costs driven by an increase in our sales and marketing headcount of 51%, from 249 as of October 31, 2016 to 376 as of October 31, 2017.
Research and Development

	Three Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Research and development	$16,588	$13,300	$3,288	25%
The increase in research and development expense was primarily driven by an increase in personnel costs as we increased our research and development headcount.
General and Administrative

	Three Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
General and administrative	$9,829	$6,385	$3,444	54%
The increase in general and administrative expense was primarily due to an increase in general and administrative personnel headcount, resulting in an increase of $1.9 million in personnel costs, as well as a $0.6 million increase in professional services‑related fees from higher costs of compliance associated with being a publicly traded company.

Other Income (Expense), net

	Three Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Other income (expense), net	$170	$(177)	$347	196%
The increase in other income (expense), net was primarily due to an increase in interest income on investments and net gains from foreign currency transactions.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Provision for income taxes	$336	$103	$233	226%
The increase in provision for income taxes was primarily due to an increase in foreign taxes as we continued our global expansion.
Comparison of the Nine Months Ended October 31, 2017 and 2016
Revenue

	Nine Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Subscription	$99,603	$64,018	$35,585	56%
Services	9,875	7,406	2,469	33%
Total revenue	$109,478	$71,424	$38,054	53%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $35.6 million primarily due to $18.2 million from sales to new customers, which included the impact of the increased adoption of MongoDB Atlas. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Nine Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Subscription cost of revenue	$21,669	$13,656	$8,013	59%
Services cost of revenue	8,789	7,866	923	12%
Total cost of revenue	30,458	21,522	8,936	42%
Gross profit	$79,020	$49,902	$29,118	58%
Gross margin	72%	70%
Subscription	78%	79%
Services	11%	(6)%
The increase in subscription cost of revenue was primarily due to a $4.5 million increase in third‑party cloud infrastructure costs, primarily associated with the launch of MongoDB Atlas, as well as a $3.0 million increase in personnel costs associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher headcount in our services organization.

The increase in gross margin was primarily driven by an increase in services gross margin of 17 percentage points primarily driven by the higher utilization rates of our professional services personnel during the nine months ended October 31, 2017 as compared to the prior-year period.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Sales and marketing	$77,086	$56,109	$20,977	37%
The increase in sales and marketing expense was primarily due to an increase of $17.0 million in personnel costs, including an increase in commission expense of $3.5 million, driven by an increase in our sales and marketing headcount of 51% from 249 as of October 31, 2016 to 376 as of October 31, 2017. The remainder of the increase was primarily attributable to higher spend on marketing programs.
Research and Development

	Nine Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Research and development	$45,414	$38,540	$6,874	18%
The increase in research and development expense was primarily driven by an increase in personnel costs as we increased our research and development headcount.
General and Administrative

	Nine Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
General and administrative	$26,533	$19,916	$6,617	33%
The increase in general and administrative expense was primarily due to an increase in general and administrative personnel headcount, resulting in an increase of $5.1 million in personnel costs, as well as a $1.5 million increase in professional services‑related fees from higher costs of compliance associated with being a publicly traded company. These increases in general and administrative expense were partially offset by a decrease of $1.0 million in stock-based compensation expense due to the option repricing we effected in April 2016.
Other Income (Expense), net

	Nine Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Other income, net	$846	$56	$790	1,411%
The increase in other income (expense), net was primarily due to an increase in interest income on investments and net gains from foreign currency transactions.

Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2017	2016	$	%
	(unaudited, dollars in thousands)
Provision for income taxes	$817	$253	$564	223%
The increase in provision for income taxes was primarily due to an increase in foreign taxes as we continued our global expansion.
Liquidity and Capital Resources
As of October 31, 2017, we had cash and cash equivalents and short‑term investments totaling $288.6 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities.
In October 2017, we closed our IPO of 9,200,000 shares of our Class A common stock at an offering price of $24.00 per share, including 1,200,000 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $201.6 million, after deducting underwriting discounts and commissions of $15.5 million and offering expenses of $3.9 million. Previously, we financed our operations principally through private placements of our redeemable convertible preferred stock. We have received net proceeds of $345.3 million from the issuance of shares of our redeemable convertible preferred stock. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. As of October 31, 2017, we had an accumulated deficit of $417.4 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, and the continuing market acceptance of our subscriptions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2017	2016
	(unaudited, dollars in thousands)
Net cash used in operating activities	$(37,169)	$(27,992)
Net cash (used in) provided by investing activities	(363)	31,334
Net cash provided by financing activities	$211,203	$7,165
Non‑GAAP Free Cash Flow
To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures and capitalized software development costs, if any. In the nine months ended October 31, 2017 and 2016, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

	Nine Months Ended October 31,
	2017	2016
	(unaudited, dollars in thousands)
Net cash used in operating activities	$(37,169)	$(27,992)
Capital expenditures	(1,714)	(1,422)
Capitalized software	—	—
Free cash flow	$(38,883)	$(29,414)
Operating Activities
Cash used in operating activities during the nine months ended October 31, 2017 was $37.2 million primarily driven by our net loss of $70.0 million and was partially offset by non‑cash charges of $15.1 million for stock‑based compensation and $2.8 million for depreciation and amortization. In addition, our cash used in operating activities was further offset by an increase of $21.8 million in deferred revenue resulting from the overall growth of our sales and our expanding customer base, and an increase of $2.2 million in accrued liabilities mainly related to offering costs not yet paid. The change in deferred revenue and accrued liabilities was partially offset by an increase of $2.1 million in prepaid expenses and other current assets, and an increase of $4.7 million in accounts receivable as a result of the overall increase in revenue and deferred revenue.
Cash used in operating activities during the nine months ended October 31, 2016 was $28.0 million primarily driven by our net loss of $64.9 million and was partially offset by non‑cash charges of $16.5 million for stock‑based compensation and $2.8 million for depreciation and amortization. In addition, our cash used in operating activities was further offset by a decrease of $4.6 million in accounts receivable due to collection from customers, and an increase of $15.8 million in deferred revenue resulting from the overall growth of our sales and our expanding customer base. The change in accounts receivable and deferred revenue was partially offset by an increase of $1.4 million in prepaid expenses and other current assets.
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2017 of $0.4 million resulted primarily from the purchase of marketable securities, net of maturities.
Cash provided by investing activities during the nine months ended October 31, 2016 of $31.3 million resulted primarily from net proceeds from sales and maturities of marketable securities.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2017 was $211.2 million. This was primarily due to $205.5 million in proceeds from our IPO completed in October 2017.
Cash provided by financing activities during the nine months ended October 31, 2016 was $7.2 million primarily due to proceeds from the exercise of stock options.
Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and sales from time to time with the fourth quarter historically being our strongest quarter for new customer sales and renewals as a result of large enterprise buying patterns. Our recent growth and the ratable nature of our subscription revenue make this seasonality less apparent in our overall financial results.

Off Balance Sheet Arrangements
As of October 31, 2017, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
During the nine months ended October 31, 2017, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our October 2017 Prospectus. See Note 4, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In November 2017, we entered into an enterprise partnership arrangement with a cloud infrastructure provider and in December 2017, we entered into a lease agreement to occupy 106,230 rentable square feet of office space in New York City. See Note 12, Subsequent Events, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no material changes in our critical accounting policies from those disclosed in our October 2017 Prospectus, under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
JOBS Act
As an “emerging growth company,” Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of public companies who are required to comply with the effective dates for new or revised accounting standards, which may make comparison of our financial statements to those of other public companies more difficult.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of October 31, 2017 and January 31, 2017, we had cash, cash equivalents and short-term investments of $288.6 million and $116.5 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our historical consolidated financial statements for the nine months ended October 31, 2017 and the year ended January 31, 2017.

Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pound (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the nine months ended October 31, 2017 and year ended January 31, 2017. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2017. Based on the evaluation of our disclosure controls and procedures as of October 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.
Risks Related to Our Business and Industry
We have a limited operating history, which makes it difficult to predict our future results of operations.
We were incorporated in 2007 and introduced MongoDB Community Server in 2009, MongoDB Enterprise Advanced in 2013 and MongoDB Atlas in 2016. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to accurately predict future growth. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription offerings and related services, reduced conversion of our open source users to paying customers, increasing competition, changes to technology or our intellectual property or our failure, for any reason, to continue to capitalize on growth opportunities. We have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have a history of losses, and as our costs increase, we may not be able to generate sufficient revenue to achieve or sustain profitability.
We have incurred net losses in each period since our inception, including net losses of $70.0 million and $86.7 million for the nine months ended October 31, 2017 and the fiscal year ended January 31, 2017, respectively. We had an accumulated deficit of $417.4 million as of October 31, 2017. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development, and expand our operations and infrastructure, both domestically and internationally. In addition, we expect to incur significant additional legal, accounting, and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Because we derive substantially all of our revenue from our database platform, failure of this platform to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects.
We derive and expect to continue to derive substantially all of our revenue from our database platform. As such, market adoption of our database platform is critical to our continued success. Demand for our platform is affected by a number of factors beyond our control, including continued market acceptance by developers, the availability of our

Community Server offering, the continued volume, variety and velocity that data is generated, timing of development and release of new offerings by our competitors, technological change, and the rate of growth in our market. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected.
We currently face significant competition.
The database software market, for both relational and non‑relational database products, is highly competitive, rapidly evolving and others may put out competing databases or sell services in connection with existing open source databases, including ours. The principal competitive factors in our market include: mindshare with software developers and IT executives; product capabilities, including flexibility, scalability, performance, security and reliability; flexible deployment options, including in the cloud, on‑premise or in a hybrid environment, and ease of deployment; breadth of use cases supported; ease of integration with existing IT infrastructure; robustness of professional services and customer support; price and total cost of ownership; adherence to industry standards and certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our operating results to suffer.
We primarily compete with legacy relational database software providers such as IBM, Microsoft, Oracle and other similar companies. We also compete with non‑relational database software providers and certain cloud providers such as Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”), and Microsoft Azure. In addition, other large software and internet companies may seek to enter our market.
Some of our actual and potential competitors, in particular the legacy relational database providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality compared to our software. These larger competitors are also often in a better position to withstand any significant reduction in technology spending, and will therefore not be as susceptible to competition or economic downturns. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate.
Furthermore, our actual and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and offerings in the markets we address. In addition, third parties with greater available resources may acquire current or potential competitors. As a result of such relationships and acquisitions, our actual or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or future competitors.
If we do not effectively expand our sales and marketing organization, we may be unable to add new customers or increase sales to our existing customers.
Increasing our customer base and achieving broader market acceptance of our subscription offerings and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in large markets like New York, the San Francisco Bay Area and London, England. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations will be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.
Our adoption strategies include offering Community Server and a free tier of MongoDB Atlas, and we may not be able to realize the benefits of these strategies.
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server as an open source offering, analogous to a “freemium” offering. Community Server is a free‑to‑download version of our database that does not include all of the features of our commercial platform. We also offer a free tier of MongoDB Atlas in order to accelerate adoption, promote usage and drive brand and product awareness. We do not know if we will be able to convert these users to become paying customers of our platform. Our marketing strategy also depends in part on persuading users who use one of these free versions to convince others within their organization to purchase and deploy our platform. To the extent that users of Community Server or our free tier of MongoDB Atlas do not become, or lead others to become, paying customers, we will not realize the intended benefits of these strategies, and our ability to grow our business or achieve profitability may be harmed.
We have invested significantly in our MongoDB Atlas offering and if it fails to achieve market adoption our business, results of operations and financial condition could be harmed.
We introduced MongoDB Atlas in June 2016. We have less experience marketing, determining pricing for and selling MongoDB Atlas, and we are still determining how to best market, price and support adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness. Although MongoDB Atlas has seen rapid adoption since its commercial launch, we cannot guarantee that rate of adoption will continue at the same pace or at all. If we are unsuccessful in our efforts to drive customer adoption of MongoDB Atlas, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.
We could be negatively impacted if the GNU Affero General Public License Version 3 and other open source licenses under which some of our software is licensed are not enforceable.
The latest release of Community Server is licensed under the GNU Affero General Public License version 3 (the “AGPL”). This license states that any program licensed under it may be copied, modified and distributed provided certain conditions are met. It is possible that a court would hold this license to be unenforceable. If a court held this license or certain aspects of this license to be unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the AGPL.
We offer Community Server under an open source license, which could negatively affect our ability to monetize and protect our intellectual property rights.
We make our Community Server offering available under the AGPL. Community Server is a free‑to‑download version of our database that includes the core functionality developers need to get started with MongoDB but not all of the features of our commercial platform. The AGPL grants licensees broad freedom to view, use, copy, modify and redistribute the source code of Community Server. Some commercial enterprises consider AGPL‑licensed software to be unsuitable for commercial use because of its “copyleft” requirement that further distribution of AGPL‑licensed software and modifications or adaptations to that software must be made available pursuant to the AGPL as well. However, some of those same commercial enterprises do not have the same concerns regarding using the software under the AGPL for internal purposes. Anyone can obtain a free copy of Community Server from the Internet, and we do not know who all of our AGPL licensees are. Competitors could develop modifications of our software to compete with us in the marketplace. We do not have visibility into how our software is being used by licensees, so our ability to detect violations of the AGPL is extremely limited.
In addition to Community Server, we contribute other source code to open source projects under open source licenses and release internal software projects under open source licenses, and anticipate doing so in the future. Because the source code for Community Server and any other software we contribute to open source projects or distribute under open source licenses is publicly available, our ability to monetize and protect our intellectual property rights with respect to such source code may be limited or, in some cases, lost entirely.

Our software incorporates third‑party open source software, which could negatively affect our ability to sell our products and subject us to possible litigation.
Our software includes third‑party open source software, and we intend to continue to incorporate third‑party open source software in our products in the future. There is a risk that the use of third‑party open source software in our software could impose conditions or restrictions on our ability to monetize our software. Although we monitor the incorporation of open source software into our products to avoid such restrictions, we cannot be certain that we have not incorporated open source software in our products or platform in a manner that is inconsistent with our licensing model. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to inconsistent licensing terms. This could create further uncertainties as to the governing terms for the open source software we incorporate.
In addition, the terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated restrictions or conditions on our use of such software. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we developed using such open source software, which could include proprietary portions of our source code, or otherwise seeking to enforce the terms of the open source licenses. These claims could result in litigation and could require us to make those proprietary portions of our source code freely available, purchase a costly license or cease offering the implicated software or services unless and until we can re‑engineer them to avoid infringement. This re‑engineering process could require significant additional research and development resources, and we may not be able to complete it successfully.
In addition to risks related to license requirements, use of third‑party open source software can lead to greater risks than use of third‑party commercial software, as open source licensors generally do not provide warranties. In addition, licensors of open source software included in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with our licensing model, and thus could, among other consequences, prevent us from incorporating the software subject to the modified license.
Any of these risks could be difficult to eliminate or manage, and if not addressed, could have a negative effect on our business, results of operations and financial condition.
If we are not able to introduce new features or services successfully and to make enhancements to our software or services, our business and results of operations could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our software and to introduce new features and services. For example, we introduced MongoDB Atlas in June 2016. To grow our business and remain competitive, we must continue to enhance our software and develop features that reflect the constantly evolving nature of technology and our customers’ needs. The success of MongoDB Atlas and any other products, enhancements or developments depends on several factors: our anticipation of market changes and demands and product features, including timely product introduction and conclusion, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely. In addition, because our software is designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our software to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our software will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost‑effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.
We also offer professional services including consulting and training and must continually adapt to assist our customers in deploying our software in accordance with their specific IT strategies. If we cannot introduce new services or enhance our existing services to keep pace with changes in our customers’ deployment strategies, we may not be able to attract new customers, retain existing customers and expand their use of our software or secure renewal contracts, which are important for the future of our business.

Our success is highly dependent on our ability to penetrate the existing market for database products, as well as the growth and expansion of the market for database products.
Our future success will depend in large part on our ability to service existing demand, as well as the continued growth and expansion of the database market. It is difficult to predict demand for our offerings, the conversion from one to the other and related services and the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing database market and any expansion of the market depends on a number of factors, including cost, performance and perceived value associated with our subscription offerings, as well as our customers’ willingness to adopt an alternative approach to relational and other database products available in the market. Furthermore, many of our potential customers have made significant investments in relational databases, such as offerings from Oracle, and may be unwilling to invest in new products. If the market for databases fails to grow at the rate that we anticipate or decreases in size or we are not successful in penetrating the existing market, our business would be harmed.
Our future quarterly results may fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price could decline substantially.
Our results of operations, including our revenue, operating expenses and cash flows may vary significantly in the future as a result of a variety of factors, many of which are outside of our control, may be difficult to predict and may or may not fully reflect the underlying performance of our business and period‑to‑period comparisons of our operating results may not be meaningful. Some of the factors that may cause our results of operations to fluctuate from quarter to quarter include:

•	changes in actual and anticipated growth rates of our revenue, customers and other key operating metrics;

•	new product announcements, pricing changes and other actions by competitors;

•
the mix of revenue and associated costs attributable to subscriptions for our MongoDB Enterprise Advanced and MongoDB Atlas offerings and professional services, as such relative mix may impact our gross margins and operating income;

•	the mix of revenue and associated costs attributable to sales where subscriptions are bundled with services versus sold on a standalone basis and sales by us and our partners;

•	our ability to attract new customers;

•	our ability to retain customers and expand their usage of our software, particularly for our largest customers;

•	the inability to enforce our AGPL license;

•
delays in closing sales, including the timing of renewals, which may result in revenue being pushed into the next quarter, particularly because a large portion of our sales occur toward the end of each quarter;

•	the timing of revenue recognition;

•	the mix of revenue attributable to larger transactions as opposed to smaller transactions;

•	changes in customers’ budgets and in the timing of their budgeting cycles and purchasing decisions;

•	customers and potential customers opting for alternative products, including developing their own in‑house solutions, or opting to use only the free version of our products;

•	fluctuations in currency exchange rates;

•	our ability to control costs, including our operating expenses;

•
the timing and success of new products, features and services offered by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our software;

•	our failure to maintain the level of service uptime and performance required by our customers;

•	the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress;

•	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;

•	the impact of new accounting pronouncements; and

•	fluctuations in stock‑based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. In addition, we expect to incur significant additional expenses due to the increased costs of operating as a public company. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our Class A common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our business, operations, and employee headcount. For fiscal years 2016 and 2017 and the nine months ended October 31, 2016 and 2017, our total revenue was $65.3 million and $101.4 million and $71.4 million and $109.5 million, respectively, representing a 55% and 53% growth rate, respectively. We have also significantly increased the size of our customer base from over 1,100 customers as of January 31, 2015 to over 4,900 customers as of October 31, 2017, and we grew from 383 employees as of January 31, 2015 to 930 employees as of October 31, 2017. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
Our recent growth has placed, and future growth will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We will need to continue to improve our operational, financial, and management processes and controls, and our reporting systems and procedures to manage the expected growth of our operations and personnel, which will require significant expenditures and allocation of valuable management and employee resources. If we fail to implement these infrastructure improvements effectively, our ability to ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Further, if we do not effectively manage the growth of our business and operations, the quality of our products and services could suffer, the preservation of our culture, values and entrepreneurial environment may change and we may not be able to adequately address competitive challenges. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, all of which would adversely affect our brand, overall business, results of operations and financial condition.
If our security measures, or those of our service providers, are breached or unauthorized access to private or proprietary data is otherwise obtained, our software may be perceived as not being secure, customers may reduce or terminate their use of our software, and we may incur significant liabilities.
Because our software, which can be deployed in the cloud, on‑premise or in a hybrid environment and can be hosted by our customers or can be hosted by us as a service, allows customers to store and transmit data, there exists an inherent risk of a security breach or other security incident, which may result in the loss of, or unauthorized access to, this data. We, or our service providers, may also suffer a security breach or other security incident affecting the systems or networks used to operate our business, or otherwise impacting the data that is stored or processed in the conduct of our business. Any such security breach or other security incident could lead to litigation, indemnity obligations, regulatory investigations and enforcement actions, and other liability. If our security measures, or those of our services providers, are breached or are believed to have been breached, whether as a result of third‑party action, employee, vendor, or contractor error, malfeasance, phishing attacks, social engineering, or otherwise, loss of data may result, our reputation could be damaged, our business may suffer, and we may face regulatory investigations and actions, litigation, indemnity obligations, damages for contract breach, and fines and penalties for violations of applicable laws or regulations. Security breaches could also result in significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. Similarly, if a cyber incident (including any accidental or intentional computer or network issues such as phishing attacks, viruses, denial of service (“DoS”), attacks, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues) impairs the integrity or availability of our systems, or those of our service providers, by affecting our data, or reducing access to or shutting down one or more of our computing systems or our IT network, or if any such impairment is perceived to have occurred, we may be subject to negative treatment by our customers, our business partners, the press, and the public at large. We may also experience security breaches that may remain undetected for an extended period. Techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, and cybersecurity threats continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals, including phishing, social engineering or other illicit acts. We may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could harm our reputation and negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect not to renew their subscriptions, or subject us to third‑party lawsuits, regulatory fines, actions, and investigations, or other actions or liability, thereby adversely affecting our financial results.
While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage will be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal or other confidential data or otherwise relating to privacy or data security matters or that such coverage will continue to be available to us on commercially reasonable terms or at all.
Our sales cycle may be long and is unpredictable, and our sales efforts require considerable time and expense.
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our offerings. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of paying for our products and services. The length of our sales cycle, from initial evaluation to payment for our offerings is generally three to nine months, but can vary substantially from customer to customer or from application to application within a given customer. As the purchase and deployment of our products can be dependent upon customer initiatives, our sales cycle can extend to more than a year for some customers. Customers often view a subscription to our products and services as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our product offering prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:
•the effectiveness of our sales force, in particular new sales people as we increase the size of our sales force;
•the discretionary nature of purchasing and budget cycles and decisions;
•the obstacles placed by a customer’s procurement process;
•our ability to convert users of our free Community Server offering to paying customers;
•economic conditions and other factors impacting customer budgets;
•customer evaluation of competing products during the purchasing process; and
•evolving customer demands.
Given these factors, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized, particularly since we generally recognize revenue over the term of a subscription and in some cases, when our subscription offering is purchased with a service contract, we do not recognize revenue from the subscription until services are provided, which may result in lower than expected revenue in any given period, which would have an adverse effect on our business, results of operations and financial condition.

We have a limited history with our subscription offerings and pricing model and if, in the future, we are forced to reduce prices for our subscription offerings, our revenue and results of operations will be harmed.
We have limited experience with respect to determining the optimal prices for our subscription offerings. As the market for databases evolves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or convert Community Server users to paying customers on terms or based on pricing models that we have used historically. In the past, we have been able to increase our prices for our subscriptions offerings, but we may choose not to introduce or be unsuccessful in implementing future price increases. As a result of these and other factors, in the future we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to increase our services or product offerings without additional revenue to remain competitive, all of which could harm our results of operations and financial condition.
If we are unable to attract new customers in a manner that is cost‑effective and assures customer success, we will not be able to grow our business, which would adversely affect our results of operations, and financial condition.
In order to grow our business, we must continue to attract new customers in a cost‑effective manner and enable these customers to realize the benefits associated with our products and services. We may not be able to attract new customers for a variety of reasons, including as a result of their use of traditional relational and/or other database products, and their internal timing, budget or other constraints that hinder their ability to migrate to or adopt our products or services.
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2016 and 2017 and the nine months ended October 31, 2017, total sales and marketing expense represented 87%, 78% and 70% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations, and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment and growth of our MongoDB World, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value‑added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations, and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost‑effective acquisition of additional customers.
Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding their use of software and related services. Any decline in our customer renewals or failure to convince our customers to broaden their use of subscription offerings and related services would harm our business, results of operations, and financial condition.
Our subscription offerings are term‑based and a majority of our subscription contracts were one year in duration in fiscal year 2017. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be adversely affected.

If we fail to offer high quality support, our business and reputation could suffer.
Our customers rely on our personnel for support of our software included in our MongoDB Enterprise Advanced, MongoDB Atlas and MongoDB Professional packages. High‑quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high‑quality support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.
Real or perceived errors, failures or bugs in our software could adversely affect our business, results of operations, financial condition, and growth prospects.
Our software is complex, and therefore, undetected errors, failures or bugs have occurred in the past and may occur in the future. Our software is used in IT environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third‑party applications and equipment and networking configurations, which may cause errors or failures in the IT environment into which our software is deployed. This diversity increases the likelihood of errors or failures in those IT environments. Despite testing by us, real or perceived errors, failures or bugs may not be found until our customers use our software. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our software and harm our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures or bugs in our software could impair our ability to attract new customers, retain existing customers or expand their use of our software, which would adversely affect our business, results of operations and financial condition.
Because our software and services could be used to collect and store personal information, domestic and international privacy concerns could result in additional costs and liabilities to us or inhibit sales of our software.
Personal privacy has become a significant issue in the United States and in many other countries where we offer our software and services. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws, rules and regulations regarding the collection, use, storage and disclosure of personal information and breach notification procedures. Interpretation of these laws, rules and regulations and their application to our software and professional services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Gramm Leach Bliley Act and state laws relating to privacy and data security. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, or our customers, must comply. There may be substantial amounts of personally identifiable information or other sensitive information uploaded to our services and managed using our software.
In December 2015, European Union (“EU”), institutions reached agreement on a draft regulation that was formally adopted in April 2016, referred to as the General Data Protection Regulation (the “GDPR”). The GDPR updates and modernizes the principles of the 1995 EU Data Protection Directive. The GDPR significantly increases the level of sanctions for non‑compliance from those in existing EU data protection law. EU data protection authorities will have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Since we act as a data processor for our MongoDB Atlas customers, we are taking steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps will be effective. The GDPR will be enforced beginning in May 2018.
In addition to government regulation, privacy advocates and industry groups may propose new and different self‑regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self‑regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which we may be unable to do in a commercially reasonable manner or at all, and which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and other actual or alleged obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Privacy concerns, whether valid or not valid, may inhibit market adoption of our software particularly in certain industries and foreign countries.
The estimates of market opportunity and forecasts of market growth included in this prospectus may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts included in this prospectus are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the market in which we compete meets the size estimates and growth forecasted in this prospectus, our business could fail to grow for a variety of reasons, which would adversely affect our results of operations. For more information regarding the estimates of market opportunity and the forecasts of market growth included in this prospectus, see the section titled “Industry and Market Data.”
We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property rights could reduce the value of our software and brand.
Our success and ability to compete depend in part upon our intellectual property rights. As of October 31, 2017, we had eleven issued patents and 41 pending patent applications in the United States, which may not result in issued patents. Even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time‑consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology. In addition, we regularly contribute source code under open source licenses and have made some of our own software available under open source licenses, and we include third‑party open source software in our products. Because the source code for any software we contribute to open source projects or distribute under open source licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely. In addition, from time to time, we may face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we have developed using third‑party open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open‑source license.
Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. To the extent our database software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings and related services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.
If we are unable to maintain successful relationships with our partners, our business, results of operations and financial condition could be harmed.
In addition to our direct sales force and our website, we use strategic partners, such as global system integrators, value‑added resellers and independent software vendors to sell our subscription offerings and related services. Our agreements with our partners are generally nonexclusive, meaning our partners may offer their customers products and services of several different companies, including products and services that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our subscription offerings and related services, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings and related services may be harmed. Our partners may cease marketing our subscription offerings or related services with limited or no notice and with little or no penalty. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our growth objectives and results of operations.
We rely upon third‑party cloud providers to host our cloud offering; any disruption of or interference with our use of third‑party cloud providers would adversely affect our business, results of operations and financial condition.
We outsource substantially all of the infrastructure relating to MongoDB Atlas across AWS, Microsoft Azure and GCP to host our cloud offering. Customers of MongoDB Atlas need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service level commitments with respect to uptime. Third‑party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third‑party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our business, results of operations and financial condition. In addition, if our security, or that of any of these third‑party cloud providers, is compromised, our software is unavailable or our customers are unable to use our software within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third‑party cloud provider’s infrastructure and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third‑party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Any of the above circumstances or events may harm our business, results of operations and financial condition.
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business, results of operations and financial condition.
Our continued growth depends in part on the ability of our existing customers and new customers to access our software at any time and within an acceptable amount of time. We may experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes or failures, human or software errors, malicious acts, terrorism or capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance as our software offerings and customer implementations become more complex. If our software is unavailable or if our customers are unable to access features of our software within a reasonable amount of time or at all, or if other performance problems occur, our business, results of operations and financial conditions may be adversely affected.

Incorrect or improper implementation or use of our software could result in customer dissatisfaction and harm our business, results of operations, financial condition and growth prospects.
Our database software and related services are designed to be deployed in a wide variety of technology environments, including in large‑scale, complex technology environments, and we believe our future success will depend at least, in part, on our ability to support such deployments. Implementations of our software may be technically complicated, and it may not be easy to maximize the value of our software without proper implementation and training. For example, since January 2017, industry publications have reported ransomware attacks on over 50,000 MongoDB instances. Almost all of these instances were launched by users with our Community Server offering rather than users of MongoDB Enterprise Advanced. We believe these attacks were due to the users’ failure to properly turn on the recommended security settings when running MongoDB. If our customers are unable to implement our software successfully, or in a timely manner, customer perceptions of our company and our software may be impaired, our reputation and brand may suffer, and customers may choose not to renew their subscriptions or increase their purchases of our related services.
Our customers and partners need regular training in the proper use of and the variety of benefits that can be derived from our software to maximize its potential. We often work with our customers to achieve successful implementations, particularly for large, complex deployments. Our failure to train customers on how to efficiently and effectively deploy and use our software, or our failure to provide effective support or professional services to our customers, whether actual or perceived, may result in negative publicity or legal actions against us. Also, as we continue to expand our customer base, any actual or perceived failure by us to properly provide these services will likely result in lost opportunities for follow‑on sales of our related services.
If we fail to meet our service level commitments, our business, results of operations and financial condition could be adversely affected.
Our agreements with customers typically provide for service level commitments. Our MongoDB Professional and MongoDB Enterprise Advanced customers typically get service level commitments with certain guaranteed response times and comprehensive 24x365 coverage. Our MongoDB Atlas customers typically get monthly uptime service level commitments, where we are required to provide a service credit for any extended periods of downtime. The complexity and quality of our customer’s implementation and the performance and availability of cloud services and cloud infrastructure are outside our control and, therefore, we are not in full control of whether we can meet these service level commitments. Our business, results of operations and financial condition could be adversely affected if we fail to meet our service level commitments for any reason. Any extended service outages could adversely affect our business, reputation and brand.
We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales and technology professionals; if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly our Chief Executive Officer and Chief Technology Officer, and our highly skilled team members, including our sales personnel, client services personnel and software engineers. We do not maintain key man insurance on any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are employed on an at‑will basis, which means that they could terminate their employment with us at any time. The loss of any of our senior management or key employees, could adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well‑qualified employees in all aspects of our business, including sales personnel, client services personnel and software engineers, is intense. Our recruiting efforts focus on elite organizations and our primary recruiting competition are well‑known, high‑paying technology companies. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well‑qualified employees or retaining and motivating existing employees, our business would be adversely affected.

If we are not able to maintain and enhance our brand, especially among developers, our business and operating results may be adversely affected.
We believe that developing and maintaining widespread awareness of our brand, especially with developers, in a cost‑effective manner is critical to achieving widespread acceptance of our software and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in MongoDB World, MongoDB University, and similar investments in our brand and customer engagement and education may not generate a sufficient financial return. If we fail to successfully promote and maintain our brand, or continue to incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand‑building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and entrepreneurial spirit we have worked hard to foster, which could harm our business.
We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2015 to October 31, 2017, we increased the size of our workforce by 547 employees, and we expect to continue to hire aggressively as we expand, especially sales and marketing personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Our substantial anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.
We depend and rely upon software‑as‑a‑service (“SaaS”), technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.
We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including enterprise resource planning, order management, contract management billing, project management, and accounting and other operational activities. If these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
We may be subject to intellectual property rights claims by third parties, which may be costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused or infringed the intellectual property rights of our competitors, non‑practicing entities or other third parties. This risk is exacerbated by the fact that our software incorporates third‑party open source software.
Any intellectual property claims, with or without merit, could be very time‑consuming and expensive and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights, some of which we have invested considerable effort and time to bring to market. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non‑infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any aspect of our business that may ultimately be determined to infringe on the intellectual property rights of another party, we could be forced to limit or stop sales of subscriptions to our software and may be unable to compete effectively. Any of these results would adversely affect our business, results of operations and financial condition.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.
We recognize a majority of our revenue over the term of our customer contracts. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We recognize subscription revenue from subscription customers ratably over the terms of their contracts. The majority of our subscription contracts were one year in duration in fiscal year 2017. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Finally, our subscription‑based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.
Because our long‑term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the fiscal years ended January 31, 2016 and 2017 and the nine months ended October 31, 2017, total revenue generated from customers outside the United States was 31%, 35% and 35%, respectively, of our total revenue. We currently have international offices outside of North America throughout Europe, the Middle East and Africa (“EMEA”), and the Asia‑Pacific region, focusing primarily on selling our products and services in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives involve a variety of risks, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	the need to adapt and localize our products for specific countries;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	unexpected changes in laws, regulatory requirements, taxes or trade laws;

•	more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in EMEA;

•
differing labor regulations, especially in EMEA, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

•	increased travel, real estate, infrastructure and legal compliance costs associated with international operations;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	laws and business practices favoring local competitors or general preferences for local vendors;

•	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;

•	political instability or terrorist activities;

•
exposure to liabilities under anti‑corruption and anti‑money laundering laws, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and similar laws and regulations in other jurisdictions; and

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.
If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Often, contracts executed by our foreign operations are denominated in the currency of that country or region and a portion of our revenue is therefore subject to foreign currency risks. However, a strengthening of the U.S. dollar could increase the real cost of our subscription offerings and related services to our customers outside of the United States, adversely affecting our business, results of operations and financial condition. We incur expenses for employee compensation and other operating expenses at our non‑U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our software, and could have a negative impact on our business.
The future success of our business, and particularly our cloud offerings, such as MongoDB Atlas, depends upon the continued use of the internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our software in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet‑related commerce or communications generally, resulting in reductions in the demand for internet‑based solutions such as ours.
In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “ransomware,” “viruses,” “worms,” “malware,” “phishing attacks,” “data breaches” and similar malicious programs, behavior, and events, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our subscription offerings and related services could suffer.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. The authorities in these jurisdictions could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. In addition, the authorities could claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur, and our position was not sustained, we could be required to pay additional taxes, and interest and penalties. Such authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
Our success will depend, in part, on our ability to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may choose to do so through the acquisition of businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time‑consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•
an acquisition may negatively affect our results of operations because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	we may not be able to realize anticipated synergies;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•
an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•	we may encounter challenges integrating the employees of the acquired company into our company culture;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash;

•	if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business financial maintenance covenants; and

•	if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
The occurrence of any of these risks could have an adverse effect on our business, results of operations and financial condition.
We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our Class A common stock less attractive to investors.
For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements, and exemptions from the requirements of holding a non‑binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earlier to occur of (1) the last day of the fiscal year (a) following October 23, 2022, (b) in which our annual gross revenue is $1.07 billion or more, or (c) in which we are deemed to be a “large accelerated filer” as defined in the Exchange Act, and (2) the date on which we have, during the previous rolling three‑year period, issued more than $1 billion in non‑convertible debt securities. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have chosen to take advantage of such extended transition period, and as a result, we will not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non‑emerging growth companies.
We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile and may decline.
Failure to comply with anti‑bribery, anti‑corruption, and anti‑money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), U.S. Travel Act, the U.K. Bribery Act (the “Bribery Act”), and other anti‑corruption, anti‑bribery and anti‑money laundering laws in various jurisdictions around the world. The FCPA, Bribery Act, and similar applicable laws generally prohibit companies, their officers, directors, employees and third‑party intermediaries, business partners, and agents from making improper payments or providing other improper things of value to government officials or other persons. We and our third‑party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state‑owned or affiliated entities and other third parties where we may be held liable for the corrupt or other illegal activities of these third‑party business partners and intermediaries, our employees, representatives, contractors, resellers, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures and internal controls to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. To the extent that we learn that any of our employees, third‑party intermediaries, agents, or business partners do not adhere to our policies, procedures, or internal controls, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our directors, officers, employees, third‑party intermediaries, agents, or business partners have or may have violated such laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be extensive and require a significant diversion of time, resources, and attention from senior management. Any violation of the FCPA, Bribery Act, or other applicable anti‑bribery, anti‑corruption laws, and anti‑money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, fines, and penalties or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, operating results and prospects, and financial condition.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States (“GAAP”), are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
In particular, in May 2014, the FASB issued FASB ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to ASU 2014‑09. We expect ASU 2014‑09 to apply to us in fiscal year 2020.
However, we are evaluating ASU 2014‑09 and have not determined the impact it may have on our financial reporting. If, for example, we were required to recognize revenue differently with respect to our subscriptions, the differential revenue recognition may cause variability in our reported operating results due to periodic or long term changes in the mix among our subscription offerings.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include those related to revenue recognition, allowances for doubtful accounts, fair value of stock‑based awards, fair value of redeemable convertible preferred stock warrants, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, and accounting for income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act, and the rules and regulations of the applicable listing standards of the NASDAQ Global Market (the “NASDAQ”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time‑consuming and costly, and place significant strain on our personnel, systems and resources.
The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting‑related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes‑Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10‑K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance our database software, improve our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to secure additional capital through equity or debt financings. If we raise additional capital, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms that are favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.
The enactment of legislation implementing changes in U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Potential tax reform in the United States may result in significant changes to United States federal income taxation law, including changes to the U.S. federal income taxation of corporations (including the Company) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our Class A common stock. We are currently unable to predict whether such changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our Class A common stock, as discussed below in “Material U.S. Federal Income Tax Considerations for Non‑U.S. Holders.”
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2017, we had net operating loss (“NOL”) carryforwards for Federal, state and Irish income tax purposes of approximately $175.6 million, $138.6 million, and $119.3 million, respectively, which may be available to offset taxable income in the future, and which expire in various years beginning in the year ending January 31, 2028 for federal purposes and the year ending January 31, 2021 for state purposes if not utilized. Ireland allows NOLs to be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales, and we have been advised that such taxes are not applicable to our products and services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end‑customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end‑customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
Our offerings are subject to United States export controls, and we incorporate encryption technology into certain of our offerings. These encryption offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license.
Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent our offerings from being exported in violation of these laws, including obtaining authorizations for our encryption offerings, implementing IP address blocking and screenings against U.S. Government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws.
We also note that if our channel partners fail to obtain appropriate import, export or re‑export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements in our channel partner agreements. Complying with export control and sanctions regulations for a particular sale may be time‑consuming and may result in the delay or loss of sales opportunities.
Violations of U.S. sanctions or export control laws can result in fines or penalties, including civil penalties of up to $289,238 or twice the value of the transaction, whichever is greater, per violation. In the event of criminal knowing and willful violations of these laws, fines of up to $1.0 million per violation and possible incarceration for responsible employees and managers could be imposed.
Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our offerings or could limit our customers’ ability to implement our offerings in those countries. Changes in our offerings or future changes in export and import regulations may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our offerings globally or, in some cases, prevent the export or import of our offerings to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations. Any decreased use of our offerings or limitation on our ability to export or sell our offerings would likely adversely affect our business operations and financial results.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man‑made problems such as power disruptions, computer viruses, data security breaches or terrorism.
Our corporate headquarters is located in New York City, and we have an office in Palo Alto, California and in 32 other locations. A significant natural disaster or man‑made problem, such as an earthquake, fire, flood or an act of terrorism, occurring in any of these locations, or where a business partner is located, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man‑made problem were to affect datacenters used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In the event of a major disruption caused by a natural disaster or man‑made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
In addition, as computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent, we face increased risk from these activities to maintain the performance, reliability, security and availability of our subscription offerings and related services and technical infrastructure to the satisfaction of our customers, which may harm our reputation and our ability to retain existing customers and attract new customers.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees and directors and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As a result, as of October 31, 2017, holders of our Class B common stock represented approximately 98% of the voting power of our outstanding capital stock and our directors, executive officers, and each of their affiliated entities, represented approximately 52% of the voting power of our outstanding capital stock. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future. For example, holders of our Class B common stock will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock, including amendments of our amended and restated certificate of incorporation or amended and restated bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. Holders of our Class B common stock may also have interests that differ from the interests of holders of our Class A common stock and may vote in a way with which holders of our Class A common stock may disagree and which may be adverse to such holders’ interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, as of October 31, 2017, Kevin P. Ryan, Eliot Horowitz and Dwight Merriman represented approximately 20% of the voting power of our outstanding capital stock, and if they retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. As board members, Messrs. Ryan and Horowitz each owe a fiduciary duty to our stockholders and must act in good faith and in a manner they each reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Ryan, Horowitz and Merriman are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
We cannot predict the impact our dual class structure may have on our stock price or our business.
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple‑class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple‑class share structures to certain of its indexes. Because of our dual class structure, we will likely be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
An active trading market for our Class A common stock may not develop or be sustained.
Prior to the closing of our IPO in October 2017, no public trading market for our Class A common stock existed. We cannot assure you that an active trading market for our Class A common stock will continue to develop or that it will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares of our Class A common stock.
The trading price of our Class A common stock has been and is likely to continue to be volatile, which could cause the value of our Class A common stock to decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common has been and is likely to continue to be volatile. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in how customers perceive the benefits of our product and future product offerings and releases;

•	departures of key personnel;

•	price and volume fluctuations in the overall stock market from time to time;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales of large blocks of our Class A common stock;

•	actual or anticipated changes or fluctuations in our results of operations;

•	whether our results of operations meet the expectations of securities analysts or investors;

•	changes in actual or future expectations of investors or securities analysts;

•	significant data breach involving our software;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events in our domestic and foreign markets; and

•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.

If securities analysts or industry analysts were to downgrade our stock, publish negative research or reports or fail to publish reports about our business, our competitive position could suffer, and our stock price and trading volume could decline.
The trading market for our Class A common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our stock or publish negative research or reports, cease coverage of our company or fail to regularly publish reports about our business, our competitive position could suffer, and our stock price and trading volume could decline.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that such sales could occur, could reduce the price that our Class A common stock might otherwise attain.
Sales of a substantial number of shares of our Class A common stock in the public markets, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
We, our executive officers, directors and holders of a substantial majority of our common stock and securities convertible into or exchangeable for shares of our common stock are subject to lock‑up agreements or market standoff provisions that restrict our and their ability to transfer any shares or any securities convertible into or exchangeable for shares of our common stock for a period of 180 days from October 18, 2017. When the lock‑up period in the lock‑up agreements and market standoff provisions expires, we and our locked‑up security holders will be able to sell our shares in the public market. In addition, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc., on behalf of the underwriters, may release all or some portion of the shares subject to the lock‑up agreements or market standoff provisions prior to the expiration of the lock‑up period. Sales of a substantial number of such shares, or the perception that such sales may occur, upon expiration of, or early release of the securities subject to, the lock‑up agreements or market standoff agreements, could cause our stock price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
As of October 31, 2017, there were an aggregate of 12,775,327 shares of our Class A common stock and Class B common stock subject to outstanding options. We have registered all of the shares of Class A common stock issuable upon, and issuable upon conversion of the shares of Class B common stock issuable upon, exercise of outstanding options and upon exercise of settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and market standoff provisions described above. In addition, as of October 31, 2017, holders of up to approximately 35 million shares of our capital stock outstanding, had rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
We do not intend to pay dividends on our Class A common stock for the foreseeable future.
We have never declared or paid any dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any dividends in the foreseeable future. As a result, investors in our Class A common stock may only receive a return if the market price of our Class A common stock increases.
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses. The Sarbanes‑Oxley Act, the Dodd‑Frank Wall Street Reform and Consumer

Protection Act, the listing requirements of the NASDAQ and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our Board of Directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal‑affairs doctrine.
Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These exclusive‑forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive‑forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
Delaware law and our corporate charter and bylaws contain anti‑takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified Board of Directors with three‑year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;

•
the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by our Board of Directors, the chairperson of our Board of Directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the requirement for the affirmative vote of holders of a majority of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business (including our classified board structure) or certain provisions of our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our Board of Directors to amend our bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt;

•
advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and

•	the authorization of two classes of common stock, as discussed above.
In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a specified period of time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities
The following sets forth information regarding all unregistered securities sold since August 1, 2017 (share and per share amounts give effect to a one-for-two reverse stock split of our common stock, effected October 5, 2017):

(1)
From August 1, 2017 to October 19, 2017, we granted stock options to purchase an aggregate of 829,100 shares of Class A common stock at exercise prices ranging from $13.50 to $24 per share to employees, consultants and directors under our 2016 Equity Incentive Plan;

(2)
From August 1, 2017 to October 19, 2017, we issued and sold an aggregate of (a) 56,599 shares of Class A common stock upon the exercise of options under our 2016 Equity Incentive Plan at exercise prices ranging from $7.58 to $11.18 per share, for an aggregate exercise price of $0.5 million and (b) 245,554 shares of Class B common stock upon the exercise of options under our 2008 Stock Plan at exercise prices ranging from $1.96 to $7.16 per share, for an aggregate exercise price of $1.6 million; and

(3)
In October 2017, we issued an aggregate of 100,048 shares of our Class B common stock upon the net exercise of warrants to purchase an aggregate of 123,602 shares of our Class B common stock to a total of three accredited investors;

The offers, sales and issuances of the securities described in paragraphs (1) through (3) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

(b)	Use of Proceeds
On October 23, 2017, we closed our IPO of 9,200,000 shares of our Class A common stock at an offering price of $24.00 per share, including 1,200,000 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in gross proceeds to us of $220.8 million. All of the shares of our Class A common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-220557), which was declared effective by the SEC on October 18, 2017.

Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Barclays Capital Inc., Allen & Company LLC, Stifel, Nicolaus & Company, Incorporated, Canaccord Genuity Inc. and JMP Securities LLC acted as underwriters for the offering. The offering commenced on October 18, 2017 and, following the sale of the shares upon the closing of the IPO, the offer terminated.
The net proceeds to us, after deducting underwriting discounts and commission of $15.5 million and offering expenses of $3.9 million, were $201.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. At October 31, 2017, $1.5 million of expenses incurred in connection with our IPO had not yet been paid.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of October 18, 2017 and filed with the SEC pursuant to Rule 424(b)(4) on October 19, 2017.

(c)	Issuer Purchases of Equity Securities
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
On December 14, 2017, we entered into a lease agreement (the “Lease”) with PGREF I 1633 Broadway Tower, L.P. (“Landlord”) with respect to 106,230 rentable square feet of office space at 1633 Broadway, New York, New York (the “Premises”). As a result of our growth, we require additional office space to accommodate our employees based in New York, and plan to use the Premises as our new headquarters.
The initial term of the Lease is 12 years, with one five-year renewal option, and is expected to commence on January 1, 2018 (such date, the “Lease Commencement Date”). We expect to complete renovations on the Premises and to vacate our current office space prior to the expiration of our existing lease in December 2018. Under the Lease, we also have a right of first offer with respect to additional office space in the same building, subject to existing tenants’ rights and Landlord’s right to renew any then existing tenant.
The rent commencement date for the fixed rent for the Premises will be 18 months after the Lease Commencement Date, with the exception of 12,857 rentable square feet, for which the rent commencement date will be 30 months after the Lease Commencement Date. The estimated aggregate base rent payable to the Landlord over the initial Lease term is approximately $87.9 million. Under the Lease, the Landlord is providing approximately $11.4 million in work allowances for our improvements to the Premises.
The Lease contains customary default provisions, representations, warranties and covenants.
The foregoing is a summary description of the material terms of the Lease, does not purport to be complete and is qualified in its entirety by reference to the Lease, which will be filed as an exhibit to our Annual Report on Form 10-K for the year ending January 31, 2018.

ITEM 6.	EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/17

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/17

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/17

10.1	Amended and Restated 2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	S-1/A	333-220557	10.2	10/6/17

10.2	2016 China Stock Appreciation Rights Plan and Form of China Stock Appreciation Rights Award Agreement	S-1/A	333-220557	10.3	10/6/17

10.3	2017 Employee Stock Purchase Plan	S-1/A	333-220557	10.4	10/6/17

10.4	Amended and Restated Offer Letter, dated September 29, 2017, by and between the Registrant and Dev Ittycheria	S-1/A	333-220557	10.6	10/6/17

10.5	Amended and Restated Offer Letter, dated September 29, 2017, by and between the Registrant and Carlos Delatorre	S-1/A	333-220557	10.7	10/6/17

10.6	Amended and Restated Offer Letter, dated September 29, 2017, by and between the Registrant and Michael Gordon	S-1/A	333-220557	10.8	10/6/17

10.7	Offer Letter, dated September 29, 2017, by and between Registrant and Eliot Horowitz	S-1/A	333-220557	10.9	10/6/17

10.8	Amended and Restated Offer Letter, dated September 29, 2017, by and between Registrant and Meagen Eisenberg	S-1/A	333-220557	10.10	10/6/17

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: December 14, 2017	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Financial Officer
(Principal Financial Officer)