Form 10-Q
period 2018-04-30
MongoDB, Inc.
filed 2018-06-07
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
Registrant’s telephone number, including area code: 646-727-4092
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
As of June 4, 2018, there were 24,766,963 shares of the registrant’s Class A common stock and 25,864,505 shares of the registrant’s Class B common stock, each with a par value of $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	April 30, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$111,617	$61,902
Short-term investments	159,371	217,072
Accounts receivable, net of allowance for doubtful accounts of $1,235 and $1,238 as of April 30, 2018 and January 31, 2018, respectively	32,475	46,872
Deferred commissions	13,155	11,820
Prepaid expenses and other current assets	9,101	5,884
Total current assets	325,719	343,550
Property and equipment, net	63,335	59,557
Goodwill	1,700	1,700
Acquired intangible assets, net	1,406	1,627
Deferred tax assets	323	326
Other assets	7,744	8,436
Total assets	$400,227	$415,196
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,429	$2,261
Accrued compensation and benefits	14,773	17,433
Other accrued liabilities	8,518	8,423
Deferred revenue	119,936	114,500
Total current liabilities	144,656	142,617
Deferred rent, non-current	1,397	925
Deferred tax liability, non-current	19	18
Deferred revenue, non-current	21,909	22,930
Other liabilities, non-current	59,739	55,213
Total liabilities	227,720	221,703
Commitments and contingencies (Note 4)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of April 30, 2018 and January 31, 2018; 23,635,144 and 13,303,028 shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively	24	13
Class B common stock, par value of $0.001 per share; 100,000,000 shares authorized as of April 30, 2018 and January 31, 2018; 27,061,251 and 37,371,914 shares issued as of April 30, 2018 and January 31, 2018, respectively; 26,961,880 and 37,272,543 shares outstanding as of April 30, 2018 and January 31, 2018, respectively	27	38
Additional paid-in capital	646,973	638,680
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of April 30, 2018 and January 31, 2018	(1,319)	(1,319)
Accumulated other comprehensive loss	(274)	(159)
Accumulated deficit	(472,924)	(443,760)
Total stockholders’ equity	172,507	193,493
Total liabilities and stockholders’ equity	$400,227	$415,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Revenue:
Subscription	$44,565	$29,187
Services	3,657	3,203
Total revenue	48,222	32,390
Cost of revenue:
Subscription	10,070	6,550
Services	3,679	2,649
Total cost of revenue	13,749	9,199
Gross profit	34,473	23,191
Operating expenses:
Sales and marketing	33,889	22,145
Research and development	18,645	13,077
General and administrative	11,227	7,771
Total operating expenses	63,761	42,993
Loss from operations	(29,288)	(19,802)
Other income (expense):
Interest income, net	959	137
Other income (expense), net	(368)	204
Loss before provision for income taxes	(28,697)	(19,461)
Provision for income taxes	467	229
Net loss	$(29,164)	$(19,690)
Net loss per share, basic and diluted	$(0.58)	$(1.50)
Weighted-average shares used to compute net loss per share, basic and diluted	50,350,052	13,164,559
  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Net loss	$(29,164)	$(19,690)
Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale securities	(82)	(9)
Foreign currency translation adjustments	(33)	67
Other comprehensive (loss) income	(115)	58
Total comprehensive loss	$(29,279)	$(19,632)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Cash flows from operating activities
Net loss	$(29,164)	$(19,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	817	897
Stock-based compensation	7,508	4,454
Deferred income taxes	4	63
Change in fair value of warrant liability	—	(100)
Change in operating assets and liabilities:
Accounts receivable	14,312	4,755
Prepaid expenses and other current assets	(3,246)	(2,953)
Deferred commissions	(576)	749
Other long-term assets	(70)	(640)
Accounts payable	(639)	1,154
Deferred rent	472	(113)
Accrued liabilities	(1,967)	(3,041)
Deferred revenue	4,500	2,744
Net cash used in operating activities	(8,049)	(11,721)
Cash flows from investing activities
Purchases of property and equipment	(367)	(712)
Proceeds from maturities of marketable securities	58,000	47,230
Purchases of marketable securities	—	(64,620)
Net cash provided by (used in) investing activities	57,633	(18,102)
Cash flows from financing activities
Proceeds from exercise of stock options, including early exercised stock options	288	4,650
Repurchase of early exercised stock options	(152)	(4)
Net cash provided by financing activities	136	4,646
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8)	67
Net increase (decrease) in cash, cash equivalents, and restricted cash	49,712	(25,110)
Cash, cash equivalents, and restricted cash, beginning of period	62,427	69,412
Cash, cash equivalents, and restricted cash, end of period	$112,139	$44,302

Supplemental cash flow disclosure of noncash investing and financing activities
Vesting of early exercised stock options	$533	$216
Costs related to initial public offering included in accounts payable and accrued liabilities	$—	$650
Construction in progress related to build-to-suit lease obligations	$4,225	$—
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$111,617	$44,193
Restricted cash, current	$522	$109
Total cash, cash equivalents and restricted cash	$112,139	$44,302
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Description of Business
MongoDB, Inc. (“MongoDB” or the “Company”) was originally incorporated in the state of Delaware in November 2007 under the name 10Gen, Inc. In August 2013, the Company changed its name to MongoDB, Inc. The Company is headquartered in New York City. MongoDB is the leading, modern, general purpose database platform. The Company’s robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. In addition to selling its software, the Company provides post-contract support, training, and consulting services for its offerings. The Company’s fiscal year ends January 31.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of April 30, 2018 and the interim condensed consolidated statements of operations and of comprehensive loss and interim condensed consolidated statement of cash flows for the three months ended April 30, 2018 and 2017, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of April 30, 2018, its results of operations and of comprehensive loss for the three months ended April 30, 2018 and 2017, and its statement of cash flows for the three months ended April 30, 2018 and 2017. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2019 or for any other future year or interim period.
The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “2018 Form 10-K”).
Use of Estimates
The preparation of the interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, stock-based compensation, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of property and equipment and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
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

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s 2018 Form 10-K.
Related Party Transactions
All contracts with related parties are executed in ordinary course of business. There were no material related party transactions in the three months ended April 30, 2018 and 2017. As of April 30, 2018 and January 31, 2018 , there were no material amounts payable to or amounts receivable from related parties.
New Accounting Pronouncements Not Yet Adopted
Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard will simplify the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year ending January 31, 2022, though early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
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
The Company plans to adopt the new revenue standard using the full retrospective transition method when it becomes effective for the Company. Depending on when the Company loses its EGC status, it may be required to adopt the new revenue standard as early as its annual results for the fiscal year ending January 31, 2019, but no later than for its annual results for the fiscal year ending January 31, 2020, though early adoption is permitted. While the Company continues to assess the potential impacts of the new revenue standard, the Company currently expects unearned subscription revenue to decline significantly upon adoption. Currently, as the Company’s subscription offerings include software term licenses and post-contract customer support for which the Company has not established vendor specific objective evidence (“VSOE”), the entire subscription fee is recognized ratably over the term of the contract. However, under the new revenue standard, the requirement for VSOE for undelivered elements is eliminated and, as a result, the Company is required to identify all deliverables in a contract and recognize revenue based on each deliverable separately. The Company currently expects that the portion related to the software term license deliverable will be recognized upon delivery, which may result in greater fluctuations in its consolidated financial statements. The Company is in the process of determining the revenue recognition impact for the other deliverables of each contract. The Company continues to evaluate the effect that the new revenue standard will have on its consolidated financial statements and related disclosures, and preliminary assessments are subject to change.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.	Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of April 30, 2018 and January 31, 2018, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at April 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$94,300	$—	$—	$94,300
Short-term investments:
U.S. government treasury securities	159,371	—	—	159,371
Total financial assets	$253,671	$—	$—	$253,671

	Fair Value Measurement at January 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$45,918	$—	$—	$45,918
Short-term investments:
U.S. government treasury securities	217,072	—	—	217,072
Total financial assets	$262,990	$—	$—	$262,990
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. As of April 30, 2018 and January 31, 2018, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than one year.

4.	Commitments and Contingencies
Operating Leases
The Company has entered into non-cancelable operating leases, primarily related to rental of office space expiring through 2029. The Company recognizes operating lease costs on a straight-line basis over the term of the agreement, taking into account adjustments for market provisions such as free or escalating base monthly rental payments or deferred payment terms such as rent holidays that defer the commencement date of the required payments. The Company may receive renewal or expansion options, leasehold improvement allowances or other incentives on certain lease agreements. Total rent expense related to operating leases was $3.1 million and $2.1 million for the three months ended April 30, 2018 and 2017, respectively.
Other Commitments
The Company has also entered into certain other non-cancelable agreements primarily for cloud infrastructure capacity commitments, as well as subscriptions and marketing events.
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

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims, and other matters.
Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of April 30, 2018 and January 31, 2018, therefore, the Company has not recorded an accrual for such contingencies.
Indemnification
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including customers, business partners, landlords, contractors and parties performing its research and development. Pursuant to these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material. The Company maintains commercial general liability insurance and product liability insurance to offset certain of the Company’s potential liabilities under these indemnification provisions.
The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

5.	Equity Incentive Plans and Employee Stock Purchase Plan
Equity Incentive Plans
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) in 2008 and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”) in 2016, primarily for the purpose of granting stock-based awards to employees, directors, and consultants. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan.
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company.
The following table summarizes stock option activity for the three months ended April 30, 2018 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2018	12,637,435	$7.63	7.72	$246,227
Stock options granted	—	—
Stock options exercised	(40,723)	6.36
Repurchase of early exercised shares	—	—
Stock options forfeited and expired	(123,781)	9.22
Balance - April 30, 2018	12,472,931	7.61	7.44	353,927
Vested and exercisable - January 31, 2018	5,540,858	6.33	6.63	115,122
Vested and exercisable - April 30, 2018	6,236,117	$6.46	6.51	$184,152

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Restricted Stock Units
The 2016 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors and consultants. RSUs generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting quarterly over the next 12 quarters of the grantee’s service to the Company.
The following table summarizes RSU activity for the three months ended April 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2018	245,746	$26.20
RSUs granted	1,050,660	39.52
RSUs vested	(125)	28.87
RSUs forfeited and canceled	—	—
Unvested - April 30, 2018	1,296,281	$37.00
Employee Stock Purchase Plan
In October 2017, the Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (“ESPP”). A total of 1.5 million shares of the Company’s Class A common stock have been authorized for issuance under the 2017 ESPP. Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. The initial offering period will run from October 18, 2017 through June 15, 2018.
Unless otherwise determined by the Board of Directors or a committee thereof, the Company’s Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% of the fair market value of the Company’s Class A common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s Class A common stock were first sold to the public, or (2) 85% of the fair market value of the Company’s Class A common stock on the last trading day of the offering period.
During the three months ended April 30, 2018, no shares of Class A common stock were purchased under the 2017 ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s interim unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2018	2017
Cost of revenue—subscription	$359	$151
Cost of revenue—services	184	72
Sales and marketing	2,218	1,215
Research and development	2,206	1,245
General and administrative	2,610	1,771
Total stock-based compensation expense	$7,577	$4,454

6.	Net Loss per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period, including stock options and restricted stock units.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Prior to the Company’s closing of its initial public offering in October 2017, the Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of redeemable convertible preferred stock to have been participating securities as the holders were entitled to receive non-cumulative dividends on a pari passu basis in the event that a dividend had been paid on common stock. For further details on the Company’s historical participating securities, including warrants to purchase redeemable convertible preferred stock and common stock, refer to the Company’s 2018 Form 10-K, specifically in Part II, Item 8, Financial Statements and Supplementary Data under the Notes to Consolidated Financial Statements.
Under the two-class method, basic net loss per share attributable to common stockholders was calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock did not have a contractual obligation to share in losses. Diluted net loss per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options to purchase common stock, early exercised stock options, and warrants to purchase redeemable convertible preferred stock and common stock were considered common shares equivalents, but had been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was antidilutive.
Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended April 30,
	2018	2017
Numerator:
Net loss	$(29,164)	$(19,690)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	50,350,052	13,164,559

Net loss per share, basic and diluted	$(0.58)	$(1.50)
The following weighted-average outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended April 30,
	2018	2017
Redeemable convertible preferred stock (as converted)	—	26,899,852
Redeemable convertible preferred stock warrants (as converted)	—	54,604
Common stock warrants	—	122,043
Stock options to purchase Class A common stock	3,539,338	910,513
Stock options to purchase Class B common stock	9,001,291	10,340,401
Early exercised stock options	234,646	128,609

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.	Income Taxes
The Company recorded a provision for income taxes of $0.5 million and $0.2 million for the three months ended April 30, 2018 and 2017, respectively. The provision for income taxes was primarily due to foreign taxes. [The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.]
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the deduction for newly generated net operating losses (“NOLs”) to 80% of current year taxable income and elimination of NOL carrybacks and one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated. The Company is required to recognize the effect of these significant tax law changes in the period of enactment.
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Given the significant complexity of the Tax Act, anticipated guidance from the Internal Revenue Service about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, the Company’s current estimates may be adjusted in future periods. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. Any subsequent adjustments to current estimates will be recorded to tax expense during the quarter in the Company’s fiscal year ending January 31, 2019 in which the Company’s analysis of and accounting for the Tax Act is complete. The Company has not recorded any further adjustments during the three months ended April 30, 2018. For information on the Company’s initial provisional estimates recorded during the year ended January 31, 2018, refer to the Company’s 2018 Form 10-K, specifically Part II, Item 8, Financial Statements and Supplementary Data under Note 11, Income Taxes, in the Notes to Consolidated Financial Statements.
For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of April 30, 2018, the Company’s net unrecognized tax benefits totaled $4.3 million, none of which would impact the Company’s effective tax rate if recognized. The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s interim unaudited condensed consolidated financial statements.

8.	Segments and Geographic Revenue
The Company operates its business as one operating segment as it only reports financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is the Company’s chief operating decision maker. The following table sets forth the Company’s total revenue by geographic area based on the customers’ location (in thousands):

	Three Months Ended April 30,
	2018	2017
Americas	$31,275	$22,402
Europe, Middle East and Africa	14,400	8,929
Asia Pacific	2,547	1,059
Total	$48,222	$32,390
Customers located in the United States accounted for 61% and 66% of total revenue for the three months ended April 30, 2018 and 2017, respectively. Customers located in the United Kingdom accounted for 11% and 10% of total revenue for the three months ended April 30, 2018 and 2017, respectively. No other country accounted for 10% or more of revenue for the periods presented.
As of April 30, 2018 and January 31, 2018, substantially all of the Company’s long-lived assets were located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “2018 Form 10-K”). All information presented herein is based on our fiscal calendar, which ends January 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2018 Form 10-K and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model.
We generate revenue primarily from sales of subscriptions, which accounted for 92% and 90% of our total revenue for the three months ended April 30, 2018 and 2017, respectively. Our primary subscription package is MongoDB Enterprise Advanced, which represented 66% and 69% of our subscription revenue for the three months ended April 30, 2018 and 2017, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.
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

We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our cloud-hosted database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management of Community Server. During the three months ended April 30, 2018, MongoDB Atlas revenue represented 14% of our total revenue, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in both self-service customers of MongoDB Atlas and customers sold by our sales force. Self-service customers are charged monthly based on their usage while customers sold by our sales force typically sign annual commitments and pay in advance, for the entire year or monthly. Given our platform has been downloaded from our website more than 35 million times since February 2009 and over 12 million times in the last 12 months alone, our initial growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to customers of MongoDB Atlas, enabling them to enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 8% and 10% of our total revenue for the three months ended April 30, 2018 and 2017, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing, and we have experienced rapid growth. We have made substantial investments in developing our platform and expanding our sales and marketing footprint and intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Key Factors Affecting Our Performance
Growing Our Customer Base
We are focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of April 30, 2018, we had over 6,600 customers across a wide range of industries and in over 100 countries, compared to over 3,600 customers as of April 30, 2017. All affiliated entities are counted as a single customer. As of April 30, 2018, we had over 1,550 customers that were sold through our direct sales force and channel partners, as compared to over 1,300 such customers as of April 30, 2017. These customers, which we refer to as our Direct Customers, accounted for 87% and 93% of our subscription revenue for the three months ended April 30, 2018 and 2017, respectively.
Increasing Adoption of MongoDB Atlas
MongoDB Atlas, our hosted cloud offering, is an important part of our run-anywhere strategy and allows us to generate revenue from Community Server, converting users who do not need all of the benefits of MongoDB Enterprise Advanced to customers. To accelerate adoption of this DBaaS offering, in 2017, we introduced tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. We have also expanded our introductory offerings for MongoDB Atlas, including a free tier, which provides limited processing power and storage in order to drive usage and adoption of MongoDB Atlas among developers. In December 2017, we announced the availability of MongoDB Atlas on AWS Marketplace, making it easier for AWS customers to buy and consume MongoDB Atlas. We have invested significantly in MongoDB Atlas and our ability to drive adoption of MongoDB Atlas is a key component of our growth strategy. From its launch in June 2016, we have grown MongoDB Atlas to over 4,400 customers as of April 30, 2018, which includes new customers to MongoDB, as well as existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their subscriptions to our platform. In addition, our customers expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our database within their organization, which can include offering centralized internal support or providing MongoDB-as-a-service internally. Over time, the average subscription amount for our Direct Customers has increased. In addition, self-service customers have begun to increase their consumption of our products, particularly MongoDB Atlas.

We monitor annualized recurring revenue (“ARR”) to help us measure our subscription performance. We define ARR as the subscription revenue we would contractually expect to receive from customers over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes self-service products, including MongoDB Atlas not sold on a commitment basis. ARR also excludes professional services. For customers who utilize our self-service offerings, we measure the annualized monthly recurring revenue (“MRR”), which is calculated by annualizing their usage of our self-serve products in the prior 30 days and assuming no increases or reductions in their usage. The number of customers with $100,000 or greater in ARR and annualized MRR was 394 and 268 as of April 30, 2018 and 2017, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the rate of customer renewals and expansions, delivery of professional services, the impact of significant transactions and seasonality of or fluctuations in usage for our consumption‑based customers. Certain of our services agreements are sold as a bundled element along with our subscriptions. In those cases, when the delivery of services commences later than the start date of the subscription, no revenue is recognized until the delivery of services commences. As long as all other revenue recognition criteria have been met, once delivery of services commences, we record a cumulative catch up of revenue that would have been recognized over the period from the beginning of the subscription term until the commencement of service delivery.
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
Cost of Services Revenue. Cost of services revenue primarily includes personnel costs, including salaries, bonuses and benefits, and stock‑based compensation, for employees associated with our professional service contracts, as well as travel costs, allocated shared costs and depreciation and amortization. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.
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
Three Months Ended April 30, 2018 Summary
For the three months ended April 30, 2018, our total revenue was $48.2 million as compared to $32.4 million for the three months ended April 30, 2017. Our net loss was $29.2 million for the three months ended April 30, 2018 as compared to $19.7 million for the three months ended April 30, 2017. Our operating cash flow was $(8.0) million and $(11.7) million for the three months ended April 30, 2018 and 2017, respectively. Our free cash flow was $(8.4) million and $(12.4) million for the three months ended April 30, 2018 and 2017, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended April 30,
	2018	2017
	(unaudited, dollars in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$44,565	$29,187
Services	3,657	3,203
Total revenue	48,222	32,390
Cost of revenue(1):
Subscription	10,070	6,550
Services	3,679	2,649
Total cost of revenue	13,749	9,199
Gross profit	34,473	23,191
Operating expenses:
Sales and marketing(1)	33,889	22,145
Research and development(1)	18,645	13,077
General and administrative(1)	11,227	7,771
Total operating expenses	63,761	42,993
Loss from operations	(29,288)	(19,802)
Other income, net	591	341
Loss before provision for income taxes	(28,697)	(19,461)
Provision for income taxes	467	229
Net loss	$(29,164)	$(19,690)

(1)	Includes stock‑based compensation expense as follows:

	Three Months Ended April 30,
	2018	2017
	(unaudited, dollars in thousands)
Cost of revenue—subscription	$359	$151
Cost of revenue—services	184	72
Sales and marketing	2,218	1,215
Research and development	2,206	1,245
General and administrative	2,610	1,771
Total stock‑based compensation expense	$7,577	$4,454

	Three Months Ended April 30,
	2018	2017
	(unaudited, dollars in thousands)
Percentage of Revenue Data:
Revenue:
Subscription	92%	90%
Services	8%	10%
Total revenue	100%	100%
Cost of revenue:
Subscription	21%	20%
Services	7%	8%
Total cost of revenue	28%	28%
Gross profit	72%	72%
Operating expenses:
Sales and marketing	70%	68%
Research and development	39%	40%
General and administrative	23%	24%
Total operating expenses	132%	132%
Loss from operations	(61)%	(61)%
Other income (expense), net	1%	1%
Loss before provision for income taxes	(60)%	(60)%
Provision for income taxes	1%	1%
Net loss	(60)%	(61)%
Comparison of the Three Months Ended April 30, 2018 and 2017
Revenue

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Subscription	$44,565	$29,187	$15,378	53%
Services	3,657	3,203	454	14%
Total revenue	$48,222	$32,390	$15,832	49%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $15.4 million primarily due to $9.6 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Subscription cost of revenue	$10,070	$6,550	$3,520	54%
Services cost of revenue	3,679	2,649	1,030	39%
Total cost of revenue	13,749	9,199	4,550	49%
Gross profit	$34,473	$23,191	$11,282	49%
Gross margin	71.5%	71.6%
Subscription	77.4%	77.6%
Services	(0.6)%	17.3%
The increase in subscription cost of revenue was primarily due to a $2.2 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $0.9 million increase in personnel costs associated with increased headcount in our support organization. The increase in services cost of revenue was due to additional investments in headcount for our services organization to support global expansion of our business.
Overall gross margin remained flat. Our services gross margin for the three months ended April 30, 2018 was impacted by the additional investments in headcount in anticipation of future revenue growth. Our services gross margin will continue to be subject to fluctuations as a result of timing of sales of standalone consulting and training services and the timing of hiring, as well as the timing of revenue recognized for previously sold service agreements as a bundled element with subscriptions.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Sales and marketing	$33,889	$22,145	$11,744	53%
The increase in sales and marketing expense included higher personnel costs of $5.8 million and higher commission expense of $1.4 million, driven by a 36% increase in our sales and marketing headcount to 403 as of April 30, 2018 from 296 as of April 30, 2017. An additional $2.6 million of the increase in sales and marketing expense was attributable to increased travel and other expenses related to increased headcount and higher spend on marketing programs, including for MongoDB Atlas.
Research and Development

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Research and development	$18,645	$13,077	$5,568	43%
The increase in research and development expense was primarily driven by an increase in personnel costs and stock-based compensation as we increased our research and development headcount by 35%.

General and Administrative

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
General and administrative	$11,227	$7,771	$3,456	44%
The increase in general and administrative expense was primarily due to 37% increase in general and administrative personnel headcount, in part driven by the increased compliance costs of being a publicly-traded company, resulting in higher personnel costs of $2.1 million. We also incurred higher rent expense of $0.9 million to accommodate our growing workforce.
Other Income, net

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Other income, net	$591	$341	$250	73%
The increase in other income, net was primarily due to an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the three months ended April 30, 2018 as compared to the prior-year period. This increase was partially offset by net losses from foreign currency transactions.
Provision for Income Taxes

	Three Months Ended April 30,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Provision for income taxes	$467	$229	$238	104%
The increase in provision for income taxes was primarily due to an increase in foreign taxes as we continued our global expansion.
Liquidity and Capital Resources
As of April 30, 2018, we had cash, cash equivalents, short‑term investments and restricted cash totaling $271.5 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities.
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
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. As of April 30, 2018, we had an accumulated deficit of $472.9 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, and the continuing market acceptance of our subscriptions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2018	2017
	(unaudited, dollars in thousands)
Net cash used in operating activities	$(8,049)	$(11,721)
Net cash provided by (used in) investing activities	57,633	(18,102)
Net cash provided by financing activities	$136	$4,646
Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures and capitalized software development costs, if any. During the three months ended April 30, 2018 and 2017, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

	Three Months Ended April 30,
	2018	2017
	(unaudited, dollars in thousands)
Net cash used in operating activities	$(8,049)	$(11,721)
Capital expenditures	(367)	(712)
Capitalized software	—	—
Free cash flow	$(8,416)	$(12,433)
Operating Activities
Cash used in operating activities during the three months ended April 30, 2018 was $8.0 million primarily driven by our net loss of $29.2 million and was partially offset by non‑cash charges of $7.5 million for stock‑based compensation and $0.8 million for depreciation and amortization. In addition, our accounts receivable decreased $14.3 million due to cash collections and our deferred revenue increased $4.5 million resulting from the overall growth of our sales and our expanding customer base. The cash inflows from our accounts receivable and deferred revenue were partially offset by an increase of $3.2 million in prepaid expenses and other current assets and a decrease of $2.0 million in accrued liabilities, primarily from the payment of bonuses and commissions that had been accrued as of January 31, 2018.
Cash used in operating activities during the three months ended April 30, 2017 was $11.7 million primarily driven by our net loss of $19.7 million and was partially offset by non‑cash charges of $4.5 million for stock‑based compensation and $0.9 million for depreciation and amortization. In addition, our accounts receivable decreased $4.8 million due to cash collections and our deferred revenue increased $2.7 million resulting from the overall growth of our sales and our expanding customer base. Our accounts payable increased $1.2 million. The cash inflows from our accounts receivable, deferred revenue and accounts payable were partially offset by a decrease of $3.0 million in accrued liabilities, primarily from the payment of bonuses and commissions that had been accrued as of January 31, 2017, as well as an increase of $3.0 million in prepaid expenses and other current assets.

Investing Activities
Cash provided by investing activities during the three months ended April 30, 2018 of $57.6 million resulted primarily from the maturities of marketable securities.
Cash used in investing activities during the three months ended April 30, 2017 of $18.1 million resulted primarily from purchases of marketable securities, net of maturities.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2018 was $0.1 million primarily due to the proceeds from the exercise of stock options partially offset by the repurchase of early exercised stock options.
Cash provided by financing activities during the three months ended April 30, 2017 was $4.6 million primarily due to proceeds from the exercise of stock options.
Seasonality
We have in the past and expect in the future to experience fluctuations in our revenue and sales across periods. Our recent growth and the ratable nature of our subscription revenue make these periodic fluctuations less apparent in our overall financial results.
Off Balance Sheet Arrangements
As of April 30, 2018, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
During the three months ended April 30, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2018 Form 10-K. See Note 4, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no material changes in our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2018 Form 10-K.
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
There have been no material changes to our market risk during the three months ended April 30, 2018. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2018 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018. Based on the evaluation of our disclosure controls and procedures as of April 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS.
You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in the 2018 Form 10-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our Class A common stock could decline. There have been no material changes to the risk factors described in the 2018 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities
None.

(b)	Use of Proceeds
On October 18, 2017, our registration statement on Form S-1 (File No. 333-220557) for our initial public offering (“IPO”) was declared effective by the SEC. The net proceeds to us from our IPO, after deducting underwriting discounts and commission of $15.5 million and offering expenses of $3.9 million, were $201.6 million. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of October 18, 2017 and filed with the SEC pursuant to Rule 424(b)(4) on October 19, 2017.

(c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended April 30, 2018:

Period	Total number of shares purchased(1)	Average price paid per share
February 1 to February 28, 2018	—	—
March 1 to March 31, 2018	7,500	$8.40
April 1 to April 30, 2018	3,006	$8.82
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/2017

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/2017

4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated October 2, 2013	S-1	333-220557	4.2	9/21/2017

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MONGODB, INC.

Date: June 7, 2018	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Financial Officer
(Principal Financial Officer)