Form 10-Q
period 2018-07-31
MongoDB, Inc.
filed 2018-09-07
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒
As of September 4, 2018, there were 31,495,992 shares of the registrant’s Class A common stock and 20,719,898 shares of the registrant’s Class B common stock, each with a par value of $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$122,771	$61,902
Short-term investments	399,906	217,072
Accounts receivable, net of allowance for doubtful accounts of $1,651 and $1,238 as of July 31, 2018 and January 31, 2018, respectively	38,340	46,872
Deferred commissions	14,857	11,820
Prepaid expenses and other current assets	7,832	5,884
Total current assets	583,706	343,550
Property and equipment, net	70,374	59,557
Goodwill	1,700	1,700
Acquired intangible assets, net	1,185	1,627
Deferred tax assets	300	326
Other assets	6,665	8,436
Total assets	$663,930	$415,196
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,256	$2,261
Accrued compensation and benefits	14,981	17,433
Other accrued liabilities	13,473	8,423
Deferred revenue	125,526	114,500
Total current liabilities	156,236	142,617
Deferred rent, non-current	1,842	925
Deferred tax liability, non-current	39	18
Deferred revenue, non-current	20,235	22,930
Convertible senior notes, net	210,553	—
Other liabilities, non-current	66,401	55,213
Total liabilities	455,306	221,703
Commitments and contingencies (Note 5)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of July 31, 2018 and January 31, 2018; 29,991,734 and 13,303,028 shares issued and outstanding as of July 31, 2018 and January 31, 2018, respectively	30	13
Class B common stock, par value of $0.001 per share; 100,000,000 shares authorized as of July 31, 2018 and January 31, 2018; 22,192,877 and 37,371,914 shares issued as of July 31, 2018 and January 31, 2018, respectively; 22,093,506 and 37,272,543 shares outstanding as of July 31, 2018 and January 31, 2018, respectively	22	38
Additional paid-in capital	714,401	638,680
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of July 31, 2018 and January 31, 2018	(1,319)	(1,319)
Accumulated other comprehensive loss	(340)	(159)
Accumulated deficit	(504,170)	(443,760)
Total stockholders’ equity	208,624	193,493
Total liabilities and stockholders’ equity	$663,930	$415,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue:
Subscription	$52,933	$32,531	$97,498	$61,718
Services	4,557	3,069	8,214	6,272
Total revenue	57,490	35,600	105,712	67,990
Cost of revenue:
Subscription	12,116	7,215	22,186	13,765
Services	4,378	2,973	8,057	5,622
Total cost of revenue	16,494	10,188	30,243	19,387
Gross profit	40,996	25,412	75,469	48,603
Operating expenses:
Sales and marketing	37,880	26,892	71,769	49,037
Research and development	21,430	15,749	40,075	28,826
General and administrative	12,254	8,933	23,481	16,704
Total operating expenses	71,564	51,574	135,325	94,567
Loss from operations	(30,568)	(26,162)	(59,856)	(45,964)
Other income (expense):
Interest income	1,518	192	2,477	329
Interest expense	(1,294)	(8)	(1,294)	(8)
Other income (expense), net	(656)	151	(1,024)	355
Loss before provision for income taxes	(31,000)	(25,827)	(59,697)	(45,288)
Provision for income taxes	246	252	713	481
Net loss	$(31,246)	$(26,079)	$(60,410)	$(45,769)
Net loss per share, basic and diluted	$(0.61)	$(1.92)	$(1.19)	$(3.42)
Weighted-average shares used to compute net loss per share, basic and diluted	51,185,258	13,600,435	50,784,422	13,386,109
  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net loss	$(31,246)	$(26,079)	$(60,410)	$(45,769)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	30	(28)	(52)	(37)
Foreign currency translation adjustments	(96)	93	(129)	160
Other comprehensive income (loss)	(66)	65	(181)	123
Total comprehensive loss	$(31,312)	$(26,014)	$(60,591)	$(45,646)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2018	50,575,571	$51	$638,680	$(1,319)	$(159)	$(443,760)	$193,493
Stock option exercises	1,191,587	1	8,077	—	—	—	8,078
Repurchase of early exercised options	(33,395)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	835	—	—	—	835
Vesting of restricted stock units	75,603	—	—	—	—	—	—
Stock-based compensation	—	—	16,586	—	—	—	16,586
Issuance of common stock under the Employee Stock Purchase Plan	275,874	—	5,626	—	—	—	5,626
Equity component of convertible senior notes	—	—	81,683	—	—	—	81,683
Purchase of capped calls	—	—	(37,086)	—	—	—	(37,086)
Unrealized gain on available-for-sale securities	—	—	—	—	(52)	—	(52)
Foreign currency translation adjustment	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	(60,410)	(60,410)
Balances as of July 31, 2018	52,085,240	$52	$714,401	$(1,319)	$(340)	$(504,170)	$208,624
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2018	2017
Cash flows from operating activities
Net loss	$(60,410)	$(45,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,623	1,860
Stock-based compensation	16,586	9,371
Amortization of debt discount and issuance costs	1,094	—
Deferred income taxes	47	62
Change in fair value of warrant liability	—	(101)
Change in operating assets and liabilities:
Accounts receivable	8,029	(1,646)
Prepaid expenses and other current assets	(1,910)	(2,942)
Deferred commissions	(1,320)	(369)
Other long-term assets	46	(634)
Accounts payable	(394)	12
Deferred rent	917	190
Accrued liabilities	1,957	1,245
Deferred revenue	8,834	11,852
Net cash used in operating activities	(24,901)	(26,869)
Cash flows from investing activities
Purchases of property and equipment	(1,561)	(1,626)
Proceeds from maturities of marketable securities	118,000	64,230
Purchases of marketable securities	(300,467)	(68,754)
Net cash used in investing activities	(184,028)	(6,150)
Cash flows from financing activities
Proceeds from exercise of stock options, including early exercised stock options	8,106	5,984
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	5,626	—
Repurchase of early exercised stock options	(309)	(74)
Proceeds from borrowings on convertible senior notes, net of issuance costs	293,161	—
Payment for purchase of capped calls	(37,086)	—
Proceeds from tenant improvement allowance on build-to-suit lease	376	—
Proceeds from exercise of redeemable convertible preferred stock warrants	—	1
Payment of initial public offering costs	—	(1,177)
Net cash provided by financing activities	269,874	4,734
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(83)	160
Net increase (decrease) in cash, cash equivalents, and restricted cash	60,862	(28,125)
Cash, cash equivalents, and restricted cash, beginning of period	62,427	69,412
Cash, cash equivalents, and restricted cash, end of period	$123,289	$41,287

Supplemental cash flow disclosure of noncash investing and financing activities
Vesting of early exercised stock options	$835	$495
Costs related to initial public offering included in accounts payable and accrued liabilities	$—	$1,608
Conversion of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock as a result of warrant exercise	$—	$1,170
Costs related to issuance of convertible senior notes included in accounts payable and accrued liabilities	$2,018	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$314	$—
Construction in progress related to build-to-suit lease obligations	$10,781	$—
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$122,771	$40,769
Restricted cash, current	518	518
Total cash, cash equivalents and restricted cash	$123,289	$41,287
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Description of Business
MongoDB, Inc. (“MongoDB” or the “Company”) was originally incorporated in the state of Delaware in November 2007 under the name 10Gen, Inc. In August 2013, the Company changed its name to MongoDB, Inc. The Company is headquartered in New York City. MongoDB is the leading, modern, general purpose database platform. The Company’s robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy the Company’s platform at scale in the cloud, on-premise, or in a hybrid environment. In addition to selling its software, the Company provides post-contract support, training, and consulting services for its offerings. The Company’s fiscal year ends January 31.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet and interim condensed consolidated statement of stockholders’ equity as of July 31, 2018, the interim condensed consolidated statements of operations and of comprehensive loss for the three and six months ended July 31, 2018 and 2017 and the interim condensed consolidated statement of cash flows for the six months ended July 31, 2018 and 2017, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position and its statement of stockholders’ equity as of July 31, 2018, its results of operations and of comprehensive loss for the three and six months ended July 31, 2018 and 2017, and its statement of cash flows for the six months ended July 31, 2018 and 2017. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the six-month periods are also unaudited. The results of operations for the six months ended July 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2019 or for any other future year or interim period.
The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet data as of January 31, 2018 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “2018 Form 10-K”).
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

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As a result of its market capitalization as of July 31, 2018, the Company expects that it will cease to qualify as an EGC as of January 31, 2019 and will no longer be able to take advantage of the extended transition period.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s 2018 Form 10-K.
Related Party Transactions
All contracts with related parties are executed in ordinary course of business. There were no material related party transactions in the three and six months ended July 31, 2018 and 2017. As of July 31, 2018 and January 31, 2018 , there were no material amounts payable to or amounts receivable from related parties.
New Accounting Pronouncements Not Yet Adopted
Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard will simplify the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year ending January 31, 2021, though early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. Since the Company anticipates losing its EGC status as of January 31, 2019, it expects to adopt the new lease standard for its interim results for the period ending April 30, 2019, though early adoption is permitted. The Company is currently evaluating adoption methods and whether this standard will have a material impact on its consolidated financial statements.
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standard for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB has issued the following pronouncements related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standard”).
The Company currently plans to adopt the new revenue standard using the full retrospective transition method for its annual results for the fiscal year ending January 31, 2019. While the Company continues to assess the potential impacts of the new revenue standard, the Company currently expects unearned subscription revenue to decline upon adoption. Currently, as the Company’s subscription offerings include software term licenses and post-contract customer support for which the Company has not established vendor specific objective evidence (“VSOE”), the entire subscription fee is recognized ratably over the term of the contract. However, under the new revenue standard, the requirement for VSOE for undelivered elements is eliminated and, as a result, the Company is required to identify all performance obligations in a contract and recognize revenue based on each performance obligation separately. The Company currently expects that the portion related to the software term license deliverable will be recognized upon delivery, which may result in greater fluctuations in its consolidated financial statements. The Company is in the process of determining the revenue recognition impact for the other deliverables of each contract. The Company continues to evaluate the effect that the new revenue standard will have on its consolidated financial statements and related disclosures. Its preliminary assessments, including whether the Company will use the full retrospective or the modified retrospective transition method, are subject to change.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.	Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of July 31, 2018 and January 31, 2018, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at July 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$92,173	$—	$—	$92,173
Short-term investments:
U.S. government treasury securities	399,906	—	—	399,906
Total financial assets	$492,079	$—	$—	$492,079

	Fair Value Measurement at January 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$45,918	$—	$—	$45,918
Short-term investments:
U.S. government treasury securities	217,072	—	—	217,072
Total financial assets	$262,990	$—	$—	$262,990
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. As of July 31, 2018 and January 31, 2018, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than one year.
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding Notes (as defined below) on a quarterly basis for disclosure purposes. The Company considers the fair value of the Notes at July 31, 2018 to be a Level 2 measurement due to limited trading activity of the Notes. Refer to Note 4, Convertible Senior Notes, to the condensed consolidated financial statements for further details.

4.	Convertible Senior Notes
 In June 2018, the Company issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 (the “Notes”) in a private placement and, in July 2018, the Company issued an additional $50.0 million aggregate principal amount of the Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes are senior unsecured obligations of MongoDB and interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2018, at a rate of 0.75% per year.  The Notes will mature on June 15, 2024, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $291.1 million.
The initial conversion rate is 14.6738 shares of MongoDB’s Class A common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of approximately $68.15 per share of Class A common stock, subject to adjustment upon the occurrence of specified events. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2024, only under the following circumstances:

(1)
during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day;

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

(2)
during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate of the Notes on each such trading day;

(3)	if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(4)	upon the occurrence of specified corporate events (as set forth in the indenture governing the Notes).
On or after March 15, 2024, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. If a fundamental change (as defined in the indenture governing the Notes) occurs prior to the maturity date, holders of the Notes will have the right to require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, or if the Company elects to redeem the Notes, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or redemption in certain circumstances. It is the Company’s current intent to settle the principal amount of the Notes in cash. During the three months ended July 31, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three months ended July 31, 2018 and were classified as long-term debt on the Company’s condensed consolidated balance sheets.
The Company may not redeem the Notes prior to June 20, 2021. On or after June 20, 2021, the Company may redeem for cash all or any portion of the Notes, at its option, if the last reported sale price of its Class A common stock was at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
In accounting for the issuance of the Notes, the Notes were separated into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective Notes. This difference represents the debt discount that is amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The carrying amount of the equity component representing the conversion option was $84.2 million. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the debt issuance costs of $8.8 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $6.3 million and will be amortized, along with the debt discount, to interest expense over the contractual term of the Notes at an effective interest rate of 7.03%. Issuance costs attributable to the equity component were $2.5 million and are netted against the equity component representing the conversion option in additional paid-in capital.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The net carrying amount of the liability component of the Notes was as follows (in thousands):

July 31, 2018
Principal	$300,000
Unamortized debt discount	(83,135)
Unamortized debt issuance costs	(6,312)
Net carrying amount	$210,553
The net carrying amount of the equity component of the Notes was as follows (in thousands):

July 31, 2018
Debt discount for conversion option	$84,168
Issuance costs	(2,485)
Net carrying amount	$81,683
As of July 31, 2018, the total estimated fair value of the Notes was approximately $308.9 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
The following table sets forth the interest expense related to the Notes (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Contractual interest expense	$200	$—	$200	$—
Amortization of debt discount	1,034	—	1,034	—
Amortization of issuance costs	60	—	60	—
Total	$1,294	$—	$1,294	$—
Capped Calls
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $68.15 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $106.90 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.4 million shares of the Company’s Class A common stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, a tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $37.1 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.

5.	Commitments and Contingencies
Operating Leases
The Company has entered into non-cancelable operating leases, primarily related to rental of office space expiring through 2029. The Company recognizes operating lease costs on a straight-line basis over the term of the agreement, taking into account adjustments for market provisions such as free or escalating base monthly rental payments or deferred payment terms such as rent holidays that defer the commencement date of the required payments. The Company may receive renewal or expansion options, leasehold improvement allowances or other incentives on certain lease agreements. Total rent expense

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

related to operating leases was $3.1 million and $2.1 million for the three months ended July 31, 2018 and 2017, respectively, and $6.2 million and $4.2 million for the six months ended July 31, 2018 and 2017, respectively.
Other Commitments
During the six months ended July 31, 2018, other than the issuance of the Notes, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2018 Form 10-K. Refer to Note 4, Convertible Senior Notes, to the condensed consolidated financial statements for further details.
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
Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of July 31, 2018 and January 31, 2018, therefore, the Company has not recorded an accrual for such contingencies.
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

6.	Equity Incentive Plans and Employee Stock Purchase Plan
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
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company.

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table summarizes stock option activity for the six months ended July 31, 2018 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2018	12,637,435	$7.63	7.72	$246,227
Stock options granted	—	—
Stock options exercised	(1,191,587)	6.78
Stock options forfeited and expired	(519,506)	8.25
Balance - July 31, 2018	10,926,342	7.69	7.22	507,216
Vested and exercisable - January 31, 2018	5,540,858	6.33	6.63	115,122
Vested and exercisable - July 31, 2018	5,948,032	$6.62	6.42	$282,477
Restricted Stock Units
The 2016 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors and consultants. RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
The following table summarizes RSU activity for the six months ended July 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2018	245,746	$26.20
RSUs granted	1,351,332	41.38
RSUs vested	(75,603)	50.34
RSUs forfeited and canceled	(30,327)	34.96
Unvested - July 31, 2018	1,491,148	$38.56
Employee Stock Purchase Plan
In October 2017, the Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (“ESPP”). A total of 1.5 million shares of the Company’s Class A common stock have been authorized for issuance under the 2017 ESPP. Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. The initial offering period began October 18, 2017 and ended June 15, 2018. During the three months ended July 31, 2018, the Company issued 275,874 shares of Class A common stock under the 2017 ESPP.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s interim unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Cost of revenue—subscription	$489	$170	$848	$321
Cost of revenue—services	281	98	465	170
Sales and marketing	2,129	1,482	4,347	2,697
Research and development	2,904	1,322	5,110	2,567
General and administrative	3,206	1,845	5,816	3,616
Total stock-based compensation expense	$9,009	$4,917	$16,586	$9,371

7.	Net Loss per Share
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
Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been antidilutive due to the net loss reported for each period presented.
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

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(31,246)	$(26,079)	$(60,410)	$(45,769)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	51,185,258	13,600,435	50,784,422	13,386,109

Net loss per share, basic and diluted	$(0.61)	$(1.92)	$(1.19)	$(3.42)
The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Additionally, the Notes were not convertible as of July 31, 2018. The Company expects to settle the principal amount of the Notes in cash and therefore uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the Notes, which did not occur as of July 31, 2018. In connection with the issuance of the Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes.
The following weighted-average outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Redeemable convertible preferred stock (as converted)	—	26,920,022	—	26,910,099
Redeemable convertible preferred stock warrants (as converted)	—	34,424	—	44,514
Common stock warrants	—	122,043	—	122,043
Stock options to purchase Class A common stock	3,361,686	2,453,654	3,450,512	1,681,243
Stock options to purchase Class B common stock	8,271,986	9,689,809	8,636,638	10,015,105
Unvested restricted stock units	1,441,964	—	1,044,241	—
Early exercised stock options	132,297	268,516	172,778	199,722

8.	Income Taxes
The Company recorded a provision for income taxes of $0.2 million and $0.3 million for the three months ended July 31, 2018 and 2017, respectively, and $0.7 million and $0.5 million for the six months ended July 31, 2018 and 2017, respectively. The provision for income taxes was primarily due to foreign taxes. The provision for income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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

MONGODB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Given the significant complexity of the Tax Act, anticipated guidance from the Internal Revenue Service about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, the Company’s current estimates may be adjusted in future periods. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. Any subsequent adjustments to current estimates will be recorded to tax expense during the quarter in the Company’s fiscal year ending January 31, 2019 in which the Company’s analysis of and accounting for the Tax Act is complete. The Company has not recorded any further adjustments during the six months ended July 31, 2018. For information on the Company’s initial provisional estimates recorded during the year ended January 31, 2018, refer to the Company’s 2018 Form 10-K, specifically Part II, Item 8, Financial Statements and Supplementary Data under Note 11, Income Taxes, in the Notes to Consolidated Financial Statements.
For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of July 31, 2018, the Company’s net unrecognized tax benefits totaled $4.3 million, none of which would impact the Company’s effective tax rate if recognized. The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s interim unaudited condensed consolidated financial statements.

9.	Segments and Geographic Revenue
The Company operates its business as one operating segment as it only reports financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is the Company’s chief operating decision maker. The following table sets forth the Company’s total revenue by geographic area based on the customers’ location (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Americas	$38,313	$24,518	$69,588	$46,920
Europe, Middle East and Africa	16,215	9,993	30,615	18,922
Asia Pacific	2,962	1,089	5,509	2,148
Total	$57,490	$35,600	$105,712	$67,990
Customers located in the United States accounted for 63% and 65% of total revenue for the three months ended July 31, 2018 and 2017, respectively, and 62% and 65% of total revenue for the six months ended July 31, 2018 and 2017, respectively. Customers located in the United Kingdom accounted for 10% of total revenue for each of the three and six months ended July 31, 2018 and 2017, respectively. No other country accounted for 10% or more of revenue for the periods presented.
As of July 31, 2018 and January 31, 2018, substantially all of the Company’s long-lived assets were located in the United States.
10. Subsequent Events
In December 2017, the Company entered into a lease agreement for 106,230 rentable square feet of office space (the “Premises”) to accommodate its growing employee base in New York City. The Company received delivery of the Premises on January 1, 2018 to commence construction to renovate the Premises and expects to vacate its current office space prior to the expiration of its existing lease in December 2018. As a result of the Company’s involvement during the construction period, whereby the Company has certain indemnification obligations related to the construction, the Company is considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting.
On September 4, 2018, construction of the Premises was completed, although the Company has not fully vacated its existing office space. For the reporting period ending October 31, 2018, the Company will determine whether or not the lease for the Premises meets the criteria for “sale-leaseback” treatment.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part 2, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2018 Form 10-K and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We generate revenue primarily from sales of subscriptions, which accounted for 92% of our total revenue for both the three and six months ended July 31, 2018, and 91% of our total revenue for both the three and six months ended July 31, 2017. Our primary subscription package is MongoDB Enterprise Advanced, which represented 64% of our subscription revenue for both the three and six months ended July 31, 2018, and 69% of our subscription revenue for both the three and six months ended July 31, 2017. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.
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
We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our cloud-hosted database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management of Community Server. During the three and six months ended July 31, 2018, MongoDB Atlas revenue represented 18% and 16% of our total revenue, respectively, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in both self-service customers of MongoDB Atlas and customers sold by our sales force. Self-service customers are charged monthly based on their usage while customers sold by our sales force typically sign annual commitments and pay in advance, for the entire year or monthly. Given our platform has been downloaded from our website more than 40 million times since February 2009 and over 12 million times in the last 12 months alone, our initial growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to customers of MongoDB Atlas, enabling them to enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 8% of our total revenue for both the three and six months ended July 31, 2018 and 9% of our total revenue for both the three and six months ended July 31, 2017. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing, and we have experienced rapid growth. We have made substantial investments in developing our platform and expanding our sales and marketing footprint and intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Key Factors Affecting Our Performance
Growing Our Customer Base
We are focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of July 31, 2018, we had over 7,400 customers across a wide range of industries and in over 100 countries, compared to over 4,300 customers as of July 31, 2017. All affiliated entities are counted as a single customer. As of July 31, 2018, we had over 1,600 customers that were sold through our direct sales force and channel partners, as compared to over 1,350 such customers as of July 31, 2017. These customers, which we refer to as our Direct Customers, accounted for 87% of our subscription revenue for both the three and six months ended July 31, 2018, and 92% of our subscription revenue for both the three and six months ended July 31, 2017.
Increasing Adoption of MongoDB Atlas
MongoDB Atlas, our hosted cloud offering, is an important part of our run-anywhere strategy and allows us to generate revenue from Community Server, converting users who do not need all of the benefits of MongoDB Enterprise Advanced to customers. To accelerate adoption of this DBaaS offering, in 2017, we introduced tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. We have also expanded our introductory offerings for MongoDB Atlas, including a free tier, which provides limited processing power and storage in order to drive usage and adoption of MongoDB Atlas among developers. We recently announced the availability of our free tier offering on Google Cloud Platform in North America, Europe and Asia Pacific. In addition, MongoDB Atlas is available on AWS Marketplace, making it easier for AWS customers to buy and consume MongoDB Atlas. We have also begun to expand the functionality available in MongoDB Atlas beyond that of our Community Server offering.  We expect this will drive further adoption of MongoDB Atlas as companies migrate mission-critical applications to the public cloud.  The recent enterprise capabilities that we have introduced to MongoDB Atlas include advanced security features, enterprise-standard authentication and database auditing. We have invested significantly in MongoDB Atlas and our ability to drive adoption of MongoDB Atlas is a key component of our growth strategy. From its launch in June 2016, we have grown MongoDB Atlas to over 5,300 customers as of July 31, 2018, which includes new customers to MongoDB, as well as existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.

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
We monitor annualized recurring revenue (“ARR”) to help us measure our subscription performance. We define ARR as the subscription revenue we would contractually expect to receive from customers over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes self-service products, including MongoDB Atlas not sold on a commitment basis. ARR also excludes professional services. For customers who utilize our self-service offerings, we measure the annualized monthly recurring revenue (“MRR”), which is calculated by annualizing their usage of our self-serve products in the prior 30 days and assuming no increases or reductions in their usage. The number of customers with $100,000 or greater in ARR and annualized MRR was 438 and 296 as of July 31, 2018 and 2017, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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
Three and Six Months Ended July 31, 2018 Summary
For the three months ended July 31, 2018, our total revenue was $57.5 million as compared to $35.6 million for the three months ended July 31, 2017. Our net loss was $31.2 million for the three months ended July 31, 2018 as compared to $26.1 million for the three months ended July 31, 2017.
For the six months ended July 31, 2018, our total revenue was $105.7 million as compared to $68.0 million for the six months ended July 31, 2017. Our net loss was $60.4 million for the six months ended July 31, 2018 as compared to $45.8 million for the six months ended July 31, 2017.
Our operating cash flow was $(24.9) million and $(26.9) million for the six months ended July 31, 2018 and 2017, respectively. Our free cash flow was $(26.5) million and $(28.5) million for the six months ended July 31, 2018 and 2017, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(unaudited, dollars in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$52,933	$32,531	$97,498	$61,718
Services	4,557	3,069	8,214	6,272
Total revenue	57,490	35,600	105,712	67,990
Cost of revenue:
Subscription(1)	12,116	7,215	22,186	13,765
Services(1)	4,378	2,973	8,057	5,622
Total cost of revenue	16,494	10,188	30,243	19,387
Gross profit	40,996	25,412	75,469	48,603
Operating expenses:
Sales and marketing(1)	37,880	26,892	71,769	49,037
Research and development(1)	21,430	15,749	40,075	28,826
General and administrative(1)	12,254	8,933	23,481	16,704
Total operating expenses	71,564	51,574	135,325	94,567
Loss from operations	(30,568)	(26,162)	(59,856)	(45,964)
Other income (expense), net	(432)	335	159	676
Loss before provision for income taxes	(31,000)	(25,827)	(59,697)	(45,288)
Provision for income taxes	246	252	713	481
Net loss	$(31,246)	$(26,079)	$(60,410)	$(45,769)

(1)	Includes stock‑based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(unaudited, dollars in thousands)
Cost of revenue—subscription	$489	$170	$848	$321
Cost of revenue—services	281	98	465	170
Sales and marketing	2,129	1,482	4,347	2,697
Research and development	2,904	1,322	5,110	2,567
General and administrative	3,206	1,845	5,816	3,616
Total stock‑based compensation expense	$9,009	$4,917	$16,586	$9,371

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(unaudited, dollars in thousands)
Percentage of Revenue Data:
Revenue:
Subscription	92%	91%	92%	91%
Services	8%	9%	8%	9%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	21%	20%	21%	20%
Services	8%	8%	7%	8%
Total cost of revenue	29%	29%	28%	29%
Gross profit	71%	71%	72%	71%
Operating expenses:
Sales and marketing	66%	76%	68%	72%
Research and development	37%	44%	38%	42%
General and administrative	21%	25%	22%	25%
Total operating expenses	124%	145%	128%	139%
Loss from operations	(53)%	(73)%	(57)%	(68)%
Other income (expense), net	(1)%	—%	1%	1%
Loss before provision for income taxes	(54)%	(73)%	(56)%	(67)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(54)%	(73)%	(56)%	(67)%
Comparison of the Three Months Ended July 31, 2018 and 2017
Revenue

	Three Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Subscription	$52,933	$32,531	$20,402	63%
Services	4,557	3,069	1,488	48%
Total revenue	$57,490	$35,600	$21,890	61%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $20.4 million primarily due to $12.2 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to our existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Subscription cost of revenue	$12,116	$7,215	$4,901	68%
Services cost of revenue	4,378	2,973	1,405	47%
Total cost of revenue	16,494	10,188	6,306	62%
Gross profit	$40,996	$25,412	$15,584	61%
Gross margin	71%	71%
Subscription	77%	78%
Services	4%	3%
The increase in subscription cost of revenue was primarily due to a $3.5 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, and a $0.8 million increase in personnel costs associated with increased headcount in our support organization. The increase in services cost of revenue was due to additional investments in headcount for our services organization to support global expansion of our business.
Overall gross margin remained flat. Our subscription margin declined by 1 percentage point due to the increased share of subscription revenue attributable to MongoDB Atlas and the increased third-party cloud infrastructure costs associated with supporting this growth. Our services gross margin is subject to fluctuations as a result of timing of sales of standalone consulting and training services and the timing of hiring, as well as the timing of revenue recognized for previously sold service agreements as a bundled element with subscriptions.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Sales and marketing	$37,880	$26,892	$10,988	41%
The increase in sales and marketing expense included $6.8 million from higher personnel costs and stock-based compensation, driven by a 33% increase in our sales and marketing headcount to 433 as of July 31, 2018 from 325 as of July 31, 2017. Commission expense increased $1.8 million due to higher sales volume and larger headcount. An additional $1.6 million of the increase in sales and marketing expense was attributable to increased travel and other expenses related to increased headcount, as well as higher spend on marketing programs, including for MongoDB Atlas.
Research and Development

	Three Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Research and development	$21,430	$15,749	$5,681	36%
The increase in research and development expense was primarily driven by an increase in personnel costs and stock-based compensation as we increased our research and development headcount by 26%.

General and Administrative

	Three Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
General and administrative	$12,254	$8,933	$3,321	37%
The increase in general and administrative expense was primarily due to a 39% increase in general and administrative personnel headcount, in part driven by the increased compliance requirements of being a publicly-traded company, resulting in an increase of $3.1 million from higher personnel costs and stock-based compensation.
Other Income (Expense), net

	Three Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Other income (expense), net	$(432)	$335	$(767)	(229)%
Other expense, net for the three months ended July 31, 2018 was primarily due to interest expense related to our 0.75% convertible senior notes issued in June and July 2018 (the “Notes”), as well as net losses from foreign currency transactions. These expenses were partially offset by an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the three months ended July 31, 2018 as compared to prior-year period.
Comparison of the Six Months Ended July 31, 2018 and 2017
Revenue

	Six Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Subscription	$97,498	$61,718	$35,780	58%
Services	8,214	6,272	1,942	31%
Total revenue	$105,712	$67,990	$37,722	55%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $35.8 million primarily due to $18.9 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Six Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Subscription cost of revenue	$22,186	$13,765	$8,421	61%
Services cost of revenue	8,057	5,622	2,435	43%
Total cost of revenue	30,243	19,387	10,856	56%
Gross profit	$75,469	$48,603	$26,866	55%
Gross margin	71%	71%
Subscription	77%	78%
Services	2%	10%
The increase in subscription cost of revenue was primarily due to a $5.7 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $1.8 million increase in personnel costs associated with increased headcount in our support organization. The increase in services cost of revenue was due to additional investments in headcount for our services organization to support global expansion of our business.
Overall gross margin remained flat. Our subscription margin declined by 1 percentage point due to the increased share of subscription revenue attributable to MongoDB Atlas and the increased third-party cloud infrastructure costs associated with supporting this growth. Our services gross margin for the six months ended July 31, 2018 was impacted by the additional investments in headcount in anticipation of future revenue growth. Our services gross margin is subject to fluctuations as a result of timing of sales of standalone consulting and training services and the timing of hiring, as well as the timing of revenue recognized for previously sold service agreements as a bundled element with subscriptions.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Sales and marketing	$71,769	$49,037	$22,732	46%
The increase in sales and marketing expense included $13.6 million from higher personnel costs and stock-based compensation, driven by a 33% increase in our sales and marketing headcount to 433 as of July 31, 2018 from 325 as of July 31, 2017. An additional $4.2 million of the increase in sales and marketing expense was attributable to increased travel and other expenses related to increased headcount, as well as higher spend on marketing programs, including for MongoDB Atlas. Sales and marketing expense also increased $3.2 million due to an increase in commission expense from higher sales volume and larger headcount.
Research and Development

	Six Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Research and development	$40,075	$28,826	$11,249	39%
The increase in research and development expense was primarily driven by an increase in personnel costs and stock-based compensation as we increased our research and development headcount by 26%.
General and Administrative

	Six Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
General and administrative	$23,481	$16,704	$6,777	41%
The increase in general and administrative expense was primarily due to 39% increase in general and administrative personnel headcount, in part driven by the increased compliance requirements of being a publicly-traded company, resulting in an increase of $6.1 million from higher personnel costs and stock-based compensation.
Other Income, net

	Six Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Other income, net	$159	$676	$(517)	(76)%
The decrease in other income, net was primarily due to interest expense related to the Notes, as well as net losses from foreign currency transactions. These decreases were partially offset by an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the six months ended July 31, 2018 as compared to the prior-year period.

Provision for Income Taxes

	Six Months Ended July 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Provision for income taxes	$713	$481	$232	48%
The increase in provision for income taxes was primarily due to an increase in foreign taxes as we continued our global expansion.
Liquidity and Capital Resources
As of July 31, 2018, we had cash, cash equivalents, short‑term investments and restricted cash totaling $523.2 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities.
In June 2018, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 (the “Notes”) in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of the Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The total net proceeds from the sale of the Notes, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $291.1 million.
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls are expected to partially offset the potential dilution to our Class A common stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. We used $37.1 million of the proceeds from the Notes to purchase the Capped Calls, which was recorded as a reduction to additional paid-in capital. For further discussion on the Capped Calls, please refer to Note 4, Convertible Senior Notes, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Previously, in October 2017, we closed our initial public offering of 9,200,000 shares of our Class A common stock at an offering price of $24.00 per share, including 1,200,000 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $201.6 million, after deducting underwriting discounts and commissions of $15.5 million and offering expenses of $3.9 million. Prior to our initial public offering, we financed our operations principally through private placements of our redeemable convertible preferred stock, which resulted in net proceeds to us of $345.3 million.
We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. As of July 31, 2018, we had an accumulated deficit of $504.2 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, and the continuing market acceptance of our subscriptions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2018	2017
	(unaudited, dollars in thousands)
Net cash used in operating activities	$(24,901)	$(26,869)
Net cash used in investing activities	(184,028)	(6,150)
Net cash provided by financing activities	$269,874	$4,734
Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures and capitalized software development costs, if any. During the six months ended July 31, 2018 and 2017, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

	Six Months Ended July 31,
	2018	2017
	(unaudited, dollars in thousands)
Net cash used in operating activities	$(24,901)	$(26,869)
Capital expenditures	(1,561)	(1,626)
Capitalized software	—	—
Free cash flow	$(26,462)	$(28,495)
Operating Activities
Cash used in operating activities during the six months ended July 31, 2018 was $24.9 million primarily driven by our net loss of $60.4 million and was partially offset by non‑cash charges of $16.6 million for stock‑based compensation and $1.6 million for depreciation and amortization. In addition, our deferred revenue increased $8.8 million resulting from the overall growth of our sales and our expanding customer base and our accounts receivable decreased $8.0 million due to cash collections. In addition, our accrued liabilities increased $2.0 million, primarily from commissions accrued as of July 31, 2018. The cash inflows from our deferred revenue, accounts receivable and accrued liabilities were partially offset by an increase of $1.9 million in prepaid expenses and an increase of $1.3 million in deferred commissions.
Cash used in operating activities during the six months ended July 31, 2017 was $26.9 million primarily driven by our net loss of $45.8 million and was partially offset by non-cash charges of $9.4 million for stock-based compensation and $1.9 million for depreciation and amortization. In addition, our cash used in operating activities was further offset by an increase of $11.9 million in deferred revenue resulting from the overall growth of our sales and our expanding customer base, and an increase of $1.2 million in accrued liabilities mainly related to deferred offering costs. The change in deferred revenue and accrued liabilities was partially offset by an increase of $2.9 million in prepaid expenses and other current assets, and an increase of $1.6 million in accounts receivable as a result of the overall increase in revenue and deferred revenue.

Investing Activities
Cash used in investing activities during the six months ended July 31, 2018 and 2017 of $184.0 million and $6.2 million, respectively, resulted primarily from the purchases of marketable securities, net of maturities.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2018 was $269.9 million primarily due to the issuance of the Notes, net of the Capped Calls and issuance costs, as well as proceeds from the exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan.
Cash provided by financing activities during the six months ended July 31, 2017 was $4.7 million primarily due to proceeds from the exercise of stock options.
Seasonality
We have in the past and expect in the future to experience fluctuations in our revenue and sales across periods. Our recent growth and the ratable nature of our subscription revenue make these periodic fluctuations less apparent in our overall financial results.
Off Balance Sheet Arrangements
As of July 31, 2018, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
During the six months ended July 31, 2018, other than the issuance of the Notes, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2018 Form 10-K. Refer to Note 4, Convertible Senior Notes, and Note 5, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
JOBS Act
As an “emerging growth company,” Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of public companies who are required to comply with the effective dates for new or revised accounting standards, which may make comparison of our financial statements to those of other public companies more difficult. As a result of our market capitalization as of July 31, 2018, we expect that we will cease to qualify as an emerging growth company as of January 31, 2019 and will no longer be able to take advantage of the extended transition period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of July 31, 2018, we had cash, cash equivalents, restricted cash and short-term investments of $523.2 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of July 31, 2018.
In June 2018, we issued $250.0 million aggregate principal amount of the Notes in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of the Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines. The interest and market value changes affect the fair value of the Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three and six months ended July 31, 2018 and 2017. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2018. Based on the evaluation of our disclosure controls and procedures as of July 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
ITEM 1A. RISK FACTORS.
You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in the 2018 Form 10-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our Class A common stock could decline. There have been no material changes to the risk factors described in the 2018 Form 10-K, except as set forth below.
We have a significant amount of debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.
 In June 2018, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 (the “Notes”) in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of such Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. Our ability to pay our debt when due or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, any required repurchase of the Notes for cash as a result of a fundamental change (pursuant to the terms of the Notes) would lower our current cash on hand such that we would not have that cash available to fund operations. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we and our subsidiaries may incur additional debt in the future. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (‘‘ASC 470-20’’), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Notes. In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
The capped call transactions to which we are a party may affect the value of the notes and our Class A common stock.
In connection with the pricing of the Notes and the exercise by the initial purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution as a result of conversion of the Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock concurrently with or shortly after the pricing of the Notes, including with certain investors in the Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the observation period relating to any conversion of the Notes on or after March 15, 2024). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or the shares of our Class A common stock. Any of these activities could adversely affect the value of the Notes and our Class A common stock.
As of January 31, 2019, we expect that we will no longer be an “emerging growth company” and, as a result, we will have to comply with increased disclosure and governance requirements.
Based on the market value of our Class A common stock held by non-affiliates as of July 31, 2018, we expect that we will cease to qualify as an “emerging growth company,” as defined in the Jump-start Our Business Start-ups Act (“JOBS Act”), effective as of January 31, 2019. As such, we will be subject to additional reporting and financial requirements and accelerated filing deadlines for our periodic reports that apply to other public companies but did not previously apply to us as an emerging growth company.
In particular, beginning with our Annual Report on Form 10-K for the year ending January 31, 2019, we will be required to comply with the independent auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Compliance with Section 404(b) will be expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. Moreover, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. Further, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
We will also be subject to enhanced executive compensation disclosure, including a detailed compensation discussion and analysis, in our proxy statements and periodic reports filed under the Exchange Act as well as the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
In addition, once we lose our emerging growth company status, we will no longer be able to take advantage of the extended transition period for complying with new or revised accounting standards. In particular, the loss of our emerging growth company status as of January 31, 2019 would require us to adopt FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) for our fiscal year ending January 31, 2019.
We expect that the loss of our emerging growth company status and compliance with these additional requirements will substantially increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities
In June 2018, we issued $250.0 million aggregate principal amount of the Notes in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of the Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. Additional information concerning this issuance can be found in Note 4, Convertible Senior Notes, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as in our Current Report on Form 8-K filed with the SEC on June 28, 2018.

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

(c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended July 31, 2018:

Period	Total number of shares purchased(1)	Average price paid per share
May 1 to May 31, 2018	14,000	$11.18
June 1 to June 30, 2018	—	$—
July 1 to July 31, 2018	—	$—
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/2017

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/2017

4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated October 2, 2013	S-1	333-220557	4.2	9/21/2017

4.3	Indenture, dated as of June 28, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	6/28/2018

4.4	Form of Global Note, representing MongoDB, Inc.’s 0.75% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-38240	4.2	6/28/2018

10.1	Purchase Agreement, dated June 25, 2018, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-38240	99.1	6/28/2018

10.2	Form of Confirmation for Capped Call Transactions	8-K	001-38240	99.2	6/28/2018

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MONGODB, INC.

Date: September 7, 2018	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Financial Officer
(Principal Financial Officer)