Form 10-Q
period 2018-10-31
MongoDB, Inc.
filed 2018-12-06
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38240
___________________
MONGODB, INC.
(Exact Name of Registrant as Specified in its Charter)
___________________

Delaware	26-1463205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, 38th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 646-727-4092
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☒
As of December 3, 2018, there were 35,408,828 shares of the registrant’s Class A common stock and 18,194,724 shares of the registrant’s Class B common stock, each with a par value of $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$139,490	$61,902
Short-term investments	382,681	217,072
Accounts receivable, net of allowance for doubtful accounts of $1,434 and $1,238 as of October 31, 2018 and January 31, 2018, respectively	37,497	46,872
Deferred commissions	19,143	11,820
Prepaid expenses and other current assets	8,653	5,884
Total current assets	587,464	343,550
Property and equipment, net	73,191	59,557
Goodwill	1,700	1,700
Acquired intangible assets, net	965	1,627
Deferred tax assets	701	326
Other assets	6,649	8,436
Total assets	$670,670	$415,196
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,942	$2,261
Accrued compensation and benefits	21,615	17,433
Other accrued liabilities	12,169	8,423
Deferred revenue	136,609	114,500
Total current liabilities	172,335	142,617
Deferred rent, non-current	2,183	925
Deferred tax liability, non-current	42	18
Deferred revenue, non-current	17,229	22,930
Convertible senior notes, net	213,692	—
Other liabilities, non-current	67,944	55,213
Total liabilities	473,425	221,703
Commitments and contingencies (Note 5)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of October 31, 2018 and January 31, 2018; 35,189,254 and 13,303,028 shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively	35	13
Class B common stock, par value of $0.001 per share; 100,000,000 shares authorized as of October 31, 2018 and January 31, 2018; 18,406,366 and 37,371,914 shares issued as of October 31, 2018 and January 31, 2018, respectively; 18,306,995 and 37,272,543 shares outstanding as of October 31, 2018 and January 31, 2018, respectively	18	38
Additional paid-in capital	734,381	638,680
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of October 31, 2018 and January 31, 2018	(1,319)	(1,319)
Accumulated other comprehensive loss	(380)	(159)
Accumulated deficit	(535,490)	(443,760)
Total stockholders’ equity	197,245	193,493
Total liabilities and stockholders’ equity	$670,670	$415,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue:
Subscription	$60,090	$37,885	$157,588	$99,603
Services	4,895	3,603	13,109	9,875
Total revenue	64,985	41,488	170,697	109,478
Cost of revenue:
Subscription	13,248	7,904	35,434	21,669
Services	4,510	3,167	12,567	8,789
Total cost of revenue	17,758	11,071	48,001	30,458
Gross profit	47,227	30,417	122,696	79,020
Operating expenses:
Sales and marketing	38,116	28,050	109,885	77,087
Research and development	23,179	16,588	63,254	45,414
General and administrative	14,986	9,829	38,467	26,533
Total operating expenses	76,281	54,467	211,606	149,034
Loss from operations	(29,054)	(24,050)	(88,910)	(70,014)
Other income (expense):
Interest income	2,459	227	4,936	556
Interest expense	(4,358)	—	(5,652)	(8)
Other income (expense), net	(400)	(57)	(1,424)	298
Loss before provision for income taxes	(31,353)	(23,880)	(91,050)	(69,168)
Provision (benefit) for income taxes	(33)	336	680	817
Net loss	$(31,320)	$(24,216)	$(91,730)	$(69,985)
Net loss per share, basic and diluted	$(0.59)	$(1.39)	$(1.78)	$(4.74)
Weighted-average shares used to compute net loss per share, basic and diluted	52,702,526	17,421,642	51,431,021	14,749,500
  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net loss	$(31,320)	$(24,216)	$(91,730)	$(69,985)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	9	4	(43)	(33)
Foreign currency translation adjustments	(49)	21	(178)	181
Other comprehensive income (loss)	(40)	25	(221)	148
Total comprehensive loss	$(31,360)	$(24,191)	$(91,951)	$(69,837)
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2018	50,575,571	$51	$638,680	$(1,319)	$(159)	$(443,760)	$193,493
Stock option exercises	2,540,312	2	17,583	—	—	—	17,585
Repurchase of early exercised options	(35,563)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	1,045	—	—	—	1,045
Vesting of restricted stock units	138,812	—	—	—	—	—	—
Stock-based compensation	—	—	26,850	—	—	—	26,850
Issuance of common stock under the Employee Stock Purchase Plan	277,117	—	5,626	—	—	—	5,626
Equity component of convertible senior notes	—	—	81,683	—	—	—	81,683
Purchase of capped calls	—	—	(37,086)	—	—	—	(37,086)
Unrealized loss on available-for-sale securities	—	—	—	—	(43)	—	(43)
Foreign currency translation adjustment	—	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	—	(91,730)	(91,730)
Balances as of October 31, 2018	53,496,249	$53	$734,381	$(1,319)	$(380)	$(535,490)	$197,245
 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2018	2017
Cash flows from operating activities
Net loss	$(91,730)	$(69,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,334	2,789
Stock-based compensation	26,850	15,066
Amortization of debt discount and issuance costs	4,233	—
Non-cash interest on office financing lease	659	—
Deferred income taxes	(351)	163
Change in fair value of warrant liability	—	(101)
Change in operating assets and liabilities:
Accounts receivable	9,267	(4,653)
Prepaid expenses and other current assets	(4,018)	(2,120)
Deferred commissions	(5,514)	(2,217)
Other long-term assets	(33)	(670)
Accounts payable	(165)	687
Deferred rent	1,258	(85)
Accrued liabilities	7,184	2,163
Deferred revenue	16,517	21,794
Net cash used in operating activities	(32,509)	(37,169)
Cash flows from investing activities
Purchases of property and equipment	(3,698)	(1,714)
Proceeds from maturities of marketable securities	206,000	74,230
Purchases of marketable securities	(369,736)	(72,879)
Net cash used in investing activities	(167,434)	(363)
Cash flows from financing activities
Proceeds from exercise of stock options, including early exercised stock options	17,631	8,201
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	5,626	—
Repurchase of early exercised stock options	(327)	(149)
Proceeds from borrowings on convertible senior notes, net of issuance costs	291,145	—
Payment for purchase of capped calls	(37,086)	—
Proceeds from tenant improvement allowance on build-to-suit lease	633	—
Proceeds from the IPO, net of underwriting discounts and commissions	—	205,494
Proceeds from exercise of redeemable convertible preferred stock warrants	—	1
Payment of initial public offering costs	—	(2,344)
Net cash provided by financing activities	277,622	211,203
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(101)	182
Net increase in cash, cash equivalents and restricted cash	77,578	173,853
Cash, cash equivalents and restricted cash, beginning of period	62,427	69,412
Cash, cash equivalents and restricted cash, end of period	$140,005	$243,265

Supplemental cash flow disclosure of noncash investing and financing activities
Vesting of early exercised stock options	$1,045	$950
Costs related to initial public offering included in accounts payable and accrued liabilities	$—	$1,529
Conversion of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock as a result of warrant exercise	$—	$1,171
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,806	$—
Construction in progress related to build-to-suit lease obligations	$11,683	$—
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$139,490	$242,745
Restricted cash, current	515	520
Total cash, cash equivalents and restricted cash	$140,005	$243,265
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet and interim condensed consolidated statement of stockholders’ equity as of October 31, 2018, the interim condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended October 31, 2018 and 2017 and the interim condensed consolidated statement of cash flows for the nine months ended October 31, 2018 and 2017, are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position and its statement of stockholders’ equity as of October 31, 2018, its results of operations and of comprehensive loss for the three and nine months ended October 31, 2018 and 2017, and its statement of cash flows for the nine months ended October 31, 2018 and 2017. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the nine-month periods are also unaudited. The results of operations for the nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2019 or for any other future year or interim period.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Related Party Transactions
All contracts with related parties are executed in ordinary course of business. There were no material related party transactions in the three and nine months ended October 31, 2018 and 2017. As of October 31, 2018 and January 31, 2018 , there were no material amounts payable to or amounts receivable from related parties.
New Accounting Pronouncements Not Yet Adopted
Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard will simplify the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year ending January 31, 2021, though early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. In 2018, the FASB issued ASU 2018-10, Leases, Codification Improvements and ASU 2018-11, Leases, Targeted Improvements, to provide additional guidance for the adoption of the new lease guidance, including an optional transition method. Since the Company anticipates losing its EGC status as of January 31, 2019, it expects to adopt the new lease standard on February 1, 2019. The Company plans to utilize the optional transition method, which allows entities, upon adoption of the standard, to continue to present their prior comparative periods in accordance with the current guidance in ASC 840, Leases. The Company anticipates the most significant impact of adopting the new standard will primarily be the establishment of a right-of-use asset and a corresponding lease liability for real estate operating leases in its consolidated balance sheets. The Company is currently evaluating whether this standard will have a material impact on its consolidated financial statements.
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
The Company currently plans to adopt the new revenue standard using the full retrospective transition method for its annual results for the fiscal year ending January 31, 2019. While the Company continues to assess the potential impacts of the new revenue standard, the Company currently expects unearned subscription revenue to decline upon adoption. Currently, as the Company’s subscription offerings include software term licenses and post-contract customer support for which the Company has not established vendor specific objective evidence (“VSOE”), the entire subscription fee is recognized ratably over the term of the contract. However, under the new revenue standard, the requirement for VSOE for undelivered elements

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

is eliminated and, as a result, the Company is required to identify all performance obligations in a contract and recognize revenue based on each performance obligation separately. The Company currently expects that the portion related to the software term license deliverable will be recognized upon delivery, which may result in greater fluctuations in its consolidated financial statements. The Company currently does not believe that the new revenue standard will have a material impact on the other deliverables of each contract. The Company also expects the new revenue standard to impact recognition of contract acquisition costs, both with respect to the amounts that will be capitalized as well as the period of amortization. The Company continues to evaluate the effect that the new revenue standard will have on its consolidated financial statements and related disclosures. Its preliminary assessments are subject to change.

3.	Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of October 31, 2018 and January 31, 2018, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at October 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$893	$—	$—	$893
Short-term investments:
U.S. government treasury securities	382,681	—	—	382,681
Total financial assets	$383,574	$—	$—	$383,574

	Fair Value Measurement at January 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$45,918	$—	$—	$45,918
Short-term investments:
U.S. government treasury securities	217,072	—	—	217,072
Total financial assets	$262,990	$—	$—	$262,990
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. As of October 31, 2018 and January 31, 2018, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than one year.
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding Notes (as defined below) on a quarterly basis for disclosure purposes. The Company considers the fair value of the Notes at October 31, 2018 to be a Level 2 measurement due to limited trading activity of the Notes. Refer to Note 4, Convertible Senior Notes, to the condensed consolidated financial statements for further details.

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
On or after March 15, 2024, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. If a fundamental change (as defined in the indenture governing the Notes) occurs prior to the maturity date, holders of the Notes will have the right to require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, or if the Company elects to redeem the Notes, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or redemption in certain circumstances. It is the Company’s current intent to settle the principal amount of the Notes in cash. During the three months ended October 31, 2018, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three months ended October 31, 2018 and were classified as long-term debt on the Company’s condensed consolidated balance sheets.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net carrying amount of the liability component of the Notes was as follows (in thousands):

October 31, 2018
Principal	$300,000
Unamortized debt discount	(80,197)
Unamortized debt issuance costs	(6,111)
Net carrying amount	$213,692
The net carrying amount of the equity component of the Notes was as follows (in thousands):

October 31, 2018
Debt discount for conversion option	$84,168
Issuance costs	(2,485)
Net carrying amount	$81,683
As of October 31, 2018, the total estimated fair value of the Notes was approximately $403.2 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
The following table sets forth the interest expense related to the Notes (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Contractual interest expense	$563	$—	$763	$—
Amortization of debt discount	2,938	—	3,971	—
Amortization of issuance costs	174	—	234	—
Total	$3,675	$—	$4,968	$—
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
Operating Leases
The Company has entered into non-cancelable operating leases, primarily related to rental of office space expiring through 2029. The Company recognizes operating lease costs on a straight-line basis over the term of the agreement, taking into account adjustments for market provisions such as free or escalating base monthly rental payments or deferred payment terms such as rent holidays that defer the commencement date of the required payments. The Company may receive renewal or expansion options, leasehold improvement allowances or other incentives on certain lease agreements. Total rent expense

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

related to operating leases was $2.6 million and $2.3 million for the three months ended October 31, 2018 and 2017, respectively, and $8.8 million and $6.6 million for the nine months ended October 31, 2018 and 2017, respectively.
In December 2017, the Company entered into a lease agreement for 106,230 rentable square feet of office space (the “Premises”) to accommodate its growing employee base in New York City. The Company received delivery of the Premises on January 1, 2018 to commence construction to renovate the Premises. During the construction period, the Company had certain indemnification obligations related to the construction. As a result, the Company was considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. Accordingly, the Company recorded the estimated fair value of the leased space as an asset, capitalized the costs incurred to renovate the Premises, and recorded a corresponding liability that represented the lease financing obligation.
On September 4, 2018, construction of the Premises was completed. The Company evaluated whether to de-recognize the build-to-suit asset and liability under the “sale-leaseback” accounting guidance. The Company concluded that it lacks transferability of the risks and rewards of ownership, and therefore did not meet with the requirements for sale-leaseback accounting. Accordingly, the Company accounts for the New York City office lease as a financing arrangement.
The Company vacated its former office space as of September 30, 2018, prior to the expiration of the lease on December 31, 2018. The remaining rent payable, deferred rent and associated leasehold improvements for the former office space were expensed in full on September 30, 2018 and resulted in a charge of $1.5 million recorded as a general and administrative operating expense in the Company’s unaudited condensed consolidated statement of operations. As of October 31, 2018, there was an associated liability of $0.8 million, which the Company expects to be settled by January 31, 2019.
Other Commitments
During the nine months ended October 31, 2018, other than the issuance of the Notes, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2018 Form 10-K. Refer to Note 4, Convertible Senior Notes, to the condensed consolidated financial statements for further details.
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
Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of October 31, 2018 and January 31, 2018, therefore, the Company has not recorded an accrual for such contingencies.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table summarizes stock option activity for the nine months ended October 31, 2018 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2018	12,637,435	$7.63	7.72	$246,227
Stock options exercised	(2,540,312)	6.92
Stock options forfeited and expired	(640,584)	8.43
Balance - October 31, 2018	9,456,539	7.76	7.04	697,319
Vested and exercisable - January 31, 2018	5,540,858	6.33	6.63	115,122
Vested and exercisable - October 31, 2018	5,377,483	$6.89	6.29	$401,189
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
The following table summarizes RSU activity for the nine months ended October 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2018	245,746	$26.20
RSUs granted	1,718,364	47.90
RSUs vested	(138,812)	34.73
RSUs forfeited and canceled	(67,167)	39.25
Unvested - October 31, 2018	1,758,131	$46.24
Employee Stock Purchase Plan
In October 2017, the Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (“ESPP”). A total of 1.5 million shares of the Company’s Class A common stock have been authorized for issuance under the 2017 ESPP. Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. The Company’s current offering period began June 18, 2018 and is expected to end December 14, 2018.
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
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s interim unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cost of revenue—subscription	$555	$183	$1,403	$503
Cost of revenue—services	335	123	800	292
Sales and marketing	3,090	1,704	7,437	4,400
Research and development	3,131	1,505	8,241	4,072
General and administrative	3,153	2,184	8,969	5,799
Total stock-based compensation expense	$10,264	$5,699	$26,850	$15,066

7.	Net Loss per Share
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
Under the two-class method, basic net loss per share attributable to common stockholders was calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock did not have a contractual obligation to share in losses. Diluted net loss per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options to purchase common stock, early exercised stock options, and warrants to purchase redeemable convertible preferred stock and common stock were considered common shares equivalents, but had been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive.
Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive due to the net loss reported for each period presented.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(31,320)	$(24,216)	$(91,730)	$(69,985)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	52,702,526	17,421,642	51,431,021	14,749,500

Net loss per share, basic and diluted	$(0.59)	$(1.39)	$(1.78)	$(4.74)
The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Additionally, the Notes were not convertible as of October 31, 2018. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of October 31, 2018 would have been convertible into approximately 4.4 million shares of the Company’s Class A common stock. However, the Company expects to settle the principal amount of the Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the Notes. In connection with the issuance of the Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes.
During the three months ended October 31, 2018, the average market price of the Company’s Class A common stock was $71.66, which exceeded the initial conversion price. Although the Notes were not convertible as of October 31, 2018, the Company calculated the potentially dilutive effect of the conversion spread, which is included in the table below.
The following weighted-average outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Redeemable convertible preferred stock (as converted)	—	24,316,192	—	26,045,352
Redeemable convertible preferred stock warrants (as converted)	—	1,339	—	30,122
Common stock warrants	—	116,485	—	120,190
Stock options to purchase Class A common stock	3,046,631	3,258,405	3,315,885	2,207,524
Stock options to purchase Class B common stock	7,137,570	9,321,627	8,136,949	9,783,945
Unvested restricted stock units	1,707,692	54,550	1,265,391	54,550
Early exercised stock options	94,026	318,240	146,248	236,231
Shares underlying the conversion spread in the convertible senior notes	215,879	—	71,960	—

8.	Income Taxes
The Company recorded a provision (benefit) related to income taxes of $(33) thousand and $0.3 million for the three months ended October 31, 2018 and 2017, respectively, and $0.7 million and $0.8 million for the nine months ended October 31, 2018 and 2017, respectively. The provision (benefit) related to income taxes was primarily due to foreign taxes offset by excess tax deductions in the United Kingdom with respect to stock option exercises. The calculation of income taxes is based

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

upon the estimated annual effective tax rates for the year applied to the current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Given the significant complexity of the Tax Act, anticipated guidance from the Internal Revenue Service about implementing the Tax Act, and the potential for additional guidance from the SEC or the FASB related to the Tax Act, the Company’s current estimates may be adjusted in future periods. The Company expects to complete its analysis during the quarter ending January 31, 2019, within the measurement period in accordance with SAB 118, and does not anticipate any material impact on its financial statements as a result of the Tax Act. The Company has not recorded any further adjustments during the nine months ended October 31, 2018. For information on the Company’s initial provisional estimates recorded during the year ended January 31, 2018, refer to the Company’s 2018 Form 10-K, specifically Part II, Item 8, Financial Statements and Supplementary Data under Note 11, Income Taxes, in the Notes to Consolidated Financial Statements.
For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, the Company has not yet completed its assessment due to Internal Revenue Service regulations expected to be issued subsequent to October 31, 2018. The Company has elected an accounting policy to record GILTI as period costs if and when incurred.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of October 31, 2018, the Company’s net unrecognized tax benefits totaled $4.3 million, none of which would impact the Company’s effective tax rate if recognized. The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next 12 months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s interim unaudited condensed consolidated financial statements.

9.	Segments and Geographic Revenue
The Company operates its business as one operating segment as it only reports financial information on an aggregate and consolidated basis to the Chief Executive Officer, who is the Company’s chief operating decision maker. The following table sets forth the Company’s total revenue by geographic area based on the customers’ location (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Americas	$42,889	$28,045	$112,477	$74,965
Europe, Middle East and Africa	18,553	11,418	49,168	30,340
Asia Pacific	3,543	2,025	9,052	4,173
Total	$64,985	$41,488	$170,697	$109,478
Customers located in the United States accounted for 61% and 64% of total revenue for the three months ended October 31, 2018 and 2017, respectively, and 62% and 65% of total revenue for the nine months ended October 31, 2018 and 2017, respectively. Customers located in the United Kingdom accounted for 11% of total revenue for each of the three and nine months ended October 31, 2018 and 2017, respectively. No other country accounted for 10% or more of revenue for the periods presented.
As of October 31, 2018 and January 31, 2018, substantially all of the Company’s long-lived assets were located in the United States.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Subsequent Events
On October 9, 2018, the Company entered into an Agreement and Plan of Merger Agreement (the “Merger Agreement”) with Mammoth Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), ObjectLabs Corporation (“mLab”), and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Agent, to acquire all of the issued and outstanding capital stock of mLab for a purchase price of $68.0 million in cash, subject to working capital, cash, debt, transaction expenses and other closing adjustments. mLab is a privately held company, headquartered in San Francisco, California, that offers cloud database services.
Pursuant to the Merger Agreement, on November 1, 2018, Merger Sub was merged with and into mLab, and mLab continued as the surviving corporation and as a wholly-owned subsidiary of the Company. The Merger Agreement contains customary representations and warranties of each of the parties. The Merger Agreement also contains indemnification rights whereby the Company and its subsidiaries will be indemnified for breaches of or inaccuracies in counterparty representations, warranties, covenants and certain other matters (subject to certain limitations).
In connection with the transaction, certain executives of mLab have accepted offers of employment made by the Company to continue with mLab following the closing of the Merger.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part 2, Item 1A of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q filed with the SEC on September 7, 2018, in Part I, Item 1A of our 2018 Form 10-K and in our other filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We generate revenue primarily from sales of subscriptions, which accounted for 92% of our total revenue for both the three and nine months ended October 31, 2018, and 91% of our total revenue for both the three and nine months ended October 31, 2017. Our primary subscription package is MongoDB Enterprise Advanced, which represented 62% and 63% of our subscription revenue the three and nine months ended October 31, 2018, respectively, and 67% and 68% of our subscription revenue for the three and nine months ended October 31, 2017, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.
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
We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our cloud-hosted database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management of Community Server. During the three and nine months ended October 31, 2018, MongoDB Atlas revenue represented 22% and 18% of our total revenue, respectively, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in both self-service customers of MongoDB Atlas and customers sold by our sales force. Self-service customers are charged monthly based on their usage while customers sold by our sales force typically sign annual commitments and pay in advance, for the entire year or monthly. Given our platform has been downloaded from our website more than 45 million times since February 2009 and over 15 million times in the last 12 months alone, our initial growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to customers of MongoDB Atlas, enabling them to enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 8% of our total revenue for both the three and nine months ended October 31, 2018 and 9% of our total revenue for both the three and nine months ended October 31, 2017. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as data management software market, is forecast to be $59 billion in 2018 and growing to approximately $84 billion in 2022, representing a 9% compound annual growth rate. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Key Factors Affecting Our Performance
Growing Our Customer Base
We are focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of October 31, 2018, we had over 8,300 customers across a wide range of industries and in over 100 countries, compared to over 4,900 customers as of October 31, 2017. All affiliated entities are counted as a single customer. As of October 31, 2018, we had over 1,700 customers that were sold through our direct sales force and channel partners, as compared to over 1,400 such customers as of October 31, 2017. These customers, which we refer to as our Direct Customers, accounted for 86% and 87% of our subscription revenue for the three and nine months ended October 31, 2018, respectively and 90% and 91% of our subscription revenue for the three and nine months ended October 31, 2017, respectively.
Increasing Adoption of MongoDB Atlas
MongoDB Atlas, our hosted cloud offering, is an important part of our run-anywhere strategy and allows us to generate revenue from Community Server, converting users who do not need all of the benefits of MongoDB Enterprise Advanced to customers. To accelerate adoption of this DBaaS offering, in 2017, we introduced tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. We have also expanded our introductory offerings for MongoDB Atlas, including a free tier, which provides limited processing power and storage in order to drive usage and adoption of MongoDB Atlas among developers. Our MongoDB Atlas free tier offering is now available on all three major cloud providers (Amazon Web Services, Google Cloud Platform and, most recently, Microsoft Azure) in North America, Europe and Asia Pacific. In addition, MongoDB Atlas is available on AWS Marketplace, making it easier for AWS customers to buy and consume MongoDB Atlas. We have also begun to expand the functionality available in MongoDB Atlas beyond that of our Community Server offering.  We expect this will drive further adoption of MongoDB Atlas as companies migrate mission-critical applications to the public cloud.  The recent enterprise capabilities that we have introduced to MongoDB Atlas include advanced security features, enterprise-standard authentication and database auditing. We have invested significantly in MongoDB Atlas and our ability to drive adoption of MongoDB Atlas is a key component of our growth strategy. From its launch in June 2016, we have grown MongoDB Atlas to over 6,200 customers as of October 31, 2018, which includes new customers to MongoDB, as well as existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.

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
We monitor annualized recurring revenue (“ARR”) to help us measure our subscription performance. We define ARR as the subscription revenue we would contractually expect to receive from customers over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes self-service products, including MongoDB Atlas not sold on a commitment basis. ARR also excludes professional services. For customers who utilize our self-service offerings, we measure the annualized monthly recurring revenue (“MRR”), which is calculated by annualizing their usage of our self-serve products in the prior 30 days and assuming no increases or reductions in their usage. The number of customers with $100,000 or greater in ARR and annualized MRR was 490 and 320 as of October 31, 2018 and 2017, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business, offset by benefits recorded in the United Kingdom, principally related to stock option exercises, which generated tax deductions in excess of U.S. GAAP expenses. As of January 31, 2018, we had net operating loss (“NOL”) carryforwards for federal, state and Irish income tax purposes of $209.5 million, $166.5 million and $182.3 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2021 for state purposes if not utilized. Federal losses generated in the current year ending January 31, 2019 are eligible to be carried forward indefinitely. Ireland allows NOLs to be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance.
Three and Nine Months Ended October 31, 2018 Summary
For the three months ended October 31, 2018, our total revenue was $65.0 million as compared to $41.5 million for the three months ended October 31, 2017. Our net loss was $31.3 million for the three months ended October 31, 2018 as compared to $24.2 million for the three months ended October 31, 2017.

For the nine months ended October 31, 2018, our total revenue was $170.7 million as compared to $109.5 million for the nine months ended October 31, 2017. Our net loss was $91.7 million for the nine months ended October 31, 2018 as compared to $70.0 million for the nine months ended October 31, 2017.
Our operating cash flow was $(32.5) million and $(37.2) million for the nine months ended October 31, 2018 and 2017, respectively. Our free cash flow was $(36.2) million and $(38.9) million for the nine months ended October 31, 2018 and 2017, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(unaudited, dollars in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$60,090	$37,885	$157,588	$99,603
Services	4,895	3,603	13,109	9,875
Total revenue	64,985	41,488	170,697	109,478
Cost of revenue:
Subscription(1)	13,248	7,904	35,434	21,669
Services(1)	4,510	3,167	12,567	8,789
Total cost of revenue	17,758	11,071	48,001	30,458
Gross profit	47,227	30,417	122,696	79,020
Operating expenses:
Sales and marketing(1)	38,116	28,050	109,885	77,087
Research and development(1)	23,179	16,588	63,254	45,414
General and administrative(1)	14,986	9,829	38,467	26,533
Total operating expenses	76,281	54,467	211,606	149,034
Loss from operations	(29,054)	(24,050)	(88,910)	(70,014)
Other income (expense), net	(2,299)	170	(2,140)	846
Loss before provision for income taxes	(31,353)	(23,880)	(91,050)	(69,168)
Provision for income taxes	(33)	336	680	817
Net loss	$(31,320)	$(24,216)	$(91,730)	$(69,985)

(1)	Includes stock‑based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(unaudited, dollars in thousands)
Cost of revenue—subscription	$555	$183	$1,403	$503
Cost of revenue—services	335	123	800	292
Sales and marketing	3,090	1,704	7,437	4,400
Research and development	3,131	1,505	8,241	4,072
General and administrative	3,153	2,184	8,969	5,799
Total stock‑based compensation expense	$10,264	$5,699	$26,850	$15,066

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(unaudited, dollars in thousands)
Percentage of Revenue Data:
Revenue:
Subscription	92%	91%	92%	91%
Services	8%	9%	8%	9%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	20%	19%	21%	20%
Services	7%	8%	7%	8%
Total cost of revenue	27%	27%	28%	28%
Gross profit	73%	73%	72%	72%
Operating expenses:
Sales and marketing	58%	67%	64%	70%
Research and development	36%	40%	37%	42%
General and administrative	23%	24%	23%	24%
Total operating expenses	117%	131%	124%	136%
Loss from operations	(45)%	(58)%	(52)%	(64)%
Other income (expense), net	(3)%	—%	(1)%	1%
Loss before provision for income taxes	(48)%	(58)%	(53)%	(63)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(48)%	(58)%	(53)%	(63)%
Comparison of the Three Months Ended October 31, 2018 and 2017
Revenue

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Subscription	$60,090	$37,885	$22,205	59%
Services	4,895	3,603	1,292	36%
Total revenue	$64,985	$41,488	$23,497	57%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $22.2 million primarily due to $13.5 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to our existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Subscription cost of revenue	$13,248	$7,904	$5,344	68%
Services cost of revenue	4,510	3,167	1,343	42%
Total cost of revenue	17,758	11,071	6,687	60%
Gross profit	$47,227	$30,417	$16,810	55%
Gross margin	73%	73%
Subscription	78%	79%
Services	8%	12%
The increase in subscription cost of revenue was primarily due to a $4.1 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, and a $0.5 million increase in personnel costs associated with increased headcount in our support organization. The increase in services cost of revenue was due to additional investments in headcount for our services organization to support global expansion of our business.
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
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Sales and marketing	$38,116	$28,050	$10,066	36%
The increase in sales and marketing expense included $6.4 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 449 as of October 31, 2018 from 376 as of October 31, 2017. In addition, we experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company. Commission expense increased $2.5 million due to higher sales volume and greater headcount. An additional $0.6 million of the increase in sales and marketing expense was attributable to higher spend on marketing programs, including for MongoDB Atlas.
Research and Development

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Research and development	$23,179	$16,588	$6,591	40%
The increase in research and development expense was primarily driven by an increase in personnel costs and stock-based compensation as we increased our research and development headcount by 22%. In addition, we experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company.

General and Administrative

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
General and administrative	$14,986	$9,829	$5,157	52%
The increase in general and administrative expense was primarily due to a 25% increase in general and administrative personnel headcount, in part driven by the increased compliance requirements of being a publicly-traded company, resulting in an increase of $2.6 million from higher personnel costs and stock-based compensation. We also experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company. In addition, general and administrative expense included costs associated with the move of our New York City office, which resulted in a $1.5 million acceleration of rent payable, deferred rent and associated leasehold improvements related to our former office space. General and administrative expense also included $0.5 million of costs associated with our acquisition of mLab, which closed on November 1, 2018.
Other Income (Expense), net

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Other income (expense), net	$(2,299)	$170	$(2,469)	(1452)%
Other expense, net for the three months ended October 31, 2018 was primarily due to interest expense related to our 0.75% convertible senior notes issued in June and July 2018 (the “Notes”), as well as interest expense associated with our financing lease for our New York City office, which expense had previously been capitalized as a build-to-suit asset during the construction phase. These expenses were partially offset by an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the three months ended October 31, 2018 as compared to prior-year period.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Provision (benefit) for income taxes	$(33)	$336	$(369)	-110%
The decrease in the provision for income taxes resulted in a benefit during the three months ended October 31, 2018, primarily due to an increase in stock option exercises, which generated excess tax deductions in the United Kingdom. The benefit for income taxes was partially offset by an increase in foreign taxes as we continued our global expansion.
Comparison of the Nine Months Ended October 31, 2018 and 2017
Revenue

	Nine Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Subscription	$157,588	$99,603	$57,985	58%
Services	13,109	9,875	3,234	33%
Total revenue	$170,697	$109,478	$61,219	56%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $58.0 million primarily due to $26.6 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Nine Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Subscription cost of revenue	$35,434	$21,669	$13,765	64%
Services cost of revenue	12,567	8,789	3,778	43%
Total cost of revenue	48,001	30,458	17,543	58%
Gross profit	$122,696	$79,020	$43,676	55%
Gross margin	72%	72%
Subscription	78%	78%
Services	4%	11%
The increase in subscription cost of revenue was primarily due to a $9.8 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $2.3 million increase in personnel costs associated with increased headcount in our support organization. The increase in services cost of revenue was due to additional investments in headcount for our services organization to support global expansion of our business.
Overall gross margin and subscription gross margin remained flat. Our services gross margin for the nine months ended October 31, 2018 was impacted by the additional investments in headcount in anticipation of future revenue growth. Our services gross margin is subject to fluctuations as a result of timing of sales of standalone consulting and training services and the timing of hiring, as well as the timing of revenue recognized for previously sold service agreements as a bundled element with subscriptions.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Sales and marketing	$109,885	$77,087	$32,798	43%
The increase in sales and marketing expense included $20.0 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 449 as of October 31, 2018 from 376 as of October 31, 2017. In addition, we experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company. Sales and marketing expense also increased $5.7 million due to an increase in commission expense from higher sales volume and larger headcount. An additional $4.7 million of the increase in sales and marketing expense was attributable to increased travel and other expenses related to increased headcount, as well as higher spend on marketing programs, including for MongoDB Atlas.
Research and Development

	Nine Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Research and development	$63,254	$45,414	$17,840	39%
The increase in research and development expense was primarily driven by an increase in personnel costs and stock-based compensation as we increased our research and development headcount by 22%. In addition, we experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company.

General and Administrative

	Nine Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
General and administrative	$38,467	$26,533	$11,934	45%
The increase in general and administrative expense was primarily due to a 25% increase in general and administrative personnel headcount, in part driven by the increased compliance requirements of being a publicly-traded company, resulting in an increase of $8.7 million from higher personnel costs and stock-based compensation. We also experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company. In addition, general and administrative expense included costs associated with the move of our New York City office, which resulted in a $1.5 million acceleration of rent payable, deferred rent and associated leasehold improvements related to our former office space. General and administrative expense also included $0.5 million of costs associated with our acquisition of mLab, which closed on November 1, 2018.
Other Income, net

	Nine Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Other income, net	$(2,140)	$846	$(2,986)	(353)%
The decrease in other income, net was primarily due to interest expense related to the Notes, as well as interest expense associated with our financing lease for our New York City office, which expense had previously been capitalized as a build-to-suit asset during the construction phase. These expenses were partially offset by an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the nine months ended October 31, 2018 as compared to prior-year period.
Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2018	2017	$	%
	(unaudited, dollars in thousands)
Provision for income taxes	$680	$817	$(137)	-17%
The decrease in the provision for income taxes was primarily due to an increase in stock option exercises, which generated excess tax deductions in the United Kingdom and was recorded as an income tax benefit in the nine months ended October 31, 2018. The decrease in the provision was partially offset by an increase in foreign taxes as we continued our global expansion.
Liquidity and Capital Resources
As of October 31, 2018, we had cash, cash equivalents, short‑term investments and restricted cash totaling $522.7 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities.
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
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. As of October 31, 2018, we had an accumulated deficit of $535.5 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, and the continuing market acceptance of our subscriptions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2018	2017
	(unaudited, dollars in thousands)
Net cash used in operating activities	$(32,509)	$(37,169)
Net cash used in investing activities	(167,434)	(363)
Net cash provided by financing activities	$277,622	$211,203
Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures and capitalized software development costs, if any. During the nine months ended October 31, 2018 and 2017, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

	Nine Months Ended October 31,
	2018	2017
	(unaudited, dollars in thousands)
Net cash used in operating activities	$(32,509)	$(37,169)
Capital expenditures	(3,698)	(1,714)
Capitalized software	—	—
Free cash flow	$(36,207)	$(38,883)
Operating Activities
Cash used in operating activities during the nine months ended October 31, 2018 was $32.5 million primarily driven by our net loss of $91.7 million and was partially offset by non‑cash charges of $26.9 million for stock‑based compensation, $4.2 million for the amortization of our debt discount and issuance costs and $3.3 million for depreciation and amortization. In addition, our deferred revenue increased $16.5 million resulting from the overall growth of our sales and our expanding customer base and our accounts receivable decreased $9.3 million due to cash collections. In addition, our accrued liabilities increased $7.2 million, primarily from commissions accrued as of October 31, 2018. The cash inflows from our deferred revenue, accounts receivable and accrued liabilities were partially offset by an increase of $5.5 million in deferred commissions and an increase of $4.0 million in prepaid expenses.
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
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2018 and 2017 of $167.4 million and $0.4 million, respectively, resulted primarily from the purchases of marketable securities, net of maturities.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2018 was $277.6 million primarily due to the issuance of the Notes, net of the Capped Calls and issuance costs, as well as proceeds from the exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan.
Cash provided by financing activities during the nine months ended October 31, 2017 was $211.2 million primarily due to proceeds from our initial public offering completed in October 2017.
Seasonality
We have in the past and expect in the future to experience fluctuations in our revenue and sales across periods. Our recent growth and the ratable nature of our subscription revenue make these periodic fluctuations less apparent in our overall financial results.
Off Balance Sheet Arrangements
As of October 31, 2018, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.

Contractual Obligations and Commitments
During the nine months ended October 31, 2018, other than the issuance of the Notes, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2018 Form 10-K. Refer to Note 4, Convertible Senior Notes, and Note 5, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of October 31, 2018, we had cash, cash equivalents, restricted cash and short-term investments of $522.7 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of October 31, 2018.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three and nine months ended October 31, 2018 and 2017. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2018. Based on the evaluation of our disclosure controls and procedures as of October 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS.
You should carefully consider the risks described in Part I, Item 1A, “Risk Factors” in the 2018 Form 10-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our Class A common stock could decline. There have been no material changes to the risk factors described in the 2018 Form 10-K, except as described in our Quarterly Report on Form 10-Q filed with the SEC on September 7, 2018 and as set forth below.
We could be negatively impacted if the GNU Affero General Public License Version 3, the Server Side Public License and other open source licenses under which some of our software is licensed are not enforceable.

The versions of Community Server released prior to October 16, 2018 are licensed under the GNU Affero General Public License Version 3 (the “AGPL”). This license states that any program licensed under it may be copied, modified and distributed provided certain conditions are met. On October 16, 2018, we issued a new software license, the Server Side Public License (“SSPL”), for all versions of Community Server released after that date. The SSPL builds on the spirit of the AGPL, but includes an explicit condition that any organization using Community Server to offer MongoDB as a service must open source the software that it uses to offer such service. It is possible that a court would hold the SPPL or AGPL to be unenforceable. If a court held either license or certain aspects of either license to be unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the SSPL or AGPL.

We offer Community Server under an open source license, which could negatively affect our ability to monetize and protect our intellectual property rights.

We make our Community Server offering available under either the SSPL (for versions released after October 16, 2018) or the AGPL (for versions released prior to October 16, 2018). Community Server is a free‑to‑download version of our database that includes the core functionality developers need to get started with MongoDB but not all of the features of our commercial platform. Both the SSPL and the AGPL grant licensees broad freedom to view, use, copy, modify and redistribute the source code of Community Server provided certain conditions are met. Some commercial enterprises consider SSPL- or AGPL‑licensed software to be unsuitable for commercial use because of the “copyleft” requirements of those licenses. However, some of those same commercial enterprises do not have the same concerns regarding using the software under the SSPL or AGPL for internal purposes. As a result, these commercial enterprises may never convert to paying customers of our platform. Anyone can obtain a free copy of Community Server from the Internet, and we do not know who all of our SSPL or AGPL licensees are. Competitors could develop modifications of our software to compete with us in the marketplace. We do not have visibility into how our software is being used by licensees, so our ability to detect violations of the SSPL or AGPL is extremely limited.

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

Our decision to offer Community Server under a new license, the Server Side Public License, may harm adoption of Community Server.

To encourage developer usage, familiarity and adoption of our platform, we offer Community Server as an open source offering, analogous to a “freemium” offering. On October 16, 2018, we announced that we were changing the license for Community Server from the AGPL to a new software license, the SSPL. The SSPL builds on the spirit of the AGPL, but includes an explicit condition that any organization attempting to exploit MongoDB as a service must open source the software that it uses to offer such service. Since the SSPL is a new license and has not been interpreted by any court, nor has it been certified or approved by any open source or free software organization, developers and the companies they work for may be hesitant to adopt Community Server because of uncertainty around the provisions of the SSPL and how it will be interpreted and enforced. This may negatively impact adoption of Community Server, which in turn could lead to reduced brand and product awareness, ultimately leading to a decline in paying customers, and our ability to grow our business or achieve profitability may be harmed.
We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
On November 1, 2018, we acquired ObjectLabs Corporation (“mLab”), a privately held company, headquartered in San Francisco, California, that offers cloud database services. The acquisition of mLab and integration of mLab into our business involves numerous risks, any of which could harm our business, including:

•
the acquisition of mLab may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•
we may encounter difficulties or unforeseen expenditures in integrating the mLab business, technologies, products, personnel or operations, particularly if key mLab personnel decide not to work for us in the near future;

•	we may not be able to realize anticipated synergies;

•	we may not be successful in migrating mLab customers to MongoDB Atlas and we may experience increased customer churn as a result of the disruption from switching platforms;

•	mLab customers may not increase their usage or spend with us as we expect or at all;

•	we may encounter challenges integrating the mLab employees into our company culture; and

•	we may encounter difficulties in, or may be unable to, successfully sell mLab’s products.
The occurrence of any of these risks could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities
None.

(b)	Use of Proceeds
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

(c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended October 31, 2018:

Period	Total number of shares purchased(1)	Average price paid per share
August 1 to August 31, 2018	938	$8.40
September 1 to September 30, 2018	—	$—
October 1 to October 31, 2018	—	$—
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of October 9, 2018, by and among the Company, Mammoth Merger Sub, Inc., ObjectLabs Corporation and Shareholder Representative Services LLC.					x

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/2017

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/2017

4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated October 2, 2013	S-1	333-220557	4.2	9/21/2017

4.3	Indenture, dated as of June 28, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	6/28/2018

4.4	Form of Global Note, representing MongoDB, Inc.’s 0.75% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-38240	4.2	6/28/2018

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

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

MONGODB, INC.

Date: December 6, 2018	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Financial Officer
(Principal Financial Officer)