Form 10-K
period 2019-01-31
MongoDB, Inc.
filed 2019-04-01
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38240
_____________________
MONGODB, INC.
(Exact name of registrant as specified in its charter)
_____________________

Delaware	26-1463205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, 38th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 646-727-4092
_____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	The Nasdaq Stock Market LLC
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Market on July 31, 2018 (the last business day of the registrant’s second fiscal quarter), was approximately $1.6 billion.
As of March 25, 2019, there were 37,179,261 shares of the registrant’s Class A common stock and 17,812,236 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2019.

MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2019

General
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years. As a result of the Company’s loss of its emerging growth company status as of January 31, 2019, the Company was required to adopt Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective February 1, 2018, as discussed further in Note 2, Significant Accounting Polices included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K (this “Form 10-K”). All amounts and disclosures in this Form 10-K have been updated to comply with the new revenue standard, as indicated by the “As Adjusted” reference in these consolidated financial statements and related notes.
Trademarks
“MongoDB” and the MongoDB leaf logo, and other trademarks or service marks of MongoDB, Inc. appearing in this Form 10-K are the property of MongoDB, Inc. This Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or ™ symbols.
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
Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. To compete effectively in today’s global, data-driven market environment, organizations must provide their end-users with applications that capture and leverage the vast volumes and varieties of available data. As a result, the software developers who build and maintain these applications are increasingly influential in organizations and demand for their talent has grown substantially. Consequently, organizations of all sizes and industries and across geographies have significantly increased investment in developers with the strategic goal of improving the organization’s pace of innovation and competitive position.
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
Our unique platform architecture combines the best of both relational and non-relational databases. We believe our core platform differentiation is driven by our ability to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. Our document-based architecture enables developers to manage data in a more natural way, making it easy and intuitive for developers to rapidly and cost-effectively build, modernize, deploy and maintain applications, thereby increasing the pace of innovation within an organization. Customers can run our platform in any environment, depending on their operational requirements: fully managed as a service or self-managed in the cloud, on-premise or in a hybrid environment.
The database market is one of the largest in the software industry. According to IDC, the worldwide database software market, which it refers to as the data management software market, is forecast to be $64 billion in 2019 growing to approximately $84 billion in 2022, representing a 9.5% compound annual growth rate. Legacy database vendors have historically dominated this market. We believe this market is one of the few within the enterprise technology stack that has yet to be disrupted by a modern alternative, creating our opportunity.
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server, a free-to-download version of our database that is analogous to a “freemium” offering. This allows developers to evaluate our platform in a frictionless manner, which we believe has contributed to our platform's popularity among developers and driven enterprise adoption of our subscription offering. Prior to October 2018, we offered Community Server under the GNU Affero General Public License version 3 (the “AGPL”). In October 2018, we issued a new software license, the Server Side Public License (the “SSPL”), for all versions of Community Server released after that date. Both the SSPL and the AGPL grant licensees broad freedom to view, use, copy, modify and redistribute the source code of Community Server provided certain conditions are met. The SSPL is based on the AGPL but includes an explicit condition that any organization using Community Server to offer MongoDB as a third-party service must open source the software that it uses to offer such service.
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
Our Solution
The key differentiators of our platform include:
We Built a Modern Platform for Applications.
Our founders were frustrated by the challenges of working with legacy database offerings. Our platform was built to address these challenges while maintaining the best aspects of relational databases, allowing developers both to build new, modern applications that could not be built on relational databases and to more quickly and easily modernize existing applications. While the percentage varies from quarter to quarter, over the course of the past fiscal year, approximately one quarter of our business from new customers resulted from the migration of applications from legacy databases. Core features and capabilities of our platform include:

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

•
Flexibility and Control.  MongoDB's intelligent distributed systems architecture enables users to easily place data where their applications and users need it. MongoDB can be run within and across geographically distributed data centers and cloud regions, providing levels of scalability, workload isolation, and data locality to meet today's modern application requirements.

•
Reliability.  Our platform includes the critical, advanced security features and fault-tolerance that enterprises demand. It was built to operate in a globally distributed environment for “always-on” applications.

We Built Our Platform for Developers.
MongoDB was built by developers for developers. We architected our platform with robust functionality and made it easy and intuitive for developers to build, modernize, deploy and maintain applications rapidly and cost-effectively, thereby increasing developer productivity. Our document-based architecture enables developers to manage and interact with data in a more natural way than legacy alternatives. As a result, developers can focus on the application and end-user experience, as they do not have to spend significant time fixing and maintaining the linkages between the application and a rigid relational database structure. We also develop and maintain drivers in all leading programming languages, allowing developers to interact with our platform using the programming language of their choice, further increasing developer productivity. According to The Stack Overflow Developer Survey, in both 2017 and 2018, more developers wanted to work with MongoDB than any other database.
Customers of MongoDB Atlas, our cloud hosted database-as-a-service (“DBaaS”) offering, enjoy the benefits of consuming MongoDB as a service in the public cloud, further enabling developers to focus on their application performance and end-user experience, rather than the back-end infrastructure lifecycle management. With MongoDB Atlas, organizations only have to manage how their applications use the database and are freed from the tasks of infrastructure provisioning, operating system configuration, upgrades and more. As a result, MongoDB Atlas unlocks higher levels of developer productivity, allowing organizations to innovate more quickly to better serve their own customers and to capitalize on new business opportunities.
We Allow Customers to Run Any Application Anywhere.
As a general purpose database, we support applications across a wide range of use cases. Our software is easily configurable, allowing customers to adjust settings and parameters to optimize performance for a specific application and use case. Customers can run our platform in any environment, depending on their operational requirements: fully managed as a service or self-managed in the cloud, on-premise or in a hybrid environment. Customers can deploy our platform in any of the major public cloud alternatives, providing them with increased flexibility and cost-optimization opportunities by preventing public cloud vendor lock-in. Customers have a consistent experience regardless of infrastructure, providing optionality, flexibility and efficiency.
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

•
Reduce Total Cost of Ownership.  The speed and efficiency of application development using our platform, coupled with decreased developer resources required for application maintenance, can result in a dramatic reduction in the total cost of ownership for enterprises. In addition, our platform runs on commodity hardware, requires less oversight and management from operations personnel and can operate in the cloud or other low-cost environments, leading to reduced application-related overhead costs for our customers. By allowing customers to remove themselves from the complexity of managing the database and related underlying infrastructure, MongoDB Atlas can further reduce total cost of ownership.

Our Growth Strategy
We are pursuing our large market opportunity with growth strategies that include:

•
Acquiring New Customers.  We believe there is a substantial opportunity to continue to grow our customer base. We benefit from word-of-mouth awareness and frictionless experimentation by the developer community through our Community Server offering. As a result, our self-serve and direct sales prospects are often familiar with our platform and may have already built applications using our technology. While we sell to organizations of all sizes across a broad range of industries, our key sales focus is on enterprises that invest more heavily in software application development and deployment. These organizations have a greater need for databases and, in the largest enterprises, can have tens of thousands of applications and associated databases. We plan to continue to invest in our direct sales force to grow our larger enterprise subscription base, both domestically and internationally.

•
Driving Usage of MongoDB Atlas.  In June 2016, we introduced MongoDB Atlas, our cloud hosted DBaaS offering, which enables customers to consume MongoDB as a service in the public cloud, without having to manage the infrastructure supporting the database. This hosted cloud offering is an important part of our run-anywhere solution and has allowed us to generate revenue from our Community Server offering. To accelerate adoption of this DBaaS offering, in early 2017, we introduced tools to easily migrate existing users of our Community Server offering to become customers of MongoDB Atlas. Our introductory offerings for MongoDB Atlas include a free tier, which provides limited processing power and storage, in order to drive usage and adoption of MongoDB Atlas among developers. MongoDB Atlas serves as both a self-serve solution that can attract new customers, as well as a solution that enterprise customers can deploy and quickly scale over time. In 2018, we introduced additional enterprise functionality, such as advanced security and auditing, to MongoDB Atlas to support mission-critical enterprise workloads.

•
Expanding Sales Within Our Customer Base.  We seek to grow our sales with our customers in several ways. As an application grows and requires additional capacity, our customers increase their spending on our platform. In addition, our customers may expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their IT infrastructure and move to the cloud, they may migrate applications from legacy databases. Even within our largest customers, we believe we typically represent a small percentage of their overall spend on databases, reflecting our small market penetration. Our goal is to increase the number of customers that standardize on our database platform within their organization, which can include offering centralized internal support for developers within the organization or the deployment of an internal MongoDB-as-a-service offering. Our net ARR expansion rate, which has been over 120% for each of the last 16 fiscal quarters, demonstrates our ability to expand within existing customers. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II of this Form 10-K for a description of ARR and a discussion of our net ARR expansion rate.

•
Extending Product Leadership and Introducing New Products.  We intend to continue to invest in our product offerings with the goal of becoming the most widely deployed database in the world. We direct our product innovation toward initiatives intended to drive customer adoption and expansion and increase developer productivity. For example, in 2018, we released MongoDB 4.0, which extended ACID support to multi-document transactions and we have recently announced that we will be expanding multi-document ACID guarantees for sharded clusters. We have also expanded the functionality available in MongoDB Atlas beyond that of our Community Server offering, including advanced security features, enterprise-standard authentication and database auditing.

•
Fostering the MongoDB Developer Community.  We have attracted a large and growing community of highly engaged developers, who have downloaded our Community Server offering over 60 million times from our website since February 2009 and over 20 million times in the last 12 months alone. We believe that the engagement of developers increases our brand awareness. Many of these developers become proponents of MongoDB within their organizations, which may result in new customers selecting our platform as well as expansion opportunities within existing customers. Historically, we have invested in our community through active sponsorship of user groups, our annual MongoDB World user conference, MongoDB University and other community-centered events. As of January 31, 2019, there were approximately 120 meetup groups dedicated to MongoDB with over 60,000 members worldwide, and over one million registrations for MongoDB University courses, which help members of our community increase their familiarity and productivity with our platform. We intend to continue to invest in the MongoDB developer community.

•
Growing and Cultivating Our Partner Ecosystem.  We have built a partner ecosystem of independent software vendors, systems integrators, value added resellers, cloud and technology partners. For example, in fiscal year 2019, we entered into partnerships with IBM and SAP to allow their salesforce to sell MongoDB, further increasing our reach to customers. We have further expanded our current partnerships with global systems integrators including Accenture, Infosys and Tata Consultancy Services. Our system integrator partners have also been valuable in working with organizations to migrate and modernize applications to our platform, including leveraging the cloud with MongoDB Atlas. Our technology partnerships with companies such as Datadog, New Relic, Google Cloud Platform, Microsoft Azure, Amazon Web Services (“AWS”), Red Hat, Pivotal and Tableau provide us with significant benefits, including lead generation, new customer acquisition, marketplace fulfillment, accelerated deployment and additional customer support. We intend to continue to expand and enhance our partner relationships to grow our market presence and drive greater sales efficiency.

•
Expanding Internationally.  We believe there is significant opportunity to continue to expand the use of our platform outside the United States. During the fiscal years ended January 31, 2019, 2018 and 2017, total revenue generated outside of the United States was 39%, 37% and 34% of our total revenue. We intend to continue to expand our sales and drive adoption of our platform globally.

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

Our Employees
As of January 31, 2019, we had a total of 1,212 employees, including 458 employees located outside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Our Products
We built MongoDB to be a modern, general purpose database platform. We believe that organizations should be able to run our platform anywhere: from a developer’s laptop, to an enterprise data center, in the public cloud or in a hybrid environment. Our core offerings are MongoDB Enterprise Advanced, MongoDB Atlas and Community Server. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform. To encourage developer usage, familiarity and adoption of our platform, we offer Community Server as a “freemium” offering. Community Server is a free-to-download version of our database that does not include all of the features of our commercial platform. MongoDB Atlas is our cloud-hosted DBaaS offering that includes comprehensive infrastructure and management of our database and can also be purchased with additional enterprise features. To support our database platform and increase customer retention, we provide professional services to our customers with the goal of making customers’ applications on our platform successful.
MongoDB Enterprise Advanced
Our primary subscription package, MongoDB Enterprise Advanced, includes a commercial license to our platform and the following:

•
MongoDB Enterprise Database Server.  The MongoDB enterprise database server, called Enterprise Server, is our proprietary commercial database. It stores, organizes and processes data and facilitates access and changes to the data. Enterprise Server includes advanced security features, auditing functionality and enterprise-standard authentication and authorization. Enterprise Server also includes encrypted and in-memory storage engines to enable a wide range of workloads.

•
Enterprise Management Capabilities.  MongoDB Enterprise Advanced provides access to Cloud Manager Premium and Ops Manager, our sophisticated suite of management tools that allows operations teams to run, manage and configure MongoDB according to their needs. This includes the ability to monitor and alert on over 100 system metrics, to back up data and restore it to any point in time for disaster recovery, and to automate common operational tasks such as upgrades, scaling and configuration changes. MongoDB Enterprise Advance customers can choose either our Cloud Manager Premium product (for customers who want to manage our platform via the cloud) or Ops Manager (generally for those with on-premise deployments).

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

•
Analytics Integrations.  We provide integrations to allow data and business analysts to analyze data in applications running on our platform using their existing business intelligence and analytics tools. For integration with business intelligence products like Tableau, analysts can use our MongoDB Connector for BI product, which includes our newly-released ODBC driver to support a connection with Microsoft Excel. We also provide open source connectors for Spark and Hadoop, which are often used for data analysis. Our analytics integrations ensure that enterprises can efficiently extract significant value from applications built on our platform.

•
Technical Support.  As part of our MongoDB Enterprise Advanced subscription, we also provide technical support to customers during the subscription period. Our technical support is designed to maximize customer success. We provide customers with around-the-clock (24x365) technical support with an enterprise-grade service level agreement.

MongoDB Enterprise Advanced represented 56%, 63% and 65% of our total revenue for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
MongoDB Atlas
In June 2016, we introduced MongoDB Atlas, our hosted DBaaS offering which we run and manage in the public cloud. MongoDB Atlas provides customers with an elastic, managed offering that includes automated provisioning and healing, comprehensive system monitoring, managed backup and restore, default security and other features that reduce operational complexity and increase application resiliency. MongoDB Atlas allows customers to remove themselves from the complexity of managing the database and related underlying infrastructure, so they can instead focus on the application and end-user experience and innovate more quickly to better serve their own customers and capitalize on new business opportunities.
In 2018, we introduced additional enterprise functionality, such as advanced security and auditing, to MongoDB Atlas to allow Atlas to support mission-critical enterprise workloads. MongoDB Atlas is available on all three major cloud providers (Amazon Web Services, Google Cloud Platform and Microsoft Azure) in North America, Europe and Asia Pacific, providing customers broad geographic coverage across more than 60 regions globally, enabling them to leverage the benefits of different cloud platforms for different use cases and helping them avoid infrastructure vendor lock-in. To drive usage and experimentation by developers, our introductory offerings for MongoDB Atlas include a free tier, which provides limited processing power and storage.
MongoDB Atlas represented 23%, 7% and 1% of our total revenue for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.
Community Server
Community Server is a free-to-download version of our database that includes the core functionality that developers need to get started with MongoDB but not all of the features of our commercial platform. Community Server is available under a license that protects our intellectual property and supports our subscription business model. Our goal is to convert Community Server users to paying customers of our commercial offerings. Our Community Server has been downloaded over 60 million times from our website alone since February 2009. We directly generate revenue from our Community Server through usage of MongoDB Atlas and indirectly through upselling users to our Enterprise Advanced subscription package.
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
Professional services represented 7%, 9% and 9% of our total revenue for the fiscal years ended January 31, 2019, 2018 and 2017, respectively.

Our Customers
As of January 31, 2019, we had over 13,400 customers spanning a wide range of industries in more than 100 countries around the world. All affiliated entities are counted as a single customer. No single customer represented more than 10% of our revenue in fiscal year 2019.
On November 1, 2018, we acquired all of the issued and outstanding capital stock of ObjectLabs Corporation (“mLab”). mLab, based in San Francisco, California, offers a fully-managed cloud database service featuring automated provisioning and scaling, backup and recovery, 24/7 monitoring and alerting, web-based management tools, and support. Our customer count as of January 31, 2019 includes approximately 4,200 customers acquired from mLab.
Our definition of “customer” excludes (i) users of our free offerings and (ii) users acquired from mLab who spend less than $20 per month with us, which users collectively represent an immaterial portion of the revenue associated with users acquired from mLab.
Sales and Marketing
Our sales and marketing teams work together closely to drive awareness and adoption of our platform, accelerate customer acquisition and generate and increase revenue from customers. While we sell to organizations of all sizes across a broad range of industries, our key sales focus is on enterprises that invest more heavily in software application development and deployment. These organizations have a greater need for databases and, in the largest enterprises, can have tens of thousands of applications and associated databases. We plan to continue to invest in our direct sales force to grow our larger enterprise subscription base, both domestically and internationally.
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
To drive developer awareness of, engagement with and adoption of our platform, we created our Community Server offering. This lets developers use, experiment and evaluate our platform frictionlessly, which we believe has contributed to our platform’s popularity. We believe that developers are often advocates for us because of our developer-focused approach. As a result, our self-serve and direct sales prospects are often familiar with our platform and may have already built applications using our technology. In order to assess the most likely commercial prospects, we employ a process-oriented and data-driven approach to customer acquisition. We also utilize advanced marketing technologies and processes to drive awareness and engagement, educate and convert prospects into customers. As customers expand their usage of our platform, our relationships with them often evolve to include technology and business leaders within their organizations and our goal is to get organizations to standardize on our platform. Once our customers reach a certain spending level with us, we support them with customer success advocates to ensure their satisfaction and expand their usage of our platform.
Our sales and marketing organization includes sales development, inside sales, field sales, sales engineering and marketing personnel. As of January 31, 2019, we had 466 employees in our sales and marketing organization.
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
As of January 31, 2019, we had 335 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform.

Competition
The worldwide database software market is rapidly evolving and highly competitive. We believe that the principal competitive factors in our market are:

•	mindshare with software developers and IT executives;

•	product capabilities, including flexibility, scalability, performance, security and reliability;

•	flexible deployment model, including fully managed as a service or self-managed in the cloud, on-premise or in a hybrid environment;

•	ease of deployment;

•	breadth of use cases supported;

•	ease of integration with existing IT infrastructure;

•	robustness of professional services and customer support;

•	price and total cost of ownership;

•	adherence to industry standards and certifications;

•	size of customer base and level of user adoption;

•	strength of sales and marketing efforts; and

•	brand awareness and reputation.
We believe that we compete favorably on the basis of the factors listed above.
We primarily compete with established legacy database software providers such as IBM, Microsoft, Oracle and other similar companies. We also compete with public cloud providers such as AWS, Google Cloud Platform (“GCP”) and Microsoft Azure that offer database functionality and non-relational database software providers.
Some of our actual and potential competitors, in particular the legacy database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. Other large software and internet companies may also seek to enter our market. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future.
Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and results from time to time. In addition, as a result of the adoption of Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (Topic 606), we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license. See Notes 2 and 10 in our Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.

As of January 31, 2019, in the United States, we had been issued 15 patents, which expire between 2030 and 2036, and had 45 patent applications pending, of which four are provisional applications. In addition, as of January 31, 2019, we had 12 registered trademarks in the United States and one pending trademark application in the United States.
Unlike software companies built around open source projects, we own the intellectual property of our offerings, allowing us to retain control over our future product roadmap, including the determination of which features are included in our free or paid offerings. All versions of Community Server released after October 16, 2018 are offered under the Server Side Public License (the “SSPL”). Versions of Community Server released prior to October 16, 2018 are offered under the GNU Affero General Public License version 3 (the “AGPL”). Both the SSPL and the AGPL permit users to run the database without charge but subject to certain terms and conditions. The SSPL explicitly requires Community Server users that offer MongoDB as a third-party service to make publicly available the source code for all the programs used to offer such service. The AGPL requires users to make publicly available the source code for any modified version of the database that they distribute, run as a service or otherwise make available to end users. By contrast, we offer our Enterprise Server database under a commercial license that does not have this requirement and this is one of the reasons some organizations elect to buy a subscription including a commercial license to our platform. In addition, by offering Community Server under the SSPL and AGPL, we limit the appeal to other parties, including public cloud vendors, of monetizing our software without licensing it from us, further supporting our software subscription business model.
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
Corporate Information
We were originally incorporated in the state of Delaware in November 2007 under the name 10Gen, Inc. In August 2013, we changed our name to MongoDB, Inc. In October 2017, we completed our initial public offering and our Class A common stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “MDB.” Our principal executive offices are located at 1633 Broadway, 38th Floor, New York, New York 10019, and our telephone number is (646) 727-4092.
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
We were incorporated in 2007 and introduced MongoDB Community Server in 2009, MongoDB Enterprise Advanced in 2013 and MongoDB Atlas in 2016. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to accurately predict future growth. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing adoption of MongoDB or demand for our subscription offerings and related services, reduced conversion of users of our free offerings to paying customers, increasing competition, changes to technology or our intellectual property or our failure, for any reason, to continue to capitalize on growth opportunities. We have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have a history of losses, and as our costs increase, we may not be able to generate sufficient revenue to achieve or sustain profitability.
We have incurred net losses in each period since our inception, including net losses of $99.0 million, $84.0 million and $70.1 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. We had an accumulated deficit of $488.6 million as of January 31, 2019. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development, and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
The database software market, for both relational and non‑relational database products, is highly competitive, rapidly evolving and others may put out competing databases or sell services in connection with existing open source or source available databases, including ours. The principal competitive factors in our market include: mindshare with software developers and IT executives; product capabilities, including flexibility, scalability, performance, security and reliability; flexible deployment options, including fully managed as a service or self-managed in the cloud, on‑premise or in a hybrid environment, and ease of deployment; breadth of use cases supported; ease of integration with existing IT infrastructure; robustness of professional services and customer support; price and total cost of ownership; adherence to industry standards and certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our business and results of operations to suffer.
We primarily compete with established legacy database software providers such as IBM, Microsoft, Oracle and other similar companies. We also compete with public cloud providers such as AWS, GCP, and Microsoft Azure that offer database functionality and non‑relational database software providers. In addition, other large software and internet companies may seek to enter our market.
Some of our actual and potential competitors, in particular the legacy relational database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality compared to our software. These larger competitors are also often in a better position to withstand any significant reduction in technology spending, and will therefore not be as susceptible to competition or economic downturns. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate.
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
Increasing our customer base and achieving broader market acceptance of our subscription offerings and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in large markets like New York, the San Francisco Bay Area and London, England. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. We recently promoted Cedric Pech to Chief Revenue Officer. Our recent hires and planned hires, including our newly promoted Chief Revenue Officer, may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations will be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.
Our adoption strategies include offering Community Server and a free tier of MongoDB Atlas, and we may not be able to realize the benefits of these strategies.
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server as a “freemium” offering. Community Server is a free‑to‑download version of our database that does not include all of the features of our commercial platform. We also offer a free tier of MongoDB Atlas in order to accelerate adoption, promote usage and drive brand and product awareness. We do not know if we will be able to convert these users to paying customers of our platform. Our marketing strategy also depends in part on persuading users who use one of these free versions to convince others within their organization to purchase and deploy our platform. To the extent that users of Community Server or our free tier of MongoDB Atlas do not become, or lead others to become, paying customers, we will not realize the intended benefits of these strategies, and our ability to grow our business or achieve profitability may be harmed.
Our decision to offer Community Server under a new license, the Server Side Public License, may harm adoption of Community Server.

On October 16, 2018, we announced that we were changing the license for Community Server from the GNU Affero General Public License Version 3 (the “AGPL”) to a new software license, the Server Side Public License (the “SSPL”). The SSPL builds on the spirit of the AGPL, but includes an explicit condition that any organization attempting to exploit MongoDB as a service must open source the software that it uses to offer such service. Since the SSPL is a new license and has not been interpreted by any court, developers and the companies they work for may be hesitant to adopt Community Server because of uncertainty around the provisions of the SSPL and how it will be interpreted and enforced. In addition, the SSPL has not been approved by the Open Source Initiative, nor has it been included in the Free Software Foundation’s list of free software licenses. This may negatively impact adoption of Community Server, which in turn could lead to reduced brand and product awareness, ultimately leading to a decline in paying customers, and our ability to grow our business or achieve profitability may be harmed.
We have invested significantly in our MongoDB Atlas offering and if it fails to achieve market adoption our business, results of operations and financial condition could be harmed.
We introduced MongoDB Atlas in June 2016. We have less experience marketing, determining pricing for and selling MongoDB Atlas, and we are continuing to refine our approach to selling, marketing, pricing and supporting adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness. Although MongoDB Atlas has seen rapid adoption since its commercial launch, we cannot guarantee that rate of adoption will continue at the same pace or at all. If we are unsuccessful in our efforts to drive customer adoption of MongoDB Atlas, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.
We could be negatively impacted if the AGPL, the SSPL and other open source licenses under which some of our software is licensed are not enforceable.
The versions of Community Server released prior to October 16, 2018 are licensed under the AGPL. This license states that any program licensed under it may be copied, modified and distributed provided certain conditions are met. On October 16, 2018, we issued a new software license, the SSPL, for all versions of Community Server released after that date. The SSPL builds on the spirit of the AGPL, but includes an explicit condition that any organization using Community Server to offer MongoDB as a third-party service must open source the software that it uses to offer such service. It is possible that a court would hold the SSPL or AGPL to be unenforceable. If a court held either license or certain aspects of this license to be unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the SSPL or AGPL.
Our licensing model for Community Server could negatively affect our ability to monetize and protect our intellectual property rights.
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

•
the mix of revenue and associated costs attributable to subscriptions for our MongoDB Enterprise Advanced and MongoDB Atlas offerings (such as our non-cancelable multi-year cloud infrastructure capacity commitments, which require us to pay for such capacity irrespective of actual usage) and professional services, as such relative mix may impact our gross margins and operating income;

•	the mix of revenue and associated costs attributable to sales where subscriptions are bundled with services versus sold on a standalone basis and sales by us and our partners;

•	our ability to attract new customers;

•	our ability to retain customers and expand their usage of our software, particularly for our largest customers;

•	our inability to enforce the AGPL or SSPL;

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
We have recently experienced a period of rapid growth in our business, operations, and employee headcount. For fiscal years 2019, 2018 and 2017, our total revenue was $267.0 million, $166.0 million and $114.8 million, respectively, representing a 61% and 45% growth rate, respectively. We have also significantly increased the size of our customer base from over 1,100 customers as of January 31, 2015 to over 13,400 customers as of January 31, 2019, and we grew from 383 employees as of January 31, 2015 to 1,212 employees as of January 31, 2019. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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
Given these factors, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized, particularly the timing of revenue recognition related to the term license portion of our subscription revenue. This could impact the variability and comparability of our quarterly revenue results and may have an adverse effect on our business, results of operations and financial condition.

We have a limited history with our subscription offerings and pricing model and if, in the future, we are forced to reduce prices for our subscription offerings, our revenue and results of operations will be harmed.
We have limited experience with respect to determining the optimal prices for our subscription offerings. As the market for databases evolves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or convert users of our free offerings to paying customers on terms or based on pricing models that we have used historically. In the past, we have been able to increase our prices for our subscriptions offerings, but we may choose not to introduce or be unsuccessful in implementing future price increases. As a result of these and other factors, in the future we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to increase our services or product offerings without additional revenue to remain competitive, all of which could harm our results of operations and financial condition.
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
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2019, 2018 and 2017, total sales and marketing expense represented 56%, 66% and 66% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations, and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment and growth of our MongoDB World, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value‑added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations, and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost‑effective acquisition of additional customers.
Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding their use of software and related services. Any decline in our customer renewals or failure to convince our customers to broaden their use of subscription offerings and related services would harm our business, results of operations, and financial condition.
Our subscription offerings are term‑based and a majority of our subscription contracts were one year in duration in fiscal year 2019. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations, and financial condition may be adversely affected.
If we fail to offer high quality support, our business and reputation could suffer.
Our customers rely on our personnel for support of our software included in our MongoDB Enterprise Advanced subscription packages. High‑quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high‑quality support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation and relationships with existing or potential customers could be harmed.
Real or perceived errors, failures or bugs in our software could adversely affect our business, results of operations, financial condition, and growth prospects.
Our software is complex, and therefore, undetected errors, failures or bugs have occurred in the past and may occur in the future. Our software is used in IT environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third‑party applications and equipment and networking configurations, which may cause errors or failures in the IT environment into which our software is deployed. This diversity increases the likelihood of errors or failures in those IT environments. Despite testing by us, real or perceived errors, failures or bugs may not be found until our customers use our software. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our software, regulatory investigations and enforcement actions, harm to our brand, weakening of our competitive position, or claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures or bugs in our software could also impair our ability to attract new customers, retain existing customers or expand their use of our software, which would adversely affect our business, results of operations and financial condition.
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
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union (“EU”) is subject to the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018. EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Since we act as a data processor for our MongoDB Atlas customers, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps are effective.
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
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2019, we had fifteen issued patents and 45 pending patent applications in the United States, which may not result in issued patents. Even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time‑consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
In addition, we regularly contribute source code under open source licenses and have made some of our own software available under open source or source available licenses, and we include third‑party open source software in our products. Because the source code for any software we contribute to open source projects or distribute under open source or source available licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely. In addition, from time to time, we may face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we have developed using third‑party open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open‑source license.
We have been, and may in the future be, subject to intellectual property rights claims by third parties, which may be costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused or infringed the intellectual property rights of our competitors, non‑practicing entities or other third parties. This risk is exacerbated by the fact that our software incorporates third‑party open source software. For example, Realtime Data (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware in March 2019 alleging that we are infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908 (the “908 Patent”), U.S. Patent No. 9,667,751 (the “751 Patent”) and U.S. Patent No. 8,933,825 (the “825 Patent”). The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. See the section titled “Item 3. Legal Proceedings.”
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
Our agreements with customers typically provide for service level commitments. Our MongoDB Enterprise Advanced customers typically get service level commitments with certain guaranteed response times and comprehensive 24x365 coverage. Our MongoDB Atlas customers typically get monthly uptime service level commitments, where we are required to provide a service credit for any extended periods of downtime. The complexity and quality of our customer’s implementation and the performance and availability of cloud services and cloud infrastructure are outside our control and, therefore, we are not in full control of whether we can meet these service level commitments. Our business, results of operations and financial condition could be adversely affected if we fail to meet our service level commitments for any reason. Any extended service outages could adversely affect our business, reputation and brand.

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
We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2017 to January 31, 2019, we increased the size of our workforce by 499 employees, and we expect to continue to hire aggressively as we expand, especially research and development and sales and marketing personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity, and entrepreneurial spirit we believe we need to support our growth. Our substantial anticipated headcount growth may result in a change to our corporate culture, which could harm our business.
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
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, data breach, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.
Because our long‑term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the fiscal years ended January 31, 2019, 2018 and 2017, total revenue generated from customers outside the United States was 39%, 37% and 34%, respectively, of our total revenue. We currently have international offices outside of North America throughout Europe, the Middle East and Africa (“EMEA”) and the Asia‑Pacific region, focusing primarily on selling our products and services in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives involve a variety of risks, including:

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

Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.
On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the EU. It is unclear how long it will take to negotiate a withdrawal agreement, but it appears likely that the withdrawal (commonly referred to as “Brexit”) will continue to involve a process of lengthy negotiations between the United Kingdom and EU member states to determine the future terms of the United Kingdom’s relationship with the EU.
Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity, and restrict access to capital. In addition, depending on the terms of the United Kingdom’s withdrawal from the EU, the United Kingdom could lose the benefits of global trade agreements negotiated by the EU on behalf of its members. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the EU and, in particular, any arrangements for the United Kingdom to retain access to EU markets either during a transitional period or more permanently.
Such a withdrawal from the EU is unprecedented, and it is unclear how the United Kingdom’s access to the European single market for goods, capital, services and labor within the EU, or the European single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations and our customers located in the United Kingdom. We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The announcement of Brexit has already created economic uncertainty, and its consequences could adversely impact our and results of operations.
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
On November 1, 2018, we acquired ObjectLabs Corporation (“mLab”), a privately held company, headquartered in San Francisco, California, that offers cloud database services. The risks we face in connection with this and other potential acquisitions include:

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

•
an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company and we may experience increased customer churn with respect to the company acquired;

•	we may encounter challenges integrating the employees of the acquired company into our company culture;

•	we may may be unable to successfully sell any acquired products or increase usage or spend by acquired customers;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash;

•	if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business, including financial maintenance covenants; and

•	if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
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
For example, in May 2014, the FASB issued FASB ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Prior to January 31, 2019, we qualified as an “emerging growth company,” as defined in the Jump-start Our Business Start-ups Act (“JOBS Act”), which allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We elected to use this extended transition period under the JOBS Act with respect to ASU 2014‑09, but subsequently lost our “emerging growth company” status effective January 31, 2019. As a result, we have adopted the new revenue standard for our fiscal year ending January 31, 2019.  As further discussed in Note 2 to the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K, the new revenue standard significantly impacted our results for the year ended January 31, 2019 as it changed the way we recognize revenue and the timing of revenue recognition related to the term license portion of our subscription revenue. We expect that the new revenue standard will result in greater variability and reduced comparability in our quarterly revenue results.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2 to the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated Financial Statements include those related to revenue recognition, allowances for doubtful accounts, fair value of stock‑based awards, fair value of redeemable convertible preferred stock warrants prior to our initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, and accounting for income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
We are now required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Effective January 31, 2019, we are no longer an “emerging growth company,” as defined in the JOBS Act. As a result, we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock, and we may be subject to investigation or sanctions by the SEC.
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
In addition, potential tax reform in the United States may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including the Company) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our Class A common stock. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017 and significantly reformed the Internal Revenue Code of 1986, as amended (the “Code”). For a discussion of the impact of the Tax Act on our financial statements, see Note 13, Income Taxes, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. We are currently unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our Class A common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2019, we had NOL carryforwards for federal, state and Irish income tax purposes of approximately $359.2 million, $239.5 million and $199.5 million, respectively, which may be available to offset taxable income in the future, subject to changes made by the Tax Act with respect to federal NOLs as described below, and which expire in various years beginning in the year ending January 31, 2028 for federal purposes and the year ending January 31, 2020 for state purposes if not utilized. Ireland allows NOLs to be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, the Tax Act included changes to the uses and limitations of NOLs. While the Tax Act allows for federal NOLs incurred in tax years beginning prior to December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of federal NOLs that are generated in tax years beginning after December 31, 2017.
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
Our corporate headquarters is located in New York City, and we have offices in 37 other locations. A significant natural disaster or man‑made problem, such as an earthquake, fire, flood or an act of terrorism, occurring in any of these locations, or where a business partner is located, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man‑made problem were to affect datacenters used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In the event of a major disruption caused by a natural disaster or man‑made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As a result, as of January 31, 2019, holders of our Class B common stock represented approximately 83% of the voting power of our outstanding capital stock and our directors, executive officers, and each of their affiliated entities, represented approximately 71% of the voting power of our outstanding capital stock. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future. For example, holders of our Class B common stock will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock, including amendments of our amended and restated certificate of incorporation or amended and restated bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. Holders of our Class B common stock may also have interests that differ from the interests of holders of our Class A common stock and may vote in a way with which holders of our Class A common stock may disagree and which may be adverse to such holders’ interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, as of January 31, 2019, Kevin P. Ryan, Eliot Horowitz and Dwight Merriman represented approximately 33% of the voting power of our outstanding capital stock, and if they retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. As board members, Messrs. Ryan and Horowitz each owe a fiduciary duty to our stockholders and must act in good faith and in a manner they each reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Ryan, Horowitz and Merriman are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
We cannot predict the impact our dual class structure may have on our stock price or our business.
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple‑class share structures in certain of their indexes. In July 2017, S&P Dow Jones announced that it will no longer admit companies with multiple‑class share structures to certain of its indexes. Because of our dual class structure, we will likely be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain additional executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these laws, regulations and standards are subject to varying interpretations, and their application in practice may evolve over time as regulatory and governing bodies issue revisions to, or new interpretations of, these public company requirements. Such changes could result in continuing uncertainty regarding compliance matters and higher legal and financial costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
Being a public company under these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers or members of our board of directors, particularly to serve on our audit and compensation committees.
As a result of the disclosures within our filings with the SEC, information about our business and our financial condition is available to competitors and other third parties, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.

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
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive‑forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
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
Risks Related to the Outstanding Notes
We have a significant amount of debt and may incur additional debt in the future. We may not have sufficient cash flow from our business to pay our substantial debt when due.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our current principal executive office is located in New York, New York and consists of approximately 106,230 square feet of space under a lease that expires in December 2029.
We also lease space in Dublin, Ireland, our international headquarters, under a lease that expires in December 2026. We lease 36 other offices around the world for our employees, including in Palo Alto, Austin, London, Sydney and Gurgaon, India.
We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, on March 12, 2019, Realtime filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is traded on The Nasdaq Global Market (the “Nasdaq”) under the symbol “MDB.” Our Class B Common Stock is not listed or traded on any exchange, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock.
Holders of Record
As of March 25, 2019, there were 83 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $151.01 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of March 25, 2019, there were 148 stockholders of record of our Class B common stock.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended January 31, 2019:

Period	Total number of shares purchased	Average price paid per share
November 1 to November 30, 2018	42	$6.50
December 1 to December 31, 2018 (1)	63	$6.50
January 1 to January 31, 2019	—	—
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

Stock Performance Graph
The graph below shows a comparison, from October 19, 2017 (the date our Class A common stock commenced trading on the Nasdaq) through January 31, 2019, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Nasdaq Computer Index (“Nasdaq Computer”).
The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq Composite and the Nasdaq Computer at their respective closing prices on October 19, 2017 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
MongoDB, Inc.
OMX NASDAQ Composite
OMX NASDAQ Computer Index
$350
$300
$250
$200
$150
$100
$50
$0
10/19/17
10/31/17
1/31/18
4/30/2018
7/31/2018
10/31/2018
1/31/19

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of MongoDB, Inc. under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in Part II, Item 8, Financial Statements, of this Form 10-K. The consolidated statements of operations data for the fiscal years ended January 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of January 31, 2019 and 2018 are derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal year ended January 31, 2016 and the consolidated balance sheet data as of January 31, 2017 and 2016 are derived from consolidated financial statements, which are not included in this Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Years Ended January 31,
	2019	2018 *As Adjusted	2017 *As Adjusted	2016*
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$248,391	$151,853	$104,033	$58,561
Services	18,625	14,175	10,772	6,710
Total revenue	267,016	166,028	114,805	65,271
Cost of revenue:
Subscription(1)	56,255	30,766	19,352	13,146
Services(1)	17,313	12,093	10,515	7,715
Total cost of revenue	73,568	42,859	29,867	20,861
Gross profit	193,448	123,169	84,938	44,410
Operating expenses:
Sales and marketing(1)	148,296	109,073	75,413	56,613
Research and development(1)	89,854	62,202	51,772	43,465
General and administrative(1)	53,063	36,775	27,082	17,070
Total operating expenses	291,213	208,050	154,267	117,148
Loss from operations	(97,765)	(84,881)	(69,329)	(72,738)
Other income (expense), net	(4,564)	2,195	(15)	(306)
Loss before provision for (benefit from) income taxes	(102,329)	(82,686)	(69,344)	(73,044)
Provision for (benefit from) income taxes	(3,318)	1,287	719	442
Net loss	$(99,011)	$(83,973)	$(70,063)	$(73,486)
Net loss per share attributable to common stockholders, basic and diluted	$(1.90)	$(3.54)	$(5.74)	$(6.54)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	52,034,596	23,718,391	12,211,711	11,240,696

(1)	Includes stock‑based compensation expense as follows:

	Years Ended January 31,
	2019	2018	2017	2016
	(in thousands)
Cost of revenue—subscription	$2,047	$730	$570	$282
Cost of revenue—services	1,239	462	482	272
Sales and marketing	11,059	6,364	5,514	3,524
Research and development	11,687	5,752	5,755	4,034
General and administrative	11,371	7,927	8,683	4,675
Total stock‑based compensation expense	$37,403	$21,235	$21,004	$12,787

	Years Ended January 31,
	2019	2018 *As Adjusted	2017 *As Adjusted	2016*
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$465,970	$278,974	$116,500	$113,159
Working capital	401,599	234,750	84,817	78,355
Total assets	733,476	432,844	191,010	156,813
Deferred revenue, current and non-current	137,676	100,914	68,539	58,260
Convertible senior notes, net	216,858	—	—	—
Redeemable convertible preferred stock warrant liability	—	—	1,272	1,310
Redeemable convertible preferred stock	—	—	345,257	310,315
Accumulated deficit	(488,607)	(389,596)	(305,623)	(259,269)
Total stockholders’ equity (deficit)	264,566	247,657	(244,736)	(228,505)

*
The summary consolidated financial data for the years ended January 31, 2019, 2018, and 2017 reflects the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). See Note 2 of the notes to consolidated financial statements for a summary of adjustments. The summary consolidated financial data for the year ended January 31, 2016 does not reflect the adoption of Topic 606.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years. As a result of our loss of our emerging growth company status as of January 31, 2019, we were required to adopt Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective February 1, 2018, as discussed further in Note 2, Significant Accounting Polices included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. All amounts and disclosures in this Annual Report on Form 10-K have been updated to comply with the new revenue standard, as indicated by the “As Adjusted” reference in these consolidated financial statements and related notes.
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

We generate revenue primarily from sales of subscriptions, which accounted for 93%, 91% and 91% of our total revenue for the years ended January 31, 2019, 2018 and 2017, respectively. Our primary subscription package is MongoDB Enterprise Advanced, which represented 56%, 63% and 65% of our subscription revenue for the years ended January 31, 2019, 2018 and 2017, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. As a result, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. Our subscription offerings are generally priced on a per server basis, subject to a per server RAM limit. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our cloud-hosted database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management of Community Server. During the year ended January 31, 2019, MongoDB Atlas revenue represented 23% of our total revenue, as compared to 7% in the prior year, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual commitments and pay in advance or are invoiced monthly based on usage. Given our platform has been downloaded from our website more than 60 million times since February 2009 and over 20 million times in the last 12 months alone, our initial growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to become customers of MongoDB Atlas and enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 7%, 9% and 9% of our total revenue for the years ended January 31, 2019, 2018 and 2017, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
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
Factors Affecting Our Performance
Extending Product Leadership and Maintaining Developer Mindshare
We are committed to delivering market-leading products to continue to build and maintain credibility with the global software developer community. We believe we must maintain our product leadership position and the strength of our brand to drive further revenue growth. For example, we introduced MongoDB Atlas in 2016, an important part of our run-anywhere solution, to capitalize on the existing demand for a managed version of our Community Server offering which many companies currently self-deploy and manage in the cloud. In 2017, we introduced cross-region replication for MongoDB Atlas, which helps ensure that an application remains operational even if an entire cloud region goes down, as well as allowing MongoDB customers to locate data closer to their users for performance or compliance reasons. In addition, in 2018, we released MongoDB 4.0, which extended ACID support to multi-document transactions and we have recently announced that we will be expanding multi-document ACID guarantees for sharded clusters. We intend to continue to invest in our engineering capabilities and marketing activities to maintain our strong position in the developer community. We have spent $320.0 million on research and development since our inception. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Growing Our Customer Base
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of January 31, 2019, we had over 13,400 customers across a wide range of industries and in over 100 countries, compared to over 5,700 customers and over 3,200 customers as of January 31, 2018 and 2017, respectively.
All affiliated entities are counted as a single customer. On November 1, 2018, the Company acquired all of the issued and outstanding capital stock of ObjectLabs Corporation (“mLab”). mLab, based in San Francisco, California, offers a fully-managed cloud database service featuring automated provisioning and scaling, backup and recovery, 24/7 monitoring and alerting, web-based management tools, and support. Our customer count as of January 31, 2019 includes approximately 4,200 customers acquired from mLab.
Our definition of “customer” excludes (i) users of our free offerings and (ii) users acquired from mLab who spend less than $20 per month with us, which users collectively represent an immaterial portion of the revenue associated with users acquired from mLab.
As of January 31, 2019, we had over 1,750 customers that were sold through our direct sales force and channel partners, as compared to over 1,450 and over 1,200 such customers as of January 31, 2018 and 2017, respectively. These customers, which we refer to as our Direct Sales Customers, accounted for 85%, 92% and 96% of our subscription revenue for the year ended January 31, 2019, 2018 and 2017, respectively. We are also focused on increasing the number of MongoDB Atlas customers. After launching in June 2016, we had over 11,400 MongoDB Atlas customers as of January 31, 2019. The growth in MongoDB Atlas customers included customers from mLab, as described above, as well as new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Increasing Adoption of MongoDB Atlas
MongoDB Atlas, our hosted cloud offering, is an important part of our run-anywhere strategy and allows us to generate revenue from Community Server, converting users of the free-to-download version of our database to customers. To accelerate adoption of this DBaaS offering, in 2017, we introduced tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. We have also expanded our introductory offerings for MongoDB Atlas, including a free tier, which provides limited processing power and storage in order to drive usage and adoption of MongoDB Atlas among developers. Our MongoDB Atlas free tier offering is now available on all three major cloud providers (Amazon Web Services, Google Cloud Platform and, most recently, Microsoft Azure) in North America, Europe and Asia Pacific. In addition, MongoDB Atlas is available on AWS Marketplace, making it easier for AWS customers to buy and consume MongoDB Atlas. We have also expanded the functionality available in MongoDB Atlas beyond that of our Community Server offering. We expect this will drive further adoption of MongoDB Atlas as companies migrate mission-critical applications to the public cloud. The recent enterprise capabilities that we have introduced to MongoDB Atlas include advanced security features, enterprise-standard authentication and database auditing. We have invested significantly in MongoDB Atlas and our ability to drive adoption of MongoDB Atlas is a key component of our growth strategy.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their subscriptions to our platform. In addition, our customers expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our database within their organization, which can include offering centralized internal support or providing MongoDB-as-a-service internally. Over time, the average subscription amount for our Direct Sales Customers has increased. In addition, self-serve customers have begun to increase their consumption of our products, particularly MongoDB Atlas.

We monitor annualized recurring revenue (“ARR”) to help us measure our subscription performance. We define ARR as the subscription revenue we would contractually expect to receive from customers over the following 12 months assuming no increases or reductions in their subscriptions. Except as set forth in the following paragraph with respect to net ARR expansion rate, ARR excludes self-serve products, including MongoDB Atlas not sold on a commitment basis. ARR also excludes professional services. For customers who utilize our self-serve offerings, we measure the annualized monthly recurring revenue (“MRR”), which is calculated by annualizing their usage of our self-serve products in the prior 30 days and assuming no increases or reductions in their usage. The number of customers with $100,000 or greater in ARR and annualized MRR was 557, 354 and 246 as of January 31, 2019, 2018 and 2017, respectively.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. In the calculation of our net ARR expansion rate, we include any annualized MRR from customers who were Direct Sales Customers in the base period, the measurement period or both such periods. Our net ARR expansion rate has been over 120% for each of the last 16 fiscal quarters.
Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
Investing in Growth and Scaling Our Business
We are focused on our long-term revenue potential. We believe that our market opportunity is large, and we will continue to invest significantly in scaling across all organizational functions in order to grow our operations both domestically and internationally. Any investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We have increased our sales and marketing headcount to 466 employees as of January 31, 2019 from 394 employees and 280 employees as of January 31, 2018 and 2017, respectively.
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is comprised of term licenses and hosted as‑a‑service solutions. Subscriptions to term licenses include technical support and access to new software versions on a when‑and‑if available basis. Revenue from our term licenses is recognized upfront for the license component and ratably for the technical support and when-and-if available update components. Revenue from term licenses is typically billed annually in advance. Revenue from our hosted as‑a‑service solutions is primarily generated on a usage basis and is billed either in arrears or paid up front. The majority of our subscription contracts are one year in duration and are invoiced upfront. Our subscription contracts are generally non-cancelable and non-refundable. When we enter into multi-year subscriptions, we typically invoices the customer on an annual basis.
Services Revenue. Services revenue is comprised of consulting and training services and is recognized over the period of delivery of the applicable services. We recognize revenue from services agreements as services are delivered.
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions, delivery of professional services, the impact of significant transactions and seasonality of or fluctuations in usage for our consumption‑based customers.
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel costs, including salaries, bonuses and benefits, and stock‑based compensation, for employees associated with our subscription arrangements principally related to technical support and allocated shared costs, as well as depreciation and amortization. Our cost of subscription revenue for our hosted as‑a‑service solutions also includes third‑party cloud infrastructure expenses. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and, depending on the results of MongoDB Atlas, our cost of subscription revenue may increase as a percentage of subscription revenue as well.

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
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, sales commission and benefits, bonuses and stock‑based compensation. These expenses also include costs related to marketing programs, travel‑related expenses and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand‑building and developer‑community activities. We expect our sales and marketing expense to increase in absolute dollars over time as we expand our sales force and increase our marketing resources, expand into new markets and further develop our self-serve and partner channels.
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
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2019, we had net operating loss (“NOL”) carryforwards for federal, state and Irish income tax purposes of $359.2 million, $239.5 million and $199.5 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes if not utilized. Ireland and the U.S. allow NOLs to be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. Utilization of the federal NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.

Highlights for the Years Ended January 31, 2019, 2018 and 2017
For the years ended January 31, 2019, 2018 and 2017, our total revenue was $267.0 million, $166.0 million and $114.8 million, respectively. Our net loss was $99.0 million, $84.0 million and $70.1 million for the years ended January 31, 2019, 2018 and 2017, respectively. Our operating cash flow was $(42.0) million, $(44.9) million and $(38.1) million for the years ended January 31, 2019, 2018 and 2017, respectively. Our free cash flow was $(48.8) million, $(47.0) million and $(39.8) million for the years ended January 31, 2019, 2018 and 2017, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Years Ended January 31,
	2019	2018 *As Adjusted	2017 *As Adjusted
Consolidated Statements of Operations Data:
Revenue:
Subscription	$248,391	$151,853	$104,033
Services	18,625	14,175	10,772
Total revenue	267,016	166,028	114,805
Cost of revenue(1):
Subscription	56,255	30,766	19,352
Services	17,313	12,093	10,515
Total cost of revenue	73,568	42,859	29,867
Gross profit	193,448	123,169	84,938
Operating expenses:
Sales and marketing(1)	148,296	109,073	75,413
Research and development(1)	89,854	62,202	51,772
General and administrative(1)	53,063	36,775	27,082
Total operating expenses	291,213	208,050	154,267
Loss from operations	(97,765)	(84,881)	(69,329)
Other income (expense), net	(4,564)	2,195	(15)
Loss before provision for (benefit from) income taxes	(102,329)	(82,686)	(69,344)
Provision for (benefit from) income taxes	(3,318)	1,287	719
Net loss	$(99,011)	$(83,973)	$(70,063)

*
The summary consolidated financial data for the years ended January 31, 2019, 2018, and 2017 reflects the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). See Note 2 of the notes to consolidated financial statements for a summary of adjustments.

(1)	Includes stock‑based compensation expense as follows (in thousands):

	Years Ended January 31,
	2019	2018	2017
Cost of revenue—subscription	$2,047	$730	$570
Cost of revenue—services	1,239	462	482
Sales and marketing	11,059	6,364	5,514
Research and development	11,687	5,752	5,755
General and administrative	11,371	7,927	8,683
Total stock‑based compensation expense	$37,403	$21,235	$21,004

	Years Ended January 31,
	2019	2018 *As Adjusted	2017 *As Adjusted
Percentage of Revenue Data:
Revenue:
Subscription	93%	91%	91%
Services	7	9	9
Total revenue	100	100	100
Cost of revenue:
Subscription	21	19	17
Services	6	7	9
Total cost of revenue	27	26	26
Gross profit	73	74	74
Operating expenses:
Sales and marketing	56	66	66
Research and development	34	37	45
General and administrative	20	22	23
Total operating expenses	110	125	134
Loss from operations	(37)	(51)	(60)
Other income (expense), net	(2)	1	(1)
Loss before provision for (benefit from) income taxes	(39)	(50)	(61)
Provision for (benefit from) income taxes	(1)	1	1
Net loss	(38)%	(51)%	(62)%
Comparison of the Years Ended January 31, 2019 and 2018
Revenue

	Years Ended January 31,		Change
(in thousands)	2019	2018 *As Adjusted	$	%
Subscription	$248,391	$151,853	$96,538	64%
Services	18,625	14,175	4,450	31%
Total revenue	$267,016	$166,028	$100,988	61%
* See Note 2 of the notes to consolidated financial statements for a summary of adjustments.
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $96.5 million including $68.6 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Years Ended January 31,		Change
(in thousands)	2019	2018 *As Adjusted	$	%
Subscription cost of revenue	$56,255	$30,766	$25,489	83%
Services cost of revenue	17,313	12,093	5,220	43%
Total cost of revenue	73,568	42,859	30,709	72%
Gross profit	$193,448	$123,169	$70,279	57%
Gross margin	72%	74%
Subscription	77%	80%
Services	7%	15%
* See Note 2 of the notes to consolidated financial statements for a summary of adjustments.
The increase in subscription cost of revenue was primarily due to a $19.1 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $5.0 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher headcount in our services organization. Total headcount in our support and services organizations increased 26% from January 31, 2018 to January 31, 2019.
The decrease in overall gross margin was driven by an increase in third-party cloud infrastructure costs associated with MongoDB Atlas. Our services gross margin is subject to fluctuations as a result of timing of sales of standalone consulting and training services.
Operating Expenses
Sales and Marketing

	Years Ended January 31,		Change
(in thousands)	2019	2018 *As Adjusted	$	%
Sales and marketing	$148,296	$109,073	$39,223	36%
* See Note 2 of the notes to consolidated financial statements for a summary of adjustments.
The increase in sales and marketing expense included $26.4 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 466 as of January 31, 2019 from 394 as of January 31, 2018. In addition, we experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company. Sales and marketing expense also increased $3.2 million due to an increase in commission expense from higher sales volume and larger headcount. An additional $6.4 million of the increase in sales and marketing expense was attributable to increased travel and other expenses related to increased headcount, as well as higher spend on marketing programs, including for MongoDB Atlas.
Research and Development

	Years Ended January 31,		Change
(in thousands)	2019	2018	$	%
Research and development	$89,854	$62,202	$27,652	44%
The increase in research and development expense included $21.0 million from an increase in personnel costs and stock-based compensation as we increased our research and development headcount by 35% to 335 as of January 31, 2019 from 249 as of January 31, 2018. In addition, we experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company.

General and Administrative

	Years Ended January 31,		Change
(in thousands)	2019	2018	$	%
General and administrative	$53,063	$36,775	$16,288	44%
The increase in general and administrative expense was primarily due to a 32% increase in general and administrative personnel headcount to 192 as of January 31, 2019 from 145 as of January 31, 2018, in part driven by the increased compliance requirements of being a publicly-traded company, resulting in an increase of $10.9 million from higher personnel costs and stock-based compensation. We also experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company. Professional services expense, particularly for compliance costs, increased $2.3 million. In addition, general and administrative expense included costs associated with the move of our New York City office, which resulted in a $1.5 million acceleration of rent payable, deferred rent and associated leasehold improvements related to the early termination of our lease that expired on December 31, 2018 for our former office space. General and administrative expense also included $0.5 million of costs associated with our acquisition of mLab, which closed on November 1, 2018.
Other Income (Expense), net

	Years Ended January 31,		Change
(in thousands)	2019	2018	$	%
Other income (expense), net	$(4,564)	$2,195	$(6,759)	308%
The decrease in other income (expense), net was primarily due to interest expense related to the outstanding 0.75% convertible senior notes due 2024 (the “Notes”), as well as interest expense associated with our financing lease for our New York City office, which expense had previously been capitalized as a build-to-suit asset during the construction phase. These expenses were partially offset by an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the year ended January 31, 2019 as compared to the prior year
Provision for (Benefit from) Income Taxes

	Years Ended January 31,		Change
(in thousands)	2019	2018	$	%
Provision for income taxes	$(3,318)	$1,287	$(4,605)	(358)%
The decrease in the provision for income taxes was primarily due to a non-recurring tax benefit associated with the acquisition of mLab intangible assets, which reduced our deferred tax asset and the related valuation allowance. Refer to Note 13, Income Taxes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Comparison of the Years Ended January 31, 2018 and 2017
Revenue

	Years Ended January 31,		Change
(in thousands)	2018 *As Adjusted	2017 *As Adjusted	$	%
Subscription	$151,853	$104,033	$47,820	46%
Services	14,175	10,772	3,403	32%
Total revenue	$166,028	$114,805	$51,223	45%
* See Note 2 of the notes to consolidated financial statements for a summary of adjustments.
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $47.8 million including $27.8 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Years Ended January 31,		Change
(in thousands)	2018 *As Adjusted	2017 *As Adjusted	$	%
Subscription cost of revenue	$30,766	$19,352	$11,414	59%
Services cost of revenue	12,093	10,515	1,578	15%
Total cost of revenue	42,859	29,867	12,992	43%
Gross profit	$123,169	$84,938	$38,231	45%
Gross margin	74%	74%
Subscription	80%	81%
Services	15%	2%
* See Note 2 of the notes to consolidated financial statements for a summary of adjustments.
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
Overall gross margin remained flat as higher sales volume and greater efficiencies by our technical support and services teams were offset by an increase in third-party cloud infrastructure costs associated with MongoDB Atlas. Our services gross margin is subject to fluctuations as a result of timing of sales of standalone consulting and training services.
Operating Expenses
Sales and Marketing

	Years Ended January 31,		Change
(in thousands)	2018 *As Adjusted	2017 *As Adjusted	$	%
Sales and marketing	$109,073	$75,413	$33,660	45%
* See Note 2 of the notes to consolidated financial statements for a summary of adjustments.
The increase in sales and marketing expense was primarily due to an increase of $20.6 million in personnel costs, including an increase in commission expense of $4.2 million, driven by an increase in our sales and marketing headcount of 41% to 394 as of January 31, 2018 from 280 as of January 31, 2017. The remainder of the increase was primarily attributable to increased travel and other expenses related to increased headcount, as well as higher spend on marketing programs, including for MongoDB Atlas.

Research and Development

	Years Ended January 31,		Change
(in thousands)	2018	2017	$	%
Research and development	$62,202	$51,772	$10,430	20%
The increase in research and development expense was primarily driven by an increase in personnel costs as we increased our research and development headcount by 28% to 249 as of January 31, 2018 from 193 as of January 31, 2017.
General and Administrative

	Years Ended January 31,		Change
(in thousands)	2018	2017	$	%
General and administrative	$36,775	$27,082	$9,693	36%
The increase in general and administrative expense was primarily due to an increase in general and administrative personnel headcount, resulting in an increase of $7.4 million in personnel costs, as well as a $1.8 million increase in professional services‑related fees from higher costs of compliance associated with being a publicly traded company.
Other Income (Expense), net

	Years Ended January 31,		Change
(in thousands)	2018	2017	$	%
Other income (expense), net	$2,195	$(15)	$2,210	14733%
 The increase in other income (expense), net was due to net gains from foreign currency transactions, as well as an increase in interest income from our larger average cash equivalents and short-term investments balance during the year ended January 31, 2018.
Provision for Income Taxes

	Years Ended January 31,		Change
(in thousands)	2018	2017	$	%
Provision for income taxes	$1,287	$719	$568	79%
 The increase in provision for income taxes was primarily due to an increase in foreign taxes as we continued our global expansion.
Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2019. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflects, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8, Financial Statements, in this Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future.
As a result of our loss of our emerging growth company status as of January 31, 2019, we were required to adopt Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective February 1, 2018, as discussed further in Note 2, Significant Accounting Polices included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. We adopted the new revenue standard using the full retrospective transition method, which required us to recast periods prior to the effective date, as well as the quarterly and annual periods for the year ended January 31, 2019. The table below presents our recent eight quarterly periods in compliance with the new revenue standard. Note that the quarterly periods for the year ended January 31, 2019 have been adjusted from the results previously presented in our Quarterly Reports on Form 10-Q, as indicated by the “As Adjusted” reference.

	Three Months Ended
(in thousands, except share and per share data)	January 31, 2019	October 31, 2018 *As Adjusted	July 31, 2018 *As Adjusted	April 30, 2018 *As Adjusted	January 31, 2018 *As Adjusted	October 31, 2017 *As Adjusted	July 31, 2017 *As Adjusted	April 30, 2017 *As Adjusted
Revenue:
Subscription	$80,632	$66,604	$55,086	$46,069	$46,498	$39,062	$34,831	$31,462
Services	4,852	5,178	4,525	4,070	3,553	3,807	3,534	3,281
Total revenue	85,484	71,782	59,611	50,139	50,051	42,869	38,365	34,743
Cost of revenue:
Subscription(1)	20,821	13,248	12,116	10,070	9,097	7,904	7,215	6,550
Services(1)	4,746	4,510	4,378	3,679	3,304	3,167	2,973	2,649
Total cost of revenue	25,567	17,758	16,494	13,749	12,401	11,071	10,188	9,199
Gross profit	59,917	54,024	43,117	36,390	37,650	31,798	28,177	25,544
Operating expenses:
Sales and marketing(1)	42,482	36,080	36,537	33,197	31,534	28,460	27,066	22,013
Research and development(1)	26,600	23,179	21,430	18,645	16,788	16,588	15,749	13,077
General and administrative(1)	14,596	14,986	12,254	11,227	10,242	9,829	8,933	7,771
Total operating expenses	83,678	74,245	70,221	63,069	58,564	54,877	51,748	42,861
Loss from operations	(23,761)	(20,221)	(27,104)	(26,679)	(20,914)	(23,079)	(23,571)	(17,317)
Other income (expense), net	(2,424)	(2,299)	(432)	591	1,349	170	335	341
Loss before provision for (benefit from) income taxes	(26,185)	(22,520)	(27,536)	(26,088)	(19,565)	(22,909)	(23,236)	(16,976)
Provision for (benefit from) income taxes	(3,998)	(33)	246	467	470	336	252	229
Net loss	$(22,187)	$(22,487)	$(27,782)	$(26,555)	$(20,035)	$(23,245)	$(23,488)	$(17,205)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.43)	$(0.54)	$(0.53)	$(0.40)	$(1.33)	$(1.73)	$(1.31)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	53,825,561	52,702,526	51,185,258	50,350,052	50,287,162	17,421,642	13,600,435	13,164,559

* These periods presented were adjusted as a result of our adoption of ASC 606 using the full retrospective transition method.

(1)	Includes stock‑based compensation expense as follows (in thousands):

	Three Months Ended
	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018	January 31, 2018	October 31, 2017	July 31, 2017	April 30, 2017
Cost of revenue—subscription	$644	$555	$489	$359	$227	$183	$170	$151
Cost of revenue—services	439	335	281	184	170	123	98	72
Sales and marketing	3,620	3,090	2,129	2,218	1,964	1,704	1,482	1,215
Research and development	3,446	3,131	2,904	2,206	1,680	1,505	1,322	1,245
General and administrative	2,404	3,153	3,206	2,610	2,128	2,184	1,845	1,771
Total stock‑based compensation expense	$10,553	$10,264	$9,009	$7,577	$6,169	$5,699	$4,917	$4,454

	Three Months Ended
	January 31, 2018	October 31, 2017 *As Adjusted	July 31, 2017 *As Adjusted	April 30, 2017 *As Adjusted	January 31, 2017 *As Adjusted	October 31, 2016 *As Adjusted	July 31, 2016 *As Adjusted	April 30, 2016 *As Adjusted
Percentage of Revenue Data:
Revenue:
Subscription	94%	93%	92%	92%	93%	91%	91%	91%
Services	6	7	8	8	7	9	9	9
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	24	19	20	20	18	19	19	19
Services	6	6	8	7	7	7	8	7
Total cost of revenue	30	25	28	27	25	26	27	26
Gross profit	70	75	72	73	75	74	73	74
Operating expenses:
Sales and marketing	50	50	61	66	63	66	70	63
Research and development	31	32	36	37	34	39	41	38
General and administrative	17	21	20	23	20	23	23	23
Total operating expenses	98	103	117	126	117	128	134	124
Loss from operations	(28)	(28)	(45)	(53)	(42)	(54)	(61)	(50)
Other income (expense), net	(3)	(3)	(1)	1	3	—	1	1
Loss before provision for (benefit from) income taxes	(31)	(31)	(46)	(52)	(39)	(54)	(60)	(49)
Provision for (benefit from) income taxes	(5)	—	1	1	1	—	1	1
Net loss	(26)%	(31)%	(47)%	(53)%	(40)%	(54)%	(61)%	(50)%
Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and results from time to time. In addition, as a result of the adoption of Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (Topic 606), we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license. See Notes 2 and 10 in our Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Quarterly Revenue Trends
Our quarterly subscription revenue increased sequentially for all periods presented with the exception of the three month period ended January 31, 2018 to the quarter ended April 30, 2018. Under the new revenue standard, revenue is expected to more closely follow the pattern of our historical bookings trends with our largest bookings in the fourth fiscal quarter and our lowest bookings in the first fiscal quarter. Our quarterly services revenue experiences fluctuations as a result of timing of sales of standalone consulting and training services.
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

Liquidity and Capital Resources
As of January 31, 2019, we had cash, cash equivalents, short‑term investments and restricted cash totaling $466.5 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities. Our restricted cash represents collateral for our available credit on corporate credit cards.
In June 2018, we issued $250.0 million aggregate principal amount of the Notes in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of the Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The total net proceeds from the sale of the Notes, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $291.1 million. In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls are expected to partially offset the potential dilution to our Class A common stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. We used $37.1 million of the proceeds from the Notes to purchase the Capped Calls, which was recorded as a reduction to additional paid-in capital. For further discussion on the Capped Calls, please refer to Note 7, Convertible Senior Notes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
In October 2017, we closed our initial public offering (“IPO”) of 9,200,000 shares of our Class A common stock at an offering price of $24.00 per share, including 1,200,000 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $201.6 million, after deducting underwriting discounts and commissions of $15.5 million and offering expenses of $3.9 million. Prior to our IPO, we financed our operations principally through private placements of our redeemable convertible preferred stock, which resulted in net proceeds to us of $345.3 million. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. As of January 31, 2019, we had an accumulated deficit of $488.6 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, and the continuing market acceptance of our subscriptions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Years Ended January 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(41,989)	$(44,881)	$(38,078)
Net cash (used in) provided by investing activities	(160,279)	(172,287)	31,056
Net cash provided by financing activities	$288,236	$209,892	$43,114
Non‑GAAP Free Cash Flow
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures and capitalized software development costs, if any. For the fiscal years ended January 31, 2019, 2018 and 2017, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

	Years Ended January 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(41,989)	$(44,881)	$(38,078)
Capital expenditures	(6,848)	(2,135)	(1,683)
Capitalized software	—	—	—
Free cash flow	$(48,837)	$(47,016)	$(39,761)
Operating Activities
Cash used in operating activities during the year ended January 31, 2019 was $42.0 million primarily driven by our net loss of $99.0 million and was partially offset by non‑cash charges of $37.4 million for stock‑based compensation, $7.4 million for the amortization of our debt discount and issuance costs and $5.8 million for depreciation and amortization. In addition, our deferred revenue increased $36.7 million resulting from the overall growth of our sales and our expanding customer base and our accrued liabilities increased $13.6 million primarily related to commissions and bonuses not yet paid. The change in deferred revenue and accrued liabilities was partially offset by an increase of $16.1 million in deferred commissions and $19.4 million in accounts receivable, as a result of the overall increase in revenue and deferred revenue, as well as an increase of $5.4 million in prepaid expenses and other current assets. We also benefited from a non-recurring, non-cash adjustment to our provision for income taxes associated with the acquisition of mLab intangible assets, which reduced our deferred tax asset and the related valuation allowance.
Cash used in operating activities during the year ended January 31, 2018 was $44.9 million primarily driven by our net loss of $84.0 million and was partially offset by non‑cash charges of $21.2 million for stock‑based compensation and $3.7 million for depreciation and amortization. In addition, our cash used in operating activities was further offset by an increase of $32.7 million in deferred revenue resulting from the overall growth of our sales and our expanding customer base, and an increase of $8.1 million in accrued liabilities mainly related to commissions and bonuses not yet paid. The change in deferred revenue and accrued liabilities was partially offset by an increase of $15.9 million in accounts receivable and $6.4 million in deferred commissions, as a result of the overall increase in revenue and deferred revenue, as well as an increase of $2.8 million in prepaid expenses and other current assets.
Cash used in operating activities during the year ended January 31, 2017 was $38.1 million primarily driven by our net loss of $70.1 million and was partially offset by non-cash charges of $21.0 million for stock-based compensation and $3.8 million for depreciation and amortization. In addition, our cash used in operating activities was further offset by an increase of $24.9 million in deferred revenue resulting from the overall growth of our sales and our expanding customer base. This change in deferred revenue was partially offset by increases of $11.8 million in accounts receivable and of $9.2 million in deferred commissions, both corresponding with our increased sales and customer expansions.
Investing Activities
Cash used in investing activities during the year ended January 31, 2019 of $160.3 million resulted primarily from the purchase of marketable securities, net of maturities, as well as $55.5 million of net cash used to acquire mLab.
Cash used in investing activities during the year ended January 31, 2018 of $172.3 million resulted primarily from the purchase of marketable securities, net of maturities.
Cash provided by investing activities during the year ended January 31, 2017 of $31.1 million resulted primarily from net proceeds from sales and maturities of marketable securities.

Financing Activities
Cash provided by financing activities during the year ended January 31, 2019 was $288.2 million primarily due to the issuance of the Notes, net of the Capped Calls and issuance costs, as well as proceeds from the exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan.
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
Off Balance Sheet Arrangements
As of January 31, 2019, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
0.75% convertible senior notes due 2024	$312,094	$2,250	$4,500	$4,500	$300,844
Financing lease obligations	87,298	3,732	16,146	16,146	51,274
Operating lease obligations	15,915	4,578	6,042	3,146	2,149
Purchase obligations	38,832	23,923	14,909	—	—
Total	$454,139	$34,483	$41,597	$23,792	$354,267
Our principal contractual obligations and commitments consist of the principal and future interest payments related to our Notes due in 2024, our financing and operating lease obligations under non-cancelable leases for office space expiring through 2029 and our purchase obligations under non-cancelable agreements for subscription and marketing services and cloud infrastructure capacity commitments. In March 2019, we expanded our enterprise partnership arrangement with a cloud infrastructure provider that includes a non-cancelable commitment of $219.0 million over the next five years, commencing on April 1, 2019. Our previous enterprise partnership arrangement with the same cloud provider of $36.0 million over three years will terminate on April 1, 2019.
In December 2017, we entered into a lease agreement for 106,230 rentable square feet of office space (the “Premises”) to accommodate our growing employee base in New York City. We received delivery of the Premises on January 1, 2018 to commence renovations of the Premises. Total estimated aggregate base rent payments over the initial 12-year term of the lease are $87.3 million, with payments beginning 18 months after delivery of the Premises. As a result of our involvement during the construction period, whereby we had certain indemnification obligations related to the construction, we were considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. On September 4, 2018, construction of the Premises was completed. We evaluated whether to de-recognize the build-to-suit asset and liability under the “sale-leaseback” accounting guidance. We concluded that we lack transferability of the risks and rewards of ownership, and therefore did not meet with the requirements for sale-leaseback accounting. Accordingly, we account for the New York City office lease as a financing arrangement. For further details, refer to our Notes to Consolidated Financial Statements, within Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K, specifically Note 4, Property and Equipment, net and Note 8, Commitments and Contingencies.
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
Revenue Recognition
We derive our revenue from two sources: (1) sales of subscriptions, including term license and post-contract customer support (“PCS”), and consumption-based database-as-a-service offerings; and (2) services revenue comprised of consulting and training arrangements. We recognize revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfills our obligations under each of our agreements, we perform the following steps:

i.
Identification of the contract, or contracts, with a customer. We contract with our customers through order forms, which are governed by master sales agreements. We determine we have a contract with a customer when the contract is approved, each party’s rights regarding the products or services to be transferred is identified, the payment terms for the services can be identified, we have determined the customer has the ability and intent to pay and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, reputation and financial or other information pertaining to the customer. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We have concluded that our contracts with customers do not contain warranties that give rise to a separate performance obligation.

ii.
Identification of the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both (1) capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from third parties or from us, and (2) distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services or products, we apply judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services or products are accounted for as a combined performance obligation.

iii.
Determination of the transaction price. The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contain a significant financing component.

iv.
Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. We also consider if there are any additional material rights inherent in a contract, and if so, we allocate a portion of the transaction price to such rights based on SSP. We determine each SSP based on multiple factors, including past history of selling such performance obligations as stand alone products. We estimate SSP for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the SSPs. In cases where directly observable stand alone sales are not available, we utilize all observable data points including competitor pricing for a similar or identical product, market and industry datapoints, and our pricing practices.

v.
Recognition of revenue when, or as, we satisfy a performance obligation. We recognize revenue at the time the related performance obligation is satisfied when control of the services or products are transferred to the customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services or products. We record our revenue net of any value added or sales tax.

Business Combinations
We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Stock-Based Compensation Expense
Compensation expense related to stock options granted to employees is calculated based on the fair value of stock-based awards on the date of grant. We determine the grant date fair value of the awards using the Black-Scholes option-pricing model. The related stock-based compensation expense is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the stock-based award, which is generally four years.
For stock-based awards issued to non-employees, including consultants, we record expense related to stock options based on the fair value of the options calculated using the Black-Scholes option-pricing model over the service performance period. We believe that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until a commitment date is reached, which is generally the vesting date.
Our stock price volatility and expected option life involve management's best estimates, both of which impact the fair value of the option calculated under the Black-Scholes option pricing model and, ultimately, the expense that will be recognized over the life of the option.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K for a discussion of recent accounting pronouncements.
JOBS Act
Effective January 31, 2019, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Prior to losing our status as an emerging growth company, the JOBS Act allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies, and we had elected to use this extended transition period. We can no longer take advantage of this extended transition period
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of January 31, 2019 and 2018, we had cash, cash equivalents and short-term investments of $466.0 million and $279.0 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of January 31, 2019 and 2018.

Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the years ended January 31, 2019 and 2018. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data
MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2019
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	62
Financial Statements:
Consolidated Balance Sheets as of January 31, 2019 and 2018	64
Consolidated Statements of Operations for the years ended January 31, 2019, 2018 and 2017	65
Consolidated Statements of Comprehensive Loss for the years ended January 31, 2019, 2018 and 2017	66
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended January 31, 2019, 2018 and 2017	67
Consolidated Statements of Cash Flows for years ended January 31, 2019, 2018 and 2017	68
Notes to Consolidated Financial Statements	70
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MongoDB, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MongoDB, Inc. and its subsidiaries (the “Company”) as of January 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended January 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ObjectLabs Corporation from its assessment of internal control over financial reporting as of January 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded ObjectLabs Corporation from our audit of internal control over financial reporting. ObjectLabs Corporation is a wholly-owned subsidiary whose total assets and total revenues excluded from management's assessment and our audit of internal control over financial reporting represent approximately 1% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2019.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
April 1, 2019

We have served as the Company's auditor since 2013.

MONGODB, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2019	2018 *As Adjusted
Assets
Current assets:
Cash and cash equivalents	$147,831	$61,902
Short-term investments	318,139	217,072
Accounts receivable, net of allowance for doubtful accounts of $1,539 and $1,238 as of January 31, 2019 and 2018, respectively	72,808	50,626
Deferred commissions	15,878	11,798
Prepaid expenses and other current assets	11,580	5,884
Total current assets	566,236	347,282
Property and equipment, net	73,664	59,557
Goodwill	41,878	1,700
Acquired intangible assets, net	15,894	1,627
Deferred tax assets	1,193	326
Other assets	34,611	22,352
Total assets	$733,476	$432,844
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,153	$2,261
Accrued compensation and benefits	25,982	17,433
Other accrued liabilities	14,169	8,423
Deferred revenue	122,333	84,415
Total current liabilities	164,637	112,532
Deferred rent, non-current	2,567	925
Deferred tax liability, non-current	106	18
Deferred revenue, non-current	15,343	16,499
Convertible senior notes, net	216,858	—
Other liabilities, non-current	69,399	55,213
Total liabilities	468,910	185,187
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of January 31, 2019 and 2018; 36,286,573 and 13,303,028 shares issued and outstanding as of January 31, 2019 and 2018, respectively	36	13
Class B common stock, par value of $0.001 per share; 100,000,000 shares authorized as of January 31, 2019 and 2018; 18,134,608 and 37,371,914 shares issued as of January 31, 2019 and 2018, respectively; 18,035,237 and 37,272,543 shares outstanding as of January 31, 2019 and 2018, respectively	18	38
Additional paid-in capital	754,612	638,680
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of January 31, 2019 and 2018	(1,319)	(1,319)
Accumulated other comprehensive loss	(174)	(159)
Accumulated deficit	(488,607)	(389,596)
Total stockholders’ equity	264,566	247,657
Total liabilities and stockholders’ equity	$733,476	$432,844
* See Note 2 for a summary of adjustments.
The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended January 31,
	2019	2018 *As Adjusted	2017 *As Adjusted
Revenue:
Subscription	$248,391	$151,853	$104,033
Services	18,625	14,175	10,772
Total revenue	267,016	166,028	114,805
Cost of revenue:
Subscription	56,255	30,766	19,352
Services	17,313	12,093	10,515
Total cost of revenue	73,568	42,859	29,867
Gross profit	193,448	123,169	84,938
Operating expenses:
Sales and marketing	148,296	109,073	75,413
Research and development	89,854	62,202	51,772
General and administrative	53,063	36,775	27,082
Total operating expenses	291,213	208,050	154,267
Loss from operations	(97,765)	(84,881)	(69,329)
Other income (expense):
Interest income	7,163	1,308	302
Interest expense	(10,290)	(8)	(9)
Other income (expense), net	(1,437)	895	(308)
Loss before provision for (benefit from) income taxes	(102,329)	(82,686)	(69,344)
Provision for (benefit from) income taxes	(3,318)	1,287	719
Net loss	$(99,011)	$(83,973)	$(70,063)
Net loss per share, basic and diluted	$(1.90)	$(3.54)	$(5.74)
Weighted-average shares used to compute net loss per share, basic and diluted	52,034,596	23,718,391	12,211,711
* See Note 2 for a summary of adjustments.
The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended January 31,
	2019	2018 *As Adjusted	2017 *As Adjusted
Net loss	$(99,011)	$(83,973)	$(70,063)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	94	(88)	18
Foreign currency translation adjustments	(109)	293	(31)
Other comprehensive income (loss)	(15)	205	(13)
Total comprehensive loss	$(99,026)	$(83,768)	$(70,076)
* See Note 2 for a summary of adjustments.
The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit *As Adjusted	Total Stockholders’ Equity (Deficit) *As Adjusted
	Shares	Amount	Shares	Amount
Balances as of January 31, 2016	39,055,497	$310,315	11,565,764	$12	$32,422	$(1,319)	$(351)	$(259,269)	$(228,505)
Cumulative effect of accounting change	—	—	—	—	1,451	—	—	23,709	25,160
Proceeds from Series F financing, net of issuance costs of $58	2,092,785	34,942	—	—	—	—	—	—	—
Stock option exercises	—	—	1,534,211	1	6,777	—	—	—	6,778
Vesting of early exercised stock options	—	—	—	—	903	—	—	—	903
Repurchase of common stock	—	—	(6,354)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	21,004	—	—	—	21,004
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	18	—	18
Foreign currency translation adjustment	—	—	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	—	—	(70,063)	(70,063)
Balances as of January 31, 2017	41,148,282	345,257	13,093,621	13	62,557	(1,319)	(364)	(305,623)	(244,736)
Exercise of preferred stock warrants	85,170	1,171	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	99,534	1	—	—	—	—	1
Stock option exercises	—	—	1,263,722	1	5,596	—	—	—	5,597
Repurchase of early exercised options	—	—	(34,710)	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(41,233,452)	(346,428)	26,953,404	27	346,401	—	—	—	346,428
Issuance of common stock upon initial public offering, net of offering costs	—	—	9,200,000	9	201,611	—	—	—	201,620
Vesting of early exercised stock options	—	—	—	—	1,280	—	—	—	1,280
Stock-based compensation	—	—	—	—	21,235	—	—	—	21,235
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(88)	—	(88)
Foreign currency translation adjustment	—	—	—	—	—	—	293	—	293
Net loss	—	—	—	—	—	—	—	(83,973)	(83,973)
Balances as of January 31, 2018	—	—	50,575,571	51	638,680	(1,319)	(159)	(389,596)	247,657
Stock option exercises	—	—	3,144,202	3	22,197	—	—	—	22,200
Repurchase of early exercised options	—	—	(35,668)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1,204	—	—	—	1,204
Vesting of restricted stock units	—	—	263,129	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	37,403	—	—	—	37,403
Issuance of common stock under the Employee Stock Purchase Plan	—	—	374,576	—	10,531	—	—	—	10,531
Equity component of convertible senior notes	—	—	—	—	81,683	—	—	—	81,683
Purchase of capped calls	—	—	—	—	(37,086)	—	—	—	(37,086)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	94	—	94
Foreign currency translation adjustment	—	—	—	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	—	—	—	(99,011)	(99,011)
Balances as of January 31, 2019	—	$—	54,321,810	$54	$754,612	$(1,319)	$(174)	$(488,607)	$264,566
* See Note 2 for a summary of adjustments.
The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,
	2019	2018 *As Adjusted	2017 *As Adjusted
Cash flows from operating activities
Net loss	$(99,011)	$(83,973)	$(70,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,792	3,703	3,751
Stock-based compensation	37,403	21,235	21,004
Amortization of debt discount and issuance costs	7,399	—	—
Non-cash interest on office financing lease	1,570	—	—
Deferred income taxes	(4,960)	(302)	(4)
Change in fair value of warrant liability	—	(101)	(38)
Change in operating assets and liabilities, net of the impact from the acquisition:
Accounts receivable, net	(19,445)	(16,095)	(11,804)
Prepaid expenses and other current assets	(5,362)	(2,588)	(450)
Deferred commissions	(16,134)	(6,422)	(9,190)
Other long-term assets	(214)	(687)	(784)
Accounts payable	(913)	(371)	1,296
Deferred rent	1,642	(133)	(672)
Accrued liabilities	13,564	8,115	3,948
Deferred revenue	36,680	32,738	24,928
Net cash used in operating activities	(41,989)	(44,881)	(38,078)
Cash flows from investing activities
Purchases of property and equipment	(6,848)	(2,135)	(1,683)
Acquisition, net of cash acquired	(55,517)	—	—
Proceeds from maturities of marketable securities	450,000	82,230	114,775
Purchases of marketable securities	(547,914)	(252,382)	(82,036)
Net cash (used in) provided by investing activities	(160,279)	(172,287)	31,056
Cash flows from financing activities
Proceeds from exercise of stock options, including early exercised stock options	22,244	8,367	8,220
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	10,532	—	—
Repurchase of early exercised stock options	(327)	(242)	(48)
Proceeds from convertible senior notes, net of issuance costs	291,145	—	—
Payment for purchase of capped calls	(37,086)	—	—
Proceeds from tenant improvement allowance on build-to-suit lease	1,728	—	—
Proceeds from issuance of Series F financing, net of issuance cost	—	—	34,942
Proceeds from initial public offering, net of underwriting discounts and commissions	—	205,494	—
Proceeds from exercise of redeemable convertible preferred stock warrants	—	1	—
Payment of initial public offering costs	—	(3,728)	—
Net cash provided by financing activities	288,236	209,892	43,114
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(48)	291	7
Net increase (decrease) in cash, cash equivalents, and restricted cash	85,920	(6,985)	36,099
Cash, cash equivalents, and restricted cash, beginning of year	62,427	69,412	33,313

	Years Ended January 31,
	2019	2018 *As Adjusted	2017 *As Adjusted
Cash, cash equivalents, and restricted cash, end of year	$148,347	$62,427	$69,412

Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$984	$1,004	$411
Interest expense, net	$1,044	$8	$16
Construction costs related to build-to-suit lease obligations	$11,683	$—	$—
Noncash investing and financing activities
Vesting of early exercised stock options	$1,204	$1,280	$903
Conversion of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock as a result of warrant exercise	$—	$1,171	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$346,428	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$66	$193	$41
Estimated fair value of office space under a build-to-suit lease	$—	$54,709	$—
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$147,831	$61,902	$69,305
Restricted cash, non-current	516	525	107
Total cash, cash equivalents and restricted cash	$148,347	$62,427	$69,412
* See Note 2 for a summary of adjustments.
The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Effective February 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) as discussed in “Recently Adopted Accounting Pronouncements” below. All amounts and disclosures in this Annual Report on Form 10-K have been updated to comply with the new standards, as indicated by the “As Adjusted” reference in these consolidated financial statements and related notes.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, stock-based compensation, fair value of common stock and redeemable convertible preferred stock warrants prior to the initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.
Emerging Growth Company Status
The Company was an “emerging growth company” (“EGC”), under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and had previously elected to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result of its market capitalization as of July 31, 2018, the Company ceased to qualify as an EGC as of January 31, 2019 and can no longer take advantage of the extended transition period.
Foreign Currency
The functional currency of the Company’s international subsidiaries is either the U.S. dollar or the local currency in which the international subsidiary operates. For these subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statements of operations. For foreign subsidiaries where the functional currency is the local currency, the Company uses the period-end exchange rates to translate assets and liabilities, and the average exchange rates to translate revenue and expenses into U.S. dollars. The Company records translation gains and losses in accumulated other comprehensive income (loss) as a component of stockholders' equity.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Loss
The Company’s comprehensive loss includes net loss, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments.
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
Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss on the consolidated balance sheets until realized. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. Realized gains and losses are determined based on the specific identification method and are reported in interest income in the consolidated statements of operations. If the Company determines that the decline in an investment's fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. As of January 31, 2019 and 2018, the Company has not recorded any other-than-temporary-impairment charges in its consolidated statements of operations.
Restricted Cash
The Company pledged $0.5 million of collateral for its available credit on corporate credit cards as of January 31, 2019 and 2018. Restricted cash balances are included in other assets on the consolidated balance sheets.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. Cash equivalents are stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Short-term investments are recorded at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
Assets and liabilities recorded at fair value on a recurring basis in the balance sheets consisting of cash equivalents and short-term investments are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, as described below, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s financial instruments that are carried at fair value consist of Level 1 assets, which include highly liquid money market funds classified as cash equivalents and U.S. government treasury securities classified as short-term investments.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. The Company invests its excess cash in highly-rated money market funds and in short-term investments consisting of U.S. government treasury securities. The Company extends credit to customers in the normal course of business. The Company performs credit analyses and monitors the financial health of its customers to reduce credit risk. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records an allowance for doubtful accounts relating to certain trade accounts receivable. The allowance is based on various factors, including the review of credit profiles of its customers, contractual terms and conditions, current economic trends and historical customer payment experience.
As of January 31, 2019 and 2018, no customer represented 10% or more of net accounts receivable. For the years ended January 31, 2019, 2018 and 2017, no customer represented 10% of more of revenue.
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
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, or costs related to the development of web-based product are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company did not capitalize any costs related to computer software developed for internal use or web-based product in the years ended January 31, 2019 and 2018.
Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method and the following estimated useful lives:

Property and Equipment	Estimated Useful Life
Computer and office equipment	Two to three years
Purchased software	Two to three years
Servers	Three years
Furniture and fixtures	Five years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Building	Forty years
Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation, is removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. There was no material gain or loss incurred as a result of retirement or sale in the periods presented. Repair and maintenance costs are expensed as incurred.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets
The Company evaluates the recoverability of property and equipment and amortizable intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. In addition, the Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. These tests are based on the Company’s single operating segment and reporting unit structure. No indications of impairment of goodwill were noted during the years ended January 31, 2019 and 2018.
Acquired amortizable intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The estimated remaining useful lives for intangible assets range from 0.8 to 4.8 years as of January 31, 2019 and 1.8 to 2.2 years as of January 31, 2018.
In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of property and equipment and amortizable intangible assets. If the estimated useful life assumption for any asset is changed, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis.
Deferred Rent
Rent expense is recognized on a straight-line basis over the non-cancelable term of the respective operating lease. The Company records the difference between cash rent payments and recognized rent expense as a deferred rent liability included in accrued liabilities and other liabilities on the consolidated balance sheets. Incentives granted under the Company’s facility leases, including allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease.
Revenue Recognition
The Company derives its revenue from two sources: (1) sales of subscriptions, including term license and post-contract customer support (“PCS”), and consumption-based database-as-a-service offerings; and (2) services revenue comprised of consulting and training arrangements. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:

i.
Identification of the contract, or contracts, with a customer - The Company contracts with its customers through order forms, which are governed by master sales agreements. The Company determines it has a contract with a customer when the contract is approved, each party’s rights regarding the products or services to be transferred is identified, the payment terms for the services can be identified, the Company has determined the customer has the ability and intent to pay and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, reputation and financial or other information pertaining to the customer. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company has concluded that its contracts with customers do not contain warranties that give rise to a separate performance obligation.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ii.
Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both 1) capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from third parties or from the Company, and 2) distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services or products, the Company applies judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services or products are accounted for as a combined performance obligation.

iii.
Determination of the transaction price - The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.

iv.
Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. The Company also considers if there are any additional material rights inherent in a contract, and if so, the Company allocates a portion of the transaction price to such rights based on SSP. The Company determines each SSP based on multiple factors, including past history of selling such performance obligations as stand alone products. The Company estimates SSP for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the SSPs. In cases where directly observable stand alone sales are not available, the Company utilizes all observable data points including competitor pricing for a similar or identical product, market and industry datapoints, and the Company’s pricing practices.

v.
Recognition of revenue when, or as, the Company satisfies a performance obligation - The Company recognizes revenue at the time the related performance obligation is satisfied when control of the services or products are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company records its revenue net of any value added or sales tax.

Subscription Revenue
The Company sells subscriptions directly through its field and inside sales teams and indirectly through channel partners, as well as through its self-serve channel. The majority of the Company’s subscription contracts are one year in duration and are invoiced upfront. When the Company enters into multi-year subscriptions, the Company typically invoices the customer on an annual basis. The Company’s subscription contracts are generally non-cancelable and non-refundable.
The Company’s subscription revenue includes time-based software licenses sold in conjunction with PCS. These subscription offerings are generally priced on a per server basis, subject to a per server RAM limit. Performance obligations related to subscription revenue for time-based software licenses include a license portion, which represents functional intellectual property under which a customer has the legal right to the license. The license provides significant standalone functionality and is therefore deemed a distinct performance obligation. License revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the subscription start date.
Performance obligations related to PCS include unspecified updates, as well as support and maintenance. While separate performance obligations are identified within PCS, the underlying performance obligations generally have a consistent continuous pattern of transfer to a customer during the term of a contract. Revenue from PCS is recognized ratably over the contract duration.
The Company also derives subscription revenue from providing its software to customers with its database-as-a-service offering that includes comprehensive infrastructure and management of the Company’s database and can also be purchased with additional enterprise features. Performance obligations related to database-as-a-service solutions are recognized on a usage-basis, as the consumption of this service represents a direct measurement of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Services Revenue
The Company’s services contracts are generally provisioned on a time-and-materials basis. Revenue is recognized on a proportional performance basis as the services are delivered to the customers.
Contracts with Multiple Performance Obligations
Certain of the Company’s contracts with customers contain multiple performance obligations, including those described above such as the license portion of time-based software licenses, PCS, database-as-a-service offerings and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP.
Cost of Revenue
Cost of Subscription Revenue
Cost of subscription revenue primarily includes personnel costs, including salaries, bonuses and benefits, and stock‑based compensation, for employees associated with the Company’s subscription arrangements principally related to support and allocated shared costs, as well as depreciation and amortization. The cost of subscription revenue for the Company’s database-as-a-service offerings also includes third‑party cloud infrastructure and overhead.
Cost of Services Revenue
Cost of services revenue primarily includes personnel costs, including salaries and benefits, and stock‑based compensation, for employees associated with the Company’s professional service contracts, travel costs and allocated shared costs, as well as depreciation and amortization.
Deferred Commissions
The Company capitalizes its incremental costs of obtaining non-cancelable subscription contracts with customers, which generally consist of sales commissions paid to the Company’s sales force and related payroll taxes. These costs are recorded on the Company’s consolidated balance sheet as deferred commissions. Amortization is recognized based on the expected future revenue streams under the customer contracts over a period of benefit that the Company has determined to be five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Sales commissions and related payroll taxes for renewal contracts are deferred and then amortized based on the pattern of the associated revenue recognition over the related contractual renewal period. Sales commissions are generally paid up front and one month in arrears, however, the timing of payment is based on contractual terms of the underlying subscription contract and is subject to an evaluation of customer credit-worthiness. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations. The Company adopted the practical expedient that permits an entity to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less.
Deferred Revenue
Deferred revenue primarily consists of customer billings or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. The Company generally invoices its customers annually in advance for its subscription services. Typical payment terms provide that customers pay a portion of the total arrangement fee within 30 days of the contract date. Deferred revenue that is anticipated to be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current. The Company’s contract liabilities are classified as deferred revenue upon the right to invoice or when payments have been received for undelivered products or services. Deferred revenue does not necessarily represent the total contract value of annual or multi-year, non-cancelable subscription agreements.
Accounts Receivable and Allowance for Doubtful Accounts
The Company records a receivable when an unconditional right to consideration exists and transfer of control has occurred, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. If revenue recognized on a contract exceeds the billings,

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

then the Company records an unbilled receivable for that excess amount, which is included as part of accounts receivable, net in the Company’s consolidated balance sheets.
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
In accounting for the debt issuance costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the contractual term of the Notes. The issuance costs attributable to the equity component were netted against the equity component representing the conversion option in additional paid-in capital.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation. Research and development costs also include amortization associated with intangible acquired assets and allocated overhead.
Advertising
Advertising costs are charged to operations as incurred or the first time the advertising takes place, based on the nature of the advertising, and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs were $5.1 million, $3.4 million and $2.4 million for the years ended January 31, 2019, 2018 and 2017, respectively. Advertising costs are recorded in sales and marketing expenses in the consolidated statement of operations.
Stock-Based Compensation
Compensation expense related to stock-based awards granted to employees is calculated based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of stock options using the Black-Scholes option-pricing model. The related stock-based compensation expense is recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the stock-based award, which is generally four years.
For stock options issued to non-employees, including consultants, the Company records expense related to stock options based on the fair value of the options calculated using the Black-Scholes option-pricing model over the service performance period. The Company believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based compensation award is re-measured each period until a commitment date is reached, which is generally the vesting date.
The Company’s stock price volatility and expected option life involve management's best estimates, both of which impact the fair value of the option calculated under the Black-Scholes option pricing model and, ultimately, the expense that will be recognized over the life of the option.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Prior to the Company’s closing of its initial public offering in October 2017, the Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of redeemable convertible preferred stock to have been participating securities as the holders were entitled to receive non-cumulative dividends on a pari passu basis in the event that a dividend had been paid on common stock. See Note 12, Net Loss per Share Attributable to Common Stockholders, for further details on the Company’s historical participating securities, including warrants to purchase redeemable convertible preferred stock and common stock.
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
Segment Information
The Company operates its business as one operating segment as it only reports financial information on an aggregate and consolidated basis to the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker.
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
The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that is more likely than not of being realized upon ultimate settlement. The Company recognizes interest and penalties on amounts due to taxing authorities as a component of other income (expense), net.
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the years ended January 31, 2019, 2018 and 2017. As of January 31, 2019 and 2018, there were no material amounts payable to or amounts receivable from related parties.
Recently Adopted Accounting Pronouncements
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standard for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB has issued the following pronouncements related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies narrow aspects or corrects unintended application of the guidance. The Company has adopted ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09 (collectively, “ASC 606”).

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company adopted ASC 606 effective February 1, 2018, using the full retrospective transition method. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes to judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Company applied ASC 606 using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed. As a result of the adoption, certain prior period amounts have been recast within the consolidated financial statements.
The most significant impacts of ASC 606 relate to the timing of revenue recognition for arrangements involving term licenses, deferred revenue and sales commissions. Under ASC 606, the Company recognizes the software term license deliverable upon delivery and the associated maintenance revenues over the contract period. The Company also is required to capitalize and amortize the incremental costs to obtain a contract, such as certain sales commission costs, over the remaining contractual term or over the expected period of benefit, which the Company has determined to be five years.
The following tables present the impacts of adopting ASC 606 to the Company’s previously reported results on the selected consolidated statements of operations data, selected consolidated balance sheet data and selected consolidated statement of cash flow data (in thousands, except per share data):
Selected Consolidated Statement of Operations Data

	Year Ended January 31, 2018
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Subscription	$141,490	$10,363	$151,853
Services	13,029	1,146	14,175
Total revenue	154,519	11,509	166,028
Cost of revenue:
Subscription	30,766	—	30,766
Services	12,093	—	12,093
Total cost of revenue	42,859	—	42,859
Gross profit	111,660	11,509	123,169
Operating expenses:
Sales and marketing	109,950	(877)	109,073
Loss from operations	(97,267)	12,386	(84,881)
Net loss	(96,359)	12,386	(83,973)
Net loss per share, basic and diluted	$(4.06)	$0.52	$(3.54)

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended January 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue:
Subscription	$91,235	$12,798	$104,033
Services	10,123	649	10,772
Total revenue	101,358	13,447	114,805
Cost of revenue:
Subscription	19,352	—	19,352
Services	10,515	—	10,515
Total cost of revenue	29,867	—	29,867
Gross profit	71,491	13,447	84,938
Operating expenses:
Sales and marketing	78,584	(3,171)	75,413
Loss from operations	(85,947)	16,618	(69,329)
Net loss	(86,681)	16,618	(70,063)
Net loss per share, basic and diluted	$(7.10)	$1.36	$(5.74)
Selected Consolidated Balance Sheet Data

	As of January 31, 2018
	As Previously Reported	Impact of Adoption	As Adjusted
Assets
Deferred commissions	$11,820	$(22)	$11,798
Accounts receivable, net	46,872	3,754	50,626
Other assets	8,436	13,916	22,352
Liabilities and Stockholders’ Equity
Deferred revenue, current	114,500	(30,085)	84,415
Deferred revenue, non-current	22,930	(6,431)	16,499
Accumulated deficit	(443,760)	54,164	(389,596)
Selected Consolidated Statement of Cash Flows Data

	Year ended January 31, 2018
	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities
Net loss	$(96,359)	$12,386	$(83,973)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities:
Accounts receivable, net	(15,901)	(194)	(16,095)
Deferred commissions	(5,545)	(877)	(6,422)
Deferred revenue	44,060	(11,322)	32,738

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year ended January 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities
Net loss	$(86,681)	$16,618	$(70,063)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities:
Accounts receivable, net	(9,263)	(2,541)	(11,804)
Deferred commissions	(6,019)	(3,171)	(9,190)
Deferred revenue	35,834	(10,906)	24,928
New Accounting Pronouncements Not Yet Adopted
Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard will simplify the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year beginning February 1, 2020, though early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements with terms longer than twelve months. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements that allows entities to use certain practical expedients upon adoption. The Company will adopt the new lease accounting standard on February 1, 2019, using the prospective transition method. In preparation for adoption of the standard, the Company is in the process of implementing key systems, processes and internal controls to enable the preparation of financial information. ASC 2016-02 will have a material impact on the Company’s consolidated balance sheet. Leases currently designated as operating leases in Note 8, “Commitments and Contingencies,” will be reported on the consolidated balance sheet upon adoption at their net present value, which will increase total assets and liabilities. In addition, the financing obligation and building asset associated with the Company's leased office space in New York City will be derecognized upon adoption of ASC 2016-02 and the lease will be accounted for as a finance type lease, which will result in the recognition of a right of use asset and a lease liability. ASU 2016-02 is not expected to have a material impact to the Company’s consolidated statement of operations or consolidated statement of cash flows. The Company will adopt the transitional provisions allowed under ASU 2018-11 and as such, the consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASU 2016-02.
Stock-Based Compensation. In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, with certain exceptions. The new guidance is effective for the Company for fiscal year beginning February 1, 2019. The Company plans to adopt this new standard in the first quarter of its fiscal 2020 and does not expect the new standard to have a material impact on its consolidated financial statements.
Cloud Computing. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 becomes effective for the Company for the fiscal year beginning February 1, 2020, with early adoption permitted, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables, certain financial instruments and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. ASU 2016-13 becomes effective for the Company for the fiscal year beginning February 1, 2020 and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

3.	Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of January 31, 2019 and 2018, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at January 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$88,015	$—	$—	$88,015
Short-term investments:
U.S. government treasury securities	318,139	—	—	318,139
Total financial assets	$406,154	$—	$—	$406,154

	Fair Value Measurement at January 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$45,918	$—	$—	$45,918
Short-term investments:
U.S. government treasury securities	217,072	—	—	217,072
Total financial assets	$262,990	$—	$—	$262,990
The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published net asset values were readily available. As of January 31, 2019 and 2018, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than one year.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31, 2019	January 31, 2018
Servers	$587	$4,279
Furniture and fixtures	2,224	2,259
Computer and office equipment	174	175
Purchased software	985	887
Leasehold improvements	16,958	8,548
Construction in process	16	883
Building	56,161	54,709
Total property and equipment	77,105	71,740
Less: accumulated depreciation and amortization	(3,441)	(12,183)
Property and equipment, net	$73,664	$59,557
In December 2017, the Company entered into a lease agreement for 106,230 rentable square feet of office space to accommodate its growing employee base in New York City. As a result of the Company’s involvement during the construction period, whereby the Company had certain indemnification obligations related to the construction, the Company was considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. Accordingly, the Company recorded the estimated fair value of the leased space as an asset, noted in the table above as “Building.” Costs incurred to renovate the new office space were capitalized as “Construction in process” and upon completion, reclassed to the “Building” asset. The Company also recorded a corresponding long-term lease liability. Refer to Note 8, Commitments and Contingencies for further details.
Depreciation and amortization expense related to property and equipment was $2.9 million, $2.8 million and $2.9 million for the years ended January 31, 2019, 2018 and 2017, respectively.

5.	Business Combinations
The Company acquired all of the issued and outstanding capital stock of ObjectLabs Corporation (“mLab”) on November 1, 2018 (the “Acquisition Date”) for a purchase price of $68.0 million in cash, subject to working capital, cash, debt, transaction expenses and other closing adjustments. mLab, based in San Francisco, California, offers a fully-managed cloud database service.
The Company used the acquisition method to account for the purchase of mLab, which met the definition of a business. During the three months ended January 31, 2019, the Company finalized the working capital, cash, debt, transaction expenses and other closing adjustments and identified and recorded the fair value of the assets and liabilities acquired, as well as the residual value to goodwill. The allocation of the purchase price was based on available information and assumptions at the time of the initial valuation and may be subject to change within the measurement period.
The total merger consideration, after closing adjustments, was $81.4 million, which included the purchase of the Excess Cash Amount, as defined in the merger agreement, of $13.4 million. Also included in the total merger consideration was $11.4 million for a time-based payment to the two founders of mLab (“Founder Holdback”), which is payable at 66.7% upon the first anniversary of the Acquisition Date and the remaining 33.3% upon the eighteen-month anniversary of the Acquisition Date. As the Founder Holdback arrangement represents compensation for post-combination services, the Company has excluded the entire $11.4 million in the purchase price to be allocated.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents a summary of the purchase price (in thousands):

Amounts
Purchase price pursuant to the Merger Agreement	$68,000
Excess cash amount	13,413
Founder Holdback	(11,440)
Total purchase price to be allocated	$69,973
The following table summarizes the purchase price allocation fair values of the assets acquired and liabilities and the value of goodwill assumed at the Acquisition Date (in thousands):

Estimated Fair Value
Financial and tangible assets, net	$17,636
Identifiable intangible asset - customer relationships	13,500
Identifiable intangible asset - developed technology	3,100
Deferred revenue	(260)
Goodwill	35,997
Total purchase price	$69,973
Financial and tangible assets, net primarily include the cash acquired, accounts receivable and prepaid hosting agreements, net of existing mLab obligations as of the Acquisition Date.
Customer relationships represents the fair value of projected subscription revenue that is expected to be generated from existing customers as of the Acquisition Date. The Company determined the economic useful life to be five years and the fair value of customer relationships was estimated using the discounted cash flow method, an income approach (Level 3), which utilized assumptions for customer turnover rates, cost structure, income taxes and other conventional estimates to derive a present value of expected future cash flows.
Developed technology relates to the existing mLab platform. The Company determined the economic useful life to be one year based on the anticipated time frame to migrate mLab customers to the MongoDB Atlas platform. The fair value of developed technology was estimated using the reproduction cost method (Level 3), which utilized assumptions for the cost to replace, such as the workforce, timing and resources required, as well as a theoretical profit margin, opportunity cost and economic obsolescence factor.
These two intangible assets acquired are being amortized over their estimated useful lives using the straight-line method of amortization, which approximates the distribution of the economic value of the identified intangible assets. See Note 6, Acquired Intangible Assets, Net, for further details
Deferred revenue was estimated at fair value under the cost build-up method (Level 3), which was determined based on estimated direct and indirect costs to support and fulfill the subscription obligation plus an assumed operating margin. Deferred revenue will be recognized based on the revenue criteria set forth in Note 2, Summary of Significant Accounting Policies.
Goodwill related to the acquisition, which represents the difference between the purchase price and fair values of identifiable net assets, is primarily attributable to assembled workforce, as well as expected synergies of the combination. The goodwill is not tax deductible for U.S. income tax purposes. In addition to the goodwill recorded through the purchase price allocation disclosed in the table above, the Company recorded an additional $4.1 million to goodwill resulting from deferred tax liabilities associated with the acquired intangible assets. Refer to Note 13, Income Taxes, for further discussion of the tax impact of the acquisition.
The Company incurred acquisition-related costs for the mLab acquisition of $0.5 million during the year ended January 31, 2019. These acquisition-related costs were included in general and administrative expenses in the Company’s consolidated statements of operations.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company included mLab’s estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheet beginning on the Acquisition Date. The results of operations for mLab subsequent to the Acquisition Date have been included in, but are not material to, the Company's consolidated statements of operations for the year ended January 31, 2019. Pro forma results of operations for the mLab acquisition have not been presented because they are not material to the consolidated statements of operations for the year ended January 31, 2019.

6.	Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	January 31, 2019	January 31, 2018
Balance, beginning of the year	$1,700	$1,700
Increase in goodwill related to business combinations	40,178	—
Balance, end of the year	$41,878	$1,700
Refer to Note 5, Business Combinations, for further details on the addition to goodwill.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	January 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$7,400	$(4,358)	$3,042
Domain name	155	(128)	27
Customer relationships	13,500	(675)	12,825
Total	$21,055	$(5,161)	$15,894

	January 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$4,300	$(2,723)	$1,577
Domain name	155	(105)	50
Total	$4,455	$(2,828)	$1,627
Acquired intangible assets are amortized on a straight-line basis. As of January 31, 2019, the weighted-average remaining useful lives of identifiable, acquisition-related intangible assets was 0.8 years for developed technology, 1.2 years for domain name and 4.8 years for customer relationships. Amortization expense of intangible assets was $2.3 million, $0.9 million and $0.9 million for the years ended January 31, 2019, 2018 and 2017, respectively. Amortization expense for developed technology and the domain name was included as research and development expense in the Company’s consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s consolidated statements of operations.
As of January 31, 2019, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
2020	$5,765
2021	2,704
2022	2,700
2023	2,700
2024	2,025
Total	$15,894

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Convertible Senior Notes
 In June 2018, the Company issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 in a private placement and, in July 2018, the Company issued an additional $50.0 million aggregate principal amount of the Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes are senior unsecured obligations of MongoDB and interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2018, at a rate of 0.75% per year. The Notes will mature on June 15, 2024, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $291.1 million.
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
On or after March 15, 2024, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. If a fundamental change (as defined in the indenture governing the Notes) occurs prior to the maturity date, holders of the Notes will have the right to require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, or if the Company elects to redeem the Notes, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or redemption in certain circumstances. It is the Company’s current intent to settle the principal amount of the Notes in cash. During the three months ended January 31, 2019, the conditions allowing holders of the Notes to convert have not been met. The Notes were therefore not convertible during the three months ended January 31, 2019 and were classified as long-term debt on the Company’s consolidated balance sheets.
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
As discussed in Note 2, Summary of Significant Accounting Policies, in accounting for the issuance of the Notes, the Notes were separated into liability and equity components. The carrying amount of the equity component representing the conversion option was $84.2 million. For the debt issuance costs of $8.8 million related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $6.3 million and will be amortized, along with the debt discount, to interest

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expense over the contractual term of the Notes at an effective interest rate of 7.03%. Issuance costs attributable to the equity component were $2.5 million and are netted against the equity component representing the conversion option in additional paid-in capital.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

January 31, 2019
Principal	$300,000
Unamortized debt discount	(77,211)
Unamortized debt issuance costs	(5,931)
Net carrying amount	$216,858
The net carrying amount of the equity component of the Notes was as follows (in thousands):

January 31, 2019
Debt discount for conversion option	$84,168
Issuance costs	(2,485)
Net carrying amount	$81,683
As of January 31, 2019, the total estimated fair value of the Notes was approximately $433.1 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
The following table sets forth the interest expense related to the Notes (in thousands):

Year Ended January 31,
2019
Contractual interest expense	$1,325
Amortization of debt discount	6,956
Amortization of issuance costs	415
Total	$8,696
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	Commitments and Contingencies
Future minimum lease payments under non-cancelable financing and operating leases and other non-cancelable agreements as of January 31, 2019, were as follows (in thousands):

Year Ending January 31,	Financing Leases	Operating Leases	Other Obligations
2020	$3,732	$4,578	$23,923
2021	8,073	3,765	13,275
2022	8,073	2,277	1,634
2023	8,073	2,224	—
2024	8,073	922	—
Thereafter	51,274	2,149	—
Total minimum payments	$87,298	$15,915	$38,832
Financing Leases
In December 2017, the Company entered into a lease agreement for 106,230 rentable square feet of office space (the “Premises”) to accommodate its growing employee base in New York City. The Company received delivery of the Premises on January 1, 2018 to commence construction to renovate the Premises. Total estimated aggregate base rent payments over the initial 12-year term of the lease are $87.3 million, with payments beginning 18 months after delivery of the Premises.
As a result of the Company’s involvement during the construction period, whereby the Company had certain indemnification obligations related to the construction, the Company was considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. Refer to Note 4, Property and Equipment, net for further details.
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
The Company vacated its former office space as of September 30, 2018, prior to the expiration of the lease on December 31, 2018. The remaining rent payable, deferred rent and associated leasehold improvements for the former office space were expensed in full on September 30, 2018 and resulted in a charge of $1.5 million recorded as a general and administrative operating expense in the Company’s consolidated statement of operations. As of January 31, 2019, there was no liability associated with the former office space.
Operating Leases
The Company has entered into non-cancelable operating leases, primarily related to rental of office space expiring through 2028. The Company recognizes operating lease costs on a straight-line basis over the term of the agreement, taking into account adjustments for market provisions such as free or escalating base monthly rental payments or deferred payment terms such as rent holidays that defer the commencement date of the required payments. The Company may receive renewal or expansion options, leasehold improvement allowances or other incentives on certain lease agreements.
Total rent expense related to financing and operating leases was $10.7 million, $9.1 million and $7.0 million for the years ended January 31, 2019, 2018 and 2017, respectively.
In August 2016, the Company amended an existing irrevocable, standby letter of credit with Silicon Valley Bank for $0.5 million to serve as a security deposit for the Company’s former headquarters lease in New York City. The amendment reduced the letter of credit from $1.1 million to $0.5 million. In February 2019, the Company terminated its standby letter of credit after vacating the former NYC office space, as discussed above under Financing Leases.
In January 2017, the Company entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $0.4 million to serve as a security deposit for the Company’s lease in Texas. In October 2017, the Company entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $0.2 million to serve as a security deposit for the Company’s

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

lease in Australia. These letters of credit mature at various dates, but do not extend beyond the corresponding lease agreements for which such letter of credit has been obtained.
Other Obligations
The Company has entered into certain other non-cancelable agreements primarily for subscription, marketing services and capacity commitments.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. For example, on March 12, 2019, Realtime Data filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief.
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
Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of January 31, 2019 and 2018, therefore, the Company has not recorded an accrual for such contingencies.
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

9.	Stockholders’ Equity (Deficit)
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

together as a single class on an as-converted basis. Class A and Class B common stock are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted.
As of January 31, 2019, the Company had authorized 1,000,000,000 shares and 100,000,000 shares of Class A and Class B common stock, respectively, each par value $0.001 per share, of which 36,286,573 shares of Class A common stock were issued and outstanding and 18,134,608 and 18,035,237 shares of Class B common stock were issued and outstanding, respectively.
10. Revenue
Disaggregation of Revenue
Based on the information provided to and reviewed by the Company’s Chief Executive Officer, the Company believes that the nature, amount, timing, and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets and subscription product categories. The Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The Company also disaggregates its subscription products between its MongoDB Atlas-related offerings, which includes mLab, and other subscription products, which includes MongoDB Enterprise Advanced.
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Years Ended January 31,
	2019	2018 *As Adjusted	2017 *As Adjusted
Primary geographical markets:
Americas	$172,688	$110,616	$78,442
EMEA	79,757	48,129	32,800
Asia Pacific	14,571	7,283	3,563
Total	$267,016	$166,028	$114,805

Subscription product categories and services:
MongoDB Atlas-related	$60,241	$11,265	$726
Other subscription	188,150	140,588	103,307
Services	18,625	14,175	10,772
Total	$267,016	$166,028	$114,805
* See Note 2 for a summary of adjustments.
Customers located in the United States accounted for 61%, 63% and 66% of total revenue for the years ended January 31, 2019, 2018 and 2017, respectively. Customers located in the United Kingdom accounted for 10%, 11% and 11% of total revenue for the years ended January 31, 2019, 2018 and 2017, respectively. No other country accounted for 10% or more of revenue for the periods presented.
As of January 31, 2019 and 2018, substantially all of the Company’s long-lived assets were located in the United States.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheet and consists of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances as of January 31, 2019, 2018 and 2017 was $137.7 million, $100.9 million and $68.5 million, respectively. For the years ended January 31, 2019 and 2018, revenue recognized from deferred revenue at the beginning of each period was $84.4 million and $59.0 million, respectively.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of January 31, 2019, the aggregate transaction price allocated to remaining performance obligations was $173.1 million. Approximately 53% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applied the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of January 31, 2019, 2018 and 2017, unbilled receivables were $8.0 million, $3.8 million and $3.6 million, respectively.
Costs Capitalized to Obtain Contracts with Customers
The company capitalizes the incremental costs that are directly associated with non-cancelable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force, which were recorded as deferred commissions and other assets, depending on the expected length of the deferral, in the Company’s consolidated balance sheets.
Deferred commissions were $48.6 million and $32.5 million as of January 31, 2019 and 2018, respectively. Amortization expense with respect to deferred commissions was $14.1 million, $9.9 million, and $6.3 million for years ended January 31, 2019, 2018, and 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
11. Equity Incentive Plans
2008 and 2016 Stock Plan
In 2008 and 2016, the Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”), and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”), primarily for the purpose of granting stock-based awards to employees, directors and consultants, including stock options, restricted stock units (“RSUs”) and other stock-based awards. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan. Stock options granted under the stock option plans may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. As of January 31, 2019, the Company had made one ISO grant, all other stock options outstanding were granted as NSOs. The exercise prices of the stock option grants must be not less than 100% of the fair value of the common stock on the grant date as determined by the Board of Directors. If, at the date of grant, the optionee owns more than 10% of the total combined voting power of all classes of outstanding stock (a “10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the date of grant as determined by the Board of Directors. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for ISOs granted to any 10% stockholder. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. RSU awards granted to new employees generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options and Restricted Stock Units
The following table summarizes stock option and RSU award activity for the 2008 and 2016 Plans (in thousands, except share and per share data and years):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2017	678,260	11,090,597	$6.47	8.2	$21,717
Authorized	6,979,900	—	—
Options granted	(3,642,275)	3,642,275	10.80
Options exercised	—	(1,263,722)	6.59
Early exercised shares repurchased	34,710	—	—
Options forfeited and expired	831,715	(831,715)	7.73
RSUs granted	(245,746)	—
Balance - January 31, 2018	4,636,564	12,637,435	7.63	7.7	$246,227
Authorized	2,528,778	—	—
Options exercised	—	(3,144,202)	7.06
Early exercised shares repurchased	35,668	—	—
Options forfeited and expired	872,223	(872,223)	8.40
RSUs granted	(2,134,844)	—
RSUs forfeited and canceled	128,687	—
Balance - January 31, 2019	6,067,076	8,621,010	7.75	6.7	729,392
Options vested and exercisable - January 31, 2018		5,540,858	6.33	6.6	115,122
Options vested and exercisable - January 31, 2019		5,342,183	$6.95	6.0	$456,275
Options vested and exercisable - Stock options vested and expected to vest -January 31, 2019		8,621,010	$7.75	6.7	$729,392
The weighted-average grant date fair value of options granted was $4.76 per share and $2.91 per share during the years ended January 31, 2018 and 2017, respectively. There were no options granted during the year ended January 31, 2019. The intrinsic value of options exercised for the years ended January 31, 2019, 2018 and 2017 was determined to be $198.9 million, $4.1 million and $2.9 million, respectively.
The total grant date fair value of options vested for the years ended January 31, 2019, 2018 and 2017, was $15.9 million, $13.5 million and $15.5 million, respectively. As of January 31, 2019, we had stock-based compensation expenses of $35.3 million, related to unvested stock options that the Company expects to recognize over a weighted-average period of 2.09 years.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes RSU activity for the the year ended January 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2018	245,746	$26.20
RSUs granted	2,134,844	54.53
RSUs vested	(263,129)	42.38
RSUs forfeited and canceled	(128,687)	42.08
Unvested - January 31, 2019	1,988,774	$54.22
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
For the years ended January 31, 2019 and 2018, the Company granted 3,650 and 8,000 units of the China SAR Plan, respectively, at a weighted average strike price of $74.92 and $27.35 per share, respectively. During the year ended January 31, 2019, upon the vesting of 14,273 units, the total expense and liability related to China SAR was $1.1 million. During the year year ended January 31, 2018, upon the vesting of 9,302 units, the total expense and liability related to the China SAR was $0.2 million. These amounts were recorded as part of the “Accrued compensation and benefits” on the Company’s consolidated balance sheet. The Company did not recognize any compensation expense related to the China SAR Plan prior to October 18, 2017 because the Company had determined the performance conditions, with respect to the occurrence of a qualifying liquidity event, were not probable until the successful IPO.
2017 Employee Stock Purchase Plan
In October 2017, the Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (“ESPP”). A total of 995,000 shares of the Company’s Class A common stock were initially authorized for issuance under the ESPP, which subsequently increased to 1,500,755 on February 1, 2018 pursuant to the automatic annual increase feature in the ESPP. Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. The initial offering period ran from October 18, 2017 through June 15, 2018.
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
During the year ended January 31, 2019, there were 374,576 shares of Class A common stock purchased under the ESPP. During the year ended January 31, 2018, no shares of Class A common stock were purchased under the ESPP. The total expense related to the ESPP for years ended January 31, 2019 and 2018 was $2.9 million and $0.7 million, respectively.
Stock Option Repricing
On April 13, 2016, the Company amended all then-current employee and active non-employee stock options with an exercise price greater than $6.50 per share that remained outstanding and unexercised on such date to reprice their respective exercise prices to $6.50 per share, the fair market value of the Company’s common stock as of April 13, 2016, as determined by the Board of Directors. Pursuant to this repricing, options to purchase 6,898,736 shares of common stock were repriced, including options to purchase 3,303,786 shares of common stock held by the Company’s executive officers. The Company

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

determined the total incremental compensation expense related to the repriced awards was $10.7 million, of which $1.9 million and $2.4 million was recorded during the years ended January 31, 2019 and 2018, respectively.
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
For the years ended January 31, 2019 and 2018, the Company issued common stock of 6,059 and 363,894 shares, respectively, for stock options exercised prior to vesting. For the years ended January 31, 2019 and 2018, the Company repurchased 35,668 and 34,710 shares, respectively, of common stock related to unvested stock options at the original exercise price due to the termination of employees. As of January 31, 2019 and 2018, there were 59,356 and 256,640 shares, respectively, held by employees and directors that were subject to potential repurchase at an aggregate price of $0.5 million and $2 million, respectively.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended January 31,
	2019	2018	2017
Expected term (in years)	*	5.85 - 6.20	5.77-6.99
Expected volatility	*	41.2% - 45.7%	41.4%-43.7%
Risk-free interest rate	*	1.8% - 2.4%	1.2% - 2.0%
Dividend yield	*	0%	0%
* No stock options were granted during the year ended January 31, 2019.
The fair value of the purchase rights granted under the 2017 ESPP was estimated on the first day of the offering period using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2019	2018
Expected term (in years)	0.49 - 0.54	0.67 - 0.7
Expected volatility	29% - 54%	23% - 24%
Risk-free interest rate	2.1% - 2.5%	1.2%
Dividend yield	0%	0%
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended January 31,
	2019	2018	2017
Cost of revenue—subscription	$2,047	$730	$570
Cost of revenue—services	1,239	462	482
Sales and marketing	11,059	6,364	5,514
Research and development	11,687	5,752	5,755
General and administrative	11,371	7,927	8,683
Total stock-based compensation expense	$37,403	$21,235	$21,004

12.	Net Loss per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period, including stock options and restricted stock units. Refer to Note 2, Summary of Significant Accounting Policies, for further details on the Company’s methodology for calculating net loss per share.
Basic and diluted net loss per share was the same for each year presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive due to the net loss reported for each year presented.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended January 31,
	2019	2018 *As Adjusted	2017 *As Adjusted
Numerator:
Net loss	$(99,011)	$(83,973)	$(70,063)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	52,034,596	23,718,391	12,211,711

Net loss per share, basic and diluted	$(1.90)	$(3.54)	$(5.74)
* See Note 2 for a summary of adjustments.
The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Additionally, the Notes were not convertible as of January 31, 2019. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of January 31, 2019 would have been convertible into approximately 4.4 million shares of the Company’s Class A common stock. However, the Company expects to settle the principal amount of the Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the Notes. In connection with the issuance of the Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes. Although the Notes were not convertible as of January 31, 2019, the Company calculated the potentially dilutive effect of the conversion spread, which is included in the table below.
The following weighted-average outstanding potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive:

	Years Ended January 31,
	2019	2018	2017
Redeemable convertible preferred stock (as converted)	—	19,534,014	25,856,309
Redeemable convertible preferred stock warrants (as converted)	—	22,592	54,604
Common stock warrants	—	90,143	122,043
Stock options to purchase Class A common stock	3,174,009	2,552,397	52,663
Stock options to purchase Class B common stock	7,691,386	9,612,572	10,777,310
Unvested restricted stock units	1,447,642	—	—
Early exercised stock options	126,447	236,675	79,394
Shares underlying the conversion spread in the convertible senior notes	227,982	—	—

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Income Taxes
The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2019	2018	2017
United States	$(50,014)	$(49,827)	$(45,043)
Foreign	(52,315)	(32,859)	(24,301)
Total	$(102,329)	$(82,686)	$(69,344)
 The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2019	2018	2017
Current:
Federal	$76	$—	$—
State	134	88	97
Foreign	1,442	1,493	626
Total	1,652	1,581	723
Deferred:
Federal	(3,389)	(96)	39
State	(704)	6	4
Foreign	(877)	(204)	(47)
Total	(4,970)	(294)	(4)
Provision for (benefit from) income taxes	$(3,318)	$1,287	$719
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended January 31,
	2019	2018	2017
Income tax benefit at statutory rate	$(21,474)	$(27,958)	$(23,578)
State taxes, net of federal benefit	106	564	101
Impact of foreign income taxes	5,111	5,555	7,053
Stock based compensation	(27,361)	1,741	1,796
Non-deductible expenses	1,238	615	531
Change in valuation allowance	40,357	(11,791)	13,740
Research and development credits	(1,540)	(1,146)	(775)
Prior year true ups	135	(144)	918
Change in tax rate due to the Tax Act	—	33,110	—
Other	110	741	933
Provision for (benefit from) income taxes	$(3,318)	$1,287	$719
The overall tax benefit recorded for the current fiscal year is driven is driven by a net release in the Company's valuation allowance on deferred tax assets relative to the prior year, principally as a result of deferred taxes recorded in purchase accounting as part of the mLab acquisition.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impact of the 2017 Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised the U.S. corporate income tax law, by among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, implementing a modified territorial system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and creating new taxes on certain foreign sourced earnings.
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides for a measurement period of up to one year from the date of enactment. During the measurement period, a company must reflect adjustments to any provisional amounts if it obtains, prepares or analyzes additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. As of January 31, 2019, we have completed our analysis of the Tax Act.
The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $33.1 million before the valuation allowance. The provisional decrease to the valuation allowance related to the re-measurement of the deferred tax balance was $33.1 million. The income tax calculation for the year ending January 31, 2018 also included an immaterial tax benefit related to the re-measurement of a deferred tax liability on a long-lived asset. During the year ended January 31, 2019, this amount was finalized and no additional adjustment was required to be made.
The Tax Act also included a one-time Transition Tax on the Company’s total post-1986 earnings and profits (“E&P”), which had been previously deferred from U.S. federal income taxes as the E&P were considered to be indefinitely reinvested. The Company prepared a provisional estimate of the impact of the Transition Tax, and determined that due to significant non-U.S. E&P deficits, the Company is not subject to the Transition Tax. This amount was finalized by January 31, 2019 and no additional adjustment was required.
The Tax Act contains several new tax provisions that became effective on January 1, 2018, which did not have a material impact due to the Company’s size and structure, as well as its net operating loss and valuation allowance position. The Tax Act also included provisions for certain foreign-sourced earnings referred to as Global Intangible Low-Taxed Income (“GILTI”), which imposed a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. GILTI did not have a material impact on the Company’s results for the year ended January 31, 2019 due to the Company’s net operating loss and valuation allowance position.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows as of January 31, 2019 and 2018, respectively (in thousands):

	Years Ended January 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$121,024	$77,434
Deferred revenue	2,663	(4,119)
Other liabilities and accruals	16	2,354
Depreciable assets	(2,288)	1,583
Convertible senior notes	(19,066)	—
Other reserves	346	339
Gross deferred tax assets	102,695	77,591
Valuation allowance	(101,502)	(77,265)
Total deferred tax assets, net of valuation allowance	1,193	326
Deferred tax liability:
Goodwill	(44)	(18)
Total deferred tax liability	(44)	(18)
Net deferred tax assets	$1,149	$308
Deferred tax assets are recognized when management believes it more likely than not that they will be realized. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the significant negative evidence resulting from losses since inception in the U.S. federal, U.S. state and Ireland jurisdictions, management maintains a full valuation allowance against the net deferred tax assets in these jurisdictions. The valuation allowance for deferred tax assets as of January 31, 2019 and 2018 was $101.5 million and $77.3 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies in making this assessment.
As of January 31, 2019 the Company had net operating loss carryforwards for federal, state and Irish income tax purposes of $359.2 million, $239.5 million and $199.5 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes. Ireland and the U.S. allows net operating losses to be carried forward indefinitely. The Company also has federal research credit carryforwards of $4.7 million, which begin to expire in the year ending January 31, 2029. Utilization of the federal net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.
Uncertain Tax Positions
The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon the Company’s evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table summarizes the changes in the Company’s unrecognized gross tax benefits during the periods presented (in thousands):

	Years Ended January 31,
	2019	2018	2017
Unrecognized tax benefits at beginning of year	$4,049	$4,400	$3,411
Decreases in tax positions in prior years	(26)	(1,494)	(83)
Additions based on tax positions in the current year	580	1,143	1,072
Unrecognized tax benefits at end of year	$4,603	$4,049	$4,400
As of January 31, 2019, there was $0.1 million of unrecognized tax benefits that would impact our effective tax rate if recognized. There were no such unrecognized tax benefits as of January 31, 2018 and 2017.
The Company continues to evaluate whether to continue applying the exception to the presumption of the repatriation of foreign earnings applying the rules of the Tax Act, and continues to be permanently reinvested outside of the United States. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $1.1 million of undistributed earnings from non-U.S. operations as of January 31, 2019 because the Company intends to reinvest such earnings indefinitely outside of the United States. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. The Company has estimated the amount of unrecognized deferred tax liability related to these earnings to be approximately $0.1 million.
The Company is not currently under Internal Revenue Service, state, or foreign income tax examination. The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in the United States for federal, California and other states. All tax years remain open to examination for both federal and state purposes as a result of the net operating loss and credit carryforwards. The Company files foreign tax returns in various locations. These foreign returns are open to examination for the fiscal years ending January 31, 2013 through January 31, 2018.

14.	Subsequent Events
In March 2019, the Company expanded its enterprise partnership arrangement with a cloud infrastructure provider that includes a non-cancelable commitment of $219.0 million over the next five years, commencing on April 1, 2019. The Company’s previous enterprise partnership arrangement with the same cloud infrastructure provider of $36.0 million over three years will terminate on April 1, 2019.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019. Based on the evaluation of our disclosure controls and procedures as of January 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
On November 1, 2018, we completed the acquisition of ObjectLabs Corporation (“mLab”) in a business combination. Management excluded the mLab business from its assessment of internal control over financial reporting as of January 31, 2019. Total assets of the mLab business, excluded from our assessment, represented approximately 1% of our consolidated total assets as of January 31, 2019. Revenue related to the mLab business represented approximately 3% of our consolidated revenue for the fiscal year ended January 31, 2019.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2019. The effectiveness of our internal control over financial reporting as of January 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2019, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm	62
Financial Statements:
Consolidated Balance Sheets as of January 31, 2019 and 2018	64
Consolidated Statements of Operations for the years ended January 31, 2019, 2018 and 2017	65
Consolidated Statements of Comprehensive Loss for the years ended January 31, 2019, 2018 and 2017	66
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended January 31, 2019, 2018 and 2017	67
Consolidated Statements of Cash Flows for years ended January 31, 2019, 2018 and 2017	68
Notes to Consolidated Financial Statements	70
(2) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts for the years ended January 31, 2019, 2018 and 2017 (in thousands):

	Balance at Beginning of Year	Additions		Usage (Deductions)	Balance at End of Year
Year ended January 31, 2019
Allowance for doubtful accounts	$1,238	$2,069		$(1,768)	$1,539
Deferred tax asset valuation allowance	77,265	24,237		—	101,502
Year ended January 31, 2018
Allowance for doubtful accounts	$958	$1,417		$(1,137)	$1,238
Deferred tax asset valuation allowance	80,758			3,493	77,265
Year ended January 31, 2017
Allowance for doubtful accounts	$669	$621		$(332)	$958
Deferred tax asset valuation allowance	68,692	12,066	*		80,758
* The additions to the deferred tax asset valuation allowance for the year ended January 31, 2017 reflect the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”).
All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 9, 2018, by and among the Company, Mammoth Merger Sub, Inc., ObjectLabs Corporation and Shareholder Representative Services LLC	10-Q	001-38240	2.1	12/16/18

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/17

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/17

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/17
4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated October 2, 2013	S-1	333-220557	4.1	9/21/17

4.3	Indenture, dated as of June 28, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	6/28/18

4.4	Form of Global Note, representing MongoDB, Inc.’s 0.75% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-38240	4.2	6/28/18

10.1#	2008 Stock Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder, as amended to date	S-1	333-220557	10.1	9/21/17

10.2#	Amended and Restated 2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Award Agreement thereunder	S-1/A	333-220557	10.2	10/6/17

10.3#	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2016 Equity Incentive Plan	10-K	001-38240	10.3	3/30/18

10.4#	2016 China Stock Appreciation Rights Plan and Form of China Stock Appreciation Rights Award Agreement	S-1/A	333-220557	10.3	10/6/17

10.5#	2017 Employee Stock Purchase Plan	S-1/A	333-220557	10.4	10/6/17

10.6#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-220557	10.5	9/21/17

10.7#	Amended and Restated Offer Letter, dated September 29, 2017, by and between the Registrant and Dev Ittycheria	S-1/A	333-220557	10.6	10/6/17

10.8#	Amended and Restated Offer Letter, dated September 29, 2017, by and between the Registrant and Carlos Delatorre	S-1/A	333-220557	10.7	10/6/17

10.9#	Amended and Restated Offer Letter, dated September 29, 2017, by and between the Registrant and Michael Gordon	S-1/A	333-220557	10.8	10/6/17

10.10#	Offer Letter, dated September 29, 2017, by and between Registrant and Eliot Horowitz	S-1/A	333-220557	10.9	10/6/17

10.11#	Amended and Restated Offer Letter, dated September 29, 2017, by and between Registrant and Meagen Eisenberg	S-1/A	333-220557	10.10	10/6/17

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.12	Lease, between PGREF I 1633 Broadway Tower, L.P. and MongoDB, Inc., dated December 14, 2017	10-K	001-38240	10.12	3/30/18

10.13	Purchase Agreement, dated June 25, 2018, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-38240	99.1	6/28/18

10.14	Form of Confirmation for Capped Call Transactions	8-K	001-38240	99.2	6/28/18

21.1	Subsidiaries of the Registrant					x

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan.
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

MONGODB, INC.

Date: April 1, 2019	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dev Ittycheria	President, Chief Executive Officer and Director	April 1, 2019
Dev Ittycheria	(Principal Executive Officer)

/s/ Michael Gordon	Chief Operating Officer and Chief Financial Officer	April 1, 2019
Michael Gordon	(Principal Financial Officer)

/s/ Thomas Bull	Corporate Controller	April 1, 2019
Thomas Bull	(Principal Accounting Officer)

/s/ Kevin P. Ryan	Director	April 1, 2019
Kevin P. Ryan

/s/ Roelof Botha	Director	April 1, 2019
Roelof Botha

/s/ Hope Cochran	Director	April 1, 2019
Hope Cochran

/s/ Charles M. Hazard, Jr.	Director	April 1, 2019
Charles M. Hazard, Jr.

/s/ Eliot Horowitz	Director	April 1, 2019
Eliot Horowitz

/s/ Tom Killalea	Director	April 1, 2019
Tom Killalea

/s/ John McMahon	Director	April 1, 2019
John McMahon