Form 10-Q
period 2019-04-30
MongoDB, Inc.
filed 2019-06-07
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38240
___________________
MONGODB, INC.
(Exact Name of Registrant as Specified in its Charter)
___________________

Delaware	26-1463205
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, 38th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 646-727-4092
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	MDB	The Nasdaq Stock Market LLC
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☒
As of June 3, 2019, there were 41,955,411 shares of the registrant’s Class A common stock and 13,373,252 shares of the registrant’s Class B common stock, each with a par value of $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	April 30, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$158,060	$147,831
Short-term investments	318,346	318,139
Accounts receivable, net of allowance for doubtful accounts of $1,770 and $1,539 as of April 30, 2019 and January 31, 2019, respectively	61,600	72,808
Deferred commissions	16,932	15,878
Prepaid expenses and other current assets	12,251	11,580
Total current assets	567,189	566,236
Property and equipment, net	60,309	73,664
Operating lease right-of-use assets	12,378	—
Goodwill	41,878	41,878
Acquired intangible assets, net	14,223	15,894
Deferred tax assets	1,753	1,193
Other assets	36,511	34,611
Total assets	$734,241	$733,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,080	$2,153
Accrued compensation and benefits	24,122	25,982
Operating lease liabilities	3,575	—
Other accrued liabilities	20,138	14,169
Deferred revenue	128,252	122,333
Total current liabilities	178,167	164,637
Deferred rent, non-current	—	2,567
Deferred tax liability, non-current	109	106
Operating lease liabilities, non-current	9,827	—
Deferred revenue, non-current	15,443	15,343
Convertible senior notes, net	220,079	216,858
Other liabilities, non-current	62,748	69,399
Total liabilities	486,373	468,910
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of April 30, 2019 and January 31, 2019; 41,843,367 and 36,286,573 shares issued and outstanding as of April 30, 2019 and January 31, 2019, respectively	42	36
Class B common stock, par value of $0.001 per share; 100,000,000 shares authorized as of April 30, 2019 and January 31, 2019; 13,532,080 and 18,134,608 shares issued as of April 30, 2019 and January 31, 2019, respectively; 13,432,709 and 18,035,237 shares outstanding as of April 30, 2019 and January 31, 2019, respectively	13	18
Additional paid-in capital	775,185	754,612
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of April 30, 2019 and January 31, 2019	(1,319)	(1,319)
Accumulated other comprehensive loss	(103)	(174)
Accumulated deficit	(525,950)	(488,607)
Total stockholders’ equity	247,868	264,566
Total liabilities and stockholders’ equity	$734,241	$733,476
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Revenue:
Subscription	$83,994	$46,069
Services	5,394	4,070
Total revenue	89,388	50,139
Cost of revenue:
Subscription	22,595	10,070
Services	5,577	3,679
Total cost of revenue	28,172	13,749
Gross profit	61,216	36,390
Operating expenses:
Sales and marketing	46,120	33,197
Research and development	30,868	18,645
General and administrative	14,805	11,227
Total operating expenses	91,793	63,069
Loss from operations	(30,577)	(26,679)
Other income (expense):
Interest income	2,303	959
Interest expense	(4,689)	—
Other expense, net	(415)	(368)
Loss before provision for income taxes	(33,378)	(26,088)
Provision (benefit) for income taxes	(138)	467
Net loss	$(33,240)	$(26,555)
Net loss per share, basic and diluted	$(0.61)	$(0.53)
Weighted-average shares used to compute net loss per share, basic and diluted	54,710,746	50,350,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Net loss	$(33,240)	$(26,555)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	58	(82)
Foreign currency translation adjustments	13	(33)
Other comprehensive income (loss)	71	(115)
Total comprehensive loss	$(33,169)	$(26,670)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2019	54,321,810	$54	$754,612	$(1,319)	$(174)	$(488,607)	$264,566
Cumulative effect of accounting change	—	—	—	—	—	(4,103)	(4,103)
Stock option exercises	831,901	1	6,437	—	—	—	6,438
Repurchase of early exercised options	(3,981)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	127	—	—	—	127
Vesting of restricted stock units	126,346	—	—	—	—	—	—
Stock-based compensation	—	—	14,009	—	—	—	14,009
Unrealized loss on available-for-sale securities	—	—	—	—	58	—	58
Foreign currency translation adjustment	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(33,240)	(33,240)
Balances as of April 30, 2019	55,276,076	$55	$775,185	$(1,319)	$(103)	$(525,950)	$247,868

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2018	50,575,571	$51	$638,680	$(1,319)	$(159)	$(389,596)	$247,657
Stock option exercises	40,723	—	252	—	—	—	252
Repurchase of early exercised options	(19,395)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	533	—	—	—	533
Vesting of restricted stock units	125	—	—	—	—	—	—
Stock-based compensation	—	—	7,508	—	—	—	7,508
Unrealized loss on available-for-sale securities	—	—	—	—	(82)	—	(82)
Foreign currency translation adjustment	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	(26,555)	(26,555)
Balances as of April 30, 2018	50,597,024	$51	$646,973	$(1,319)	$(274)	$(416,151)	$229,280
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Cash flows from operating activities
Net loss	$(33,240)	$(26,555)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,323	817
Stock-based compensation	14,009	7,508
Amortization of debt discount and issuance costs	3,221	—
Amortization of finance right-of-use assets	994	—
Non-cash interest on finance lease liabilities	905	—
Deferred income taxes	(557)	4
Accretion of discount on short-term investments	(1,509)	(381)
Change in operating assets and liabilities:
Accounts receivable	10,960	14,018
Prepaid expenses and other current assets	(260)	(2,865)
Deferred commissions	(2,987)	(1,268)
Other long-term assets	32	(70)
Accounts payable	(268)	(639)
Deferred rent	—	472
Accrued liabilities	3,324	(1,967)
Deferred revenue	6,267	2,877
Net cash provided by (used in) operating activities	3,214	(8,049)
Cash flows from investing activities
Purchases of property and equipment	(389)	(367)
Proceeds from maturities of marketable securities	140,000	58,000
Purchases of marketable securities	(139,024)	—
Net cash provided by investing activities	587	57,633
Cash flows from financing activities
Proceeds from exercise of stock options, including early exercised stock options	6,437	288
Repurchase of early exercised stock options	(30)	(152)
Net cash provided by financing activities	6,407	136
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	19	(8)
Net increase in cash, cash equivalents and restricted cash	10,227	49,712
Cash, cash equivalents and restricted cash, beginning of period	148,347	62,427
Cash, cash equivalents and restricted cash, end of period	$158,574	$112,139
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$735	$118
Noncash investing and financing activities
Vesting of early exercised stock options	$127	$533
Purchases of property and equipment included in accounts payable and accrued liabilities	$283	$51
Construction in progress related to build-to-suit lease obligations	$—	$4,225
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$158,060	$111,617
Restricted cash, non-current	514	522
Total cash, cash equivalents and restricted cash	$158,574	$112,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of April 30, 2019, the interim condensed consolidated statements of stockholders’ equity for the three months ended April 30, 2019 and 2018, the interim condensed consolidated statements of operations and of comprehensive loss for the three months ended April 30, 2019 and 2018 and the interim condensed consolidated statements of cash flows for the three months ended April 30, 2019 and 2018 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of April 30, 2019, its statements of stockholders’ equity as of April 30, 2019 and 2018, its results of operations and of comprehensive loss for the three months ended April 30, 2019 and 2018, and its statements of cash flows for the three months ended April 30, 2019 and 2018. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2020 or for any other future year or interim period.
The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet data as of January 31, 2019 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “2019 Form 10-K”).
Effective February 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). All amounts and disclosures in this Quarterly Report on Form 10-Q have been updated to comply with the new revenue standard.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Company’s 2019 Form 10-K other than the adoption of the new accounting guidance related to leases and stock-based compensation, effective February 1, 2019, as discussed in “Recently Adopted Accounting Pronouncements” below. Further disclosures with respect to the Company’s leases are also included in Note 5, Leases.
Related Party Transactions
All contracts with related parties are executed in ordinary course of business. There were no material related party transactions in the three months ended April 30, 2019 and 2018. As of April 30, 2019 and January 31, 2019, there were no material amounts payable to or amounts receivable from related parties.
Recently Adopted Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, codified as Accounting Standards Codification 842 (“ASC 842”), which requires lessees to record the assets and liabilities arising from all leases, with the exception of short-term leases, on the balance sheet. Under ASC 842, lessees will recognize a liability for lease payments and a right-of-use asset. This guidance retains the distinction between finance leases and operating leases and the classification criteria for finance leases remains similar. For finance leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows.
The Company adopted the new lease accounting standard effective February 1, 2019 using the additional transition method described in ASU No. 2018-11, Leases – Targeted Improvements, which was issued in July 2018. Under the additional transition method, the Company recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease right-of-use assets and operating lease liabilities on its condensed consolidated balance sheet on February 1, 2019 without retrospective application to comparative periods. The adoption of ASC 842 resulted in recognition of right-of-use assets of $53.7 million, which included the impact of existing deferred rents of $2.9 million and lease liabilities of $70.2 million, along with a cumulative impact of $4.1 million on the opening accumulated deficit, as of February 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which allowed the Company to carry forward its historical assessments of whether contracts are or contain leases, lease classification and initial direct costs. See Note 5, Leases, for additional details.
The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are disclosed separately on the consolidated balance sheets and the finance lease is included in property and equipment, net, other accrued liabilities and other liabilities, non-current. The Company has elected an accounting policy to not recognize short-term leases (one year or less) on the consolidated balance sheet. Operating lease right of use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As all of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used based on the information available at commencement date in determining the present value of future payments. The operating lease right of use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component.
Stock-Based Compensation. In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, with certain exceptions. The new guidance was effective for the Company for fiscal year beginning February 1, 2019 and the adoption had no material impact on its consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year beginning February 1, 2020, though early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
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
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of April 30, 2019 and January 31, 2019, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at April 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$50,356	$—	$—	$50,356
Short-term investments:
U.S. government treasury securities	318,346	—	—	318,346
Total financial assets	$368,702	$—	$—	$368,702

	Fair Value Measurement at January 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$88,015	$—	$—	$88,015
Short-term investments:
U.S. government treasury securities	318,139	—	—	318,139
Total financial assets	$406,154	$—	$—	$406,154
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. As of April 30, 2019 and

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than one year.
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding Notes (as defined below) on a quarterly basis for disclosure purposes. The Company considers the fair value of the Notes at April 30, 2019 to be a Level 2 measurement due to limited trading activity of the Notes. Refer to Note 4, Convertible Senior Notes, to the condensed consolidated financial statements for further details.

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
During the three months ended April 30, 2019, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on April 30, 2019 (the last trading day of the fiscal quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between May 1, 2019 through July 31, 2019. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of April 30, 2019, the Company had not

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

received any conversion notices. Since the Company has the election of repaying the Notes in cash, shares of the Company’s Class A common stock, or a combination of both, the Company continued to classify the Notes as long-term debt on the Company’s condensed consolidated balance sheet as of April 30, 2019.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

April 30, 2019
Principal	$300,000
Unamortized debt discount	(74,178)
Unamortized debt issuance costs	(5,743)
Net carrying amount	$220,079
The net carrying amount of the equity component of the Notes was as follows (in thousands):

April 30, 2019
Debt discount for conversion option	$84,168
Issuance costs	(2,485)
Net carrying amount	$81,683
As of April 30, 2019, the total estimated fair value of the Notes was approximately $630.8 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
The following table sets forth the interest expense related to the Notes (in thousands):

	Three Months Ended April 30,
	2019	2018
Contractual interest expense	$563	$—
Amortization of debt discount	3,033	—
Amortization of issuance costs	188	—
Total	$3,784	$—

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capped Calls
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $68.15 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $106.90 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.4 million shares of the Company’s Class A common stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $37.1 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.
5. Leases
Finance Lease
In December 2017, the Company entered into a lease agreement for 106,230 rentable square feet of office space (the “Premises”) to accommodate its growing employee base in New York City. The Company received delivery of the Premises on January 1, 2018 to commence construction to renovate the Premises. Total estimated aggregate base rent payments over the initial 12-year term of the lease are $87.3 million, with payments beginning 18 months after delivery of the Premises. The Company has the option to extend the term of the lease by an additional 5 years.
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
Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statement of operations were as follows (in thousands):

Three Months Ended April 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$994
Interest on lease liabilities	905
Operating lease cost	967
Short-term lease cost	395
Total lease cost	$3,261

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet Components
The balances of the Company’s operating and finance leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

April 30, 2019
Operating Leases:
Operating lease right-of-use assets	$12,378
Operating lease liabilities (current)	3,575
Operating lease liabilities, non-current	9,827
Finance Lease:
Property and equipment, net	$42,392
Other accrued liabilities	2,133
Other liabilities, non-current	62,755
Supplemental Information
The following table presents supplemental information related to the Company’s operating and finance leases during the three months ended April 30, 2019 (in thousands, except weighted-average information):

Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$—
Operating cash flows from operating leases	1,032
Financing cash flows from finance lease	—
Right-of-use assets obtained in exchange for lease obligations:
Finance lease	$—
Operating leases	2,269
Weighted-average remaining lease term (in years):
Finance lease	10.7
Operating leases	4.8
Weighted-average discount rate:
Finance lease	5.6%
Operating leases	6.1%

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of April 30, 2019 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2020	$3,732	$4,017
2021	8,073	4,189
2022	8,073	2,579
2023	8,073	2,529
2024	8,073	1,014
Thereafter	51,274	2,103
Total minimum payments	87,298	16,431
Less imputed interest	(22,410)	(3,029)
Present value of future minimum lease payments	64,888	13,402
Less current obligations under leases	(2,133)	(3,575)
Non-current lease obligations	$62,755	$9,827
Future minimum lease payments under non-cancelable financing and operating leases, based on the previous lease accounting standard, as of January 31, 2019, were as follows (in thousands):

Year Ending January 31,	Financing Lease	Operating Leases
2020	$3,732	$4,578
2021	8,073	3,765
2022	8,073	2,277
2023	8,073	2,224
2024	8,073	922
Thereafter	51,274	2,149
Total minimum payments	$87,298	$15,915

6.	Commitments and Contingencies
Non-cancelable Material Commitments
During the three months ended April 30, 2019, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2019 Form 10-K.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. For example, on March 12, 2019, Realtime Data filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims, and other matters.
Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of April 30, 2019 and January 31, 2019, therefore, the Company has not recorded an accrual for such contingencies.
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended April 30,
	2019	2018
Primary geographical markets:
Americas	$57,756	$33,420
EMEA	25,320	14,024
Asia Pacific	6,312	2,695
Total	$89,388	$50,139

Subscription product categories and services:
MongoDB Atlas-related	$30,863	$6,963
Other subscription	53,131	39,106
Services	5,394	4,070
Total	$89,388	$50,139
Customers located in the United States accounted for 60% and 63% of total revenue for the three months ended April 30, 2019 and 2018, respectively. Customers located in the United Kingdom accounted for 10% and 9% of total revenue for the three months ended April 30, 2019 and 2018, respectively. No other country accounted for 10% or more of revenue for the periods presented.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of April 30, 2019 and 2018, substantially all of the Company’s long-lived assets were located in the United States.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheet and consists of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of April 30, 2019 and January 31, 2019 was $143.7 million and $137.7 million, respectively. For the three months ended April 30, 2019 and 2018, revenue recognized from deferred revenue at the beginning of each period was $45.1 million and $30.3 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of April 30, 2019, the aggregate transaction price allocated to remaining performance obligations was $178.8 million. Approximately 53% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applied the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of April 30, 2019, unbilled receivables were $7.9 million.
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
Deferred commissions were $51.6 million as of April 30, 2019. Amortization expense with respect to deferred commissions was $4.4 million and $3.1 million for the three months ended April 30, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

8.	Equity Incentive Plans and Employee Stock Purchase Plan
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes stock option activity for the three months ended April 30, 2019 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2019	8,621,010	$7.75	6.7	$729,392
Stock options exercised	(831,901)	7.71
Stock options forfeited and expired	(77,121)	10.45
Balance - April 30, 2019	7,711,988	7.73	6.5	1,027,149
Vested and exercisable - January 31, 2019	5,342,183	6.95	6.0	456,275
Vested and exercisable - April 30, 2019	4,917,890	$6.95	5.9	$658,851
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
The following table summarizes RSU activity for the three months ended April 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2019	1,988,774	$54.22
RSUs granted	1,027,610	105.50
RSUs vested	(126,346)	45.42
RSUs forfeited and canceled	(24,629)	56.03
Unvested - April 30, 2019	2,865,409	$72.98
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
Cost of revenue—subscription	$988	$359
Cost of revenue—services	593	184
Sales and marketing	4,940	2,218
Research and development	4,520	2,206
General and administrative	2,968	2,610
Total stock-based compensation expense	$14,009	$7,577

9.	Net Loss per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period, including stock options and

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restricted stock units. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive due to the net loss reported for each period presented.
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2019	2018
Numerator:
Net loss	$(33,240)	$(26,555)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	54,710,746	50,350,052

Net loss per share, basic and diluted	$(0.61)	$(0.53)
The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of April 30, 2019 would have been convertible into approximately 4.4 million shares of the Company’s Class A common stock. However, the Company currently expects to settle the principal amount of the Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the Notes. In connection with the issuance of the Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes.
During the three months ended April 30, 2019, the average market price of the Company’s Class A common stock was $122.10, which exceeded the initial conversion price. The Company had not received any conversion notices through the issuance date of these unaudited condensed consolidated financial statements. For disclosure purposes, the Company calculated the potentially dilutive effect of the conversion spread, which is included in the table below.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive.

	Three Months Ended April 30,
	2019	2018
Stock options to purchase Class A common stock	2,471,439	3,539,338
Stock options to purchase Class B common stock	5,700,441	9,001,291
Unvested restricted stock units	2,561,471	646,518
Early exercised stock options	47,550	234,646
Shares underlying the conversion spread in the convertible senior notes	1,945,081	—

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes
The Company recorded a provision (benefit) related to income taxes of $(0.1) million and $0.5 million for the three months ended April 30, 2019 and 2018, respectively. The provision (benefit) related to income taxes was primarily due to foreign taxes offset by excess tax deductions in the United Kingdom with respect to stock option exercises. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of April 30, 2019, the Company’s net unrecognized tax benefits totaled $4.6 million, of which $0.1 million would impact the Company’s effective tax rate if recognized. The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next twelve months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s interim unaudited condensed consolidated financial statements.
11. Subsequent Events
On April 23, 2019, the Company entered into an Agreement and Plan of Merger Agreement (the “Merger Agreement”) with Kingdom Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), Tightdb, Inc. (“Realm”), and Fortis Advisors LLC, solely in its capacity as the Stockholder Agent, to acquire all of the issued and outstanding capital stock of Realm for a purchase price of $39.0 million in cash, subject to working capital, cash, debt, transaction expenses and other closing adjustments. Realm was a privately held mobile database company.
Pursuant to the Merger Agreement, on May 7, 2019, Merger Sub was merged with and into Realm, and Realm continued as the surviving corporation and as a wholly-owned subsidiary of the Company. The Merger Agreement contains customary representations and warranties of each of the parties. The Merger Agreement also contains indemnification rights whereby the Company and its subsidiaries will be indemnified for breaches of or inaccuracies in counterparty representations, warranties, covenants and certain other matters (subject to certain limitations).
In connection with the transaction, certain employees of Realm have accepted offers of employment made by the Company to continue with the Company following the closing of the Merger.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “2019 Form 10-K”). All information presented herein is based on our fiscal calendar, which ends January 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years. Effective February 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) as discussed in the Company’s consolidated financial statements and related notes “Recently Adopted Accounting Pronouncements.” All amounts and disclosures in this Quarterly Report on Form 10-Q have been updated to comply with the new revenue standard.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, including our expectations regarding our future operating expenses. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part 2, Item 1A of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications, while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount was 1,331 as of April 30, 2019, an increase from 999 as of April 30, 2018.
We generate revenue primarily from sales of subscriptions, which accounted for 94% of our total revenue for the three months ended April 30, 2019, and 92% of our total revenue for the three months ended April 30, 2018. Our primary subscription package is MongoDB Enterprise Advanced, which represented 54% and 67% of our subscription revenue for the three months ended April 30, 2019 and 2018, respectively. For the fiscal years ended January 31, 2019, 2018 and 2017, MongoDB Enterprise Advanced represented 60%, 69% and 72% of our subscription revenue, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.

Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. As a result, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. Our subscription offerings are generally priced on a per server basis, subject to a per server RAM limit. The majority of our subscription contracts are one year in duration and invoiced upfront. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our cloud-hosted database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three months ended April 30, 2019 and 2018, MongoDB Atlas revenue represented 35% and 14% of our total revenue, respectively, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual commitments and pay in advance or are invoiced monthly based on usage. Given our platform has been downloaded from our website more than 65 million times since February 2009 and over 25 million times in the last 12 months alone, a core component of our growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to become customers of MongoDB Atlas and enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 6% of our total revenue for the three months ended April 30, 2019 and 8% of our total revenue for the three months ended April 30, 2018. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the data management software market, is forecast to be $64 billion in 2019 growing to approximately $98 billion in 2023, representing an 11% compound annual growth rate. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Key Factors Affecting Our Performance
Growing Our Customer Base
We are focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of April 30, 2019, we had over 14,200 customers across a wide range of industries and in over 100 countries, compared to over 6,600 customers as of April 30, 2018. All affiliated entities are counted as a single customer.
Our customer count as of April 30, 2019 includes customers acquired from mLab, which acquisition closed on November 1, 2018. Our definition of “customer” excludes (1) users of our free offerings and (2) users acquired from mLab who spend less than $20 per month with us, which users collectively represent an immaterial portion of the revenue associated with users acquired from mLab.
As of April 30, 2019, we had over 1,800 customers that were sold through our direct sales force and channel partners, as compared to over 1,550 such customers as of April 30, 2018. These customers, which we refer to as our Direct Sales Customers, accounted for 77% and 88% of our subscription revenue for the three months ended April 30, 2019 and 2018, respectively.
Increasing Adoption of MongoDB Atlas
MongoDB Atlas, our hosted multi-cloud offering, is an important part of our run-anywhere strategy. With MongoDB Atlas, customers can enjoy the benefits of consuming MongoDB as a service in the public cloud, enabling customers to remove themselves from the complexity of managing the database and related underlying infrastructure. We initially launched MongoDB Atlas in 2016 and generated revenue by migrating existing users of our Community Server. During 2018, we expanded the functionality available in MongoDB Atlas beyond that of our Community Server offering, including adding advanced security features, enterprise-standard authentication and database auditing to MongoDB Atlas to allow Atlas to support mission-critical enterprise workloads.
MongoDB Atlas is available on all three major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure) in North America, Europe and Asia Pacific. In addition, MongoDB Atlas is available on AWS Marketplace, making it easier for AWS customers to buy and consume MongoDB Atlas. We recently announced a new business partnership with GCP that will provide deeper product integration and unified billing for GCP customers who are also MongoDB Atlas customers. This partnership will allow GCP customers a seamless integration of all the features of MongoDB Atlas with GCP’s identity and access management, logging and monitoring, Kubernetes and Tensorflow.
We have invested significantly in MongoDB Atlas and our ability to drive adoption of MongoDB Atlas is a key component of our growth strategy. We offer a free tier on AWS, GCP and Microsoft Azure, which provides limited processing power and storage, in order to drive usage and adoption of MongoDB Atlas among developers. In addition, we offer tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. From its launch in June 2016, we have grown MongoDB Atlas to over 12,300 customers as of April 30, 2019. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads, as well as customers from mLab, as described above.
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
We monitor annualized recurring revenue (“ARR”) to help us measure our subscription performance. We define ARR as the subscription revenue we would contractually expect to receive from customers over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes self-service products, including MongoDB Atlas not sold on a commitment basis. ARR also excludes professional services. For customers who utilize our self-service offerings, we measure the annualized monthly recurring revenue (“MRR”), which is calculated by annualizing their usage of our self-serve products in the prior 30 days and assuming no increases or reductions in their usage. The number of customers with $100,000 or greater in ARR and annualized MRR was 598 and 394 as of April 30, 2019 and 2018, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
Components of Results of Operations
Revenue
Subscription Revenue. We derive subscription revenue by offering subscriptions to our platform and hosted database-as‑a‑service solutions. Revenue from subscriptions to our platform is recognized upfront for the license component and ratably for the technical support and when-and-if available update components. Revenue from our hosted database-as‑a‑service solutions is primarily generated on a usage basis and is billed either in arrears or paid up front. The majority of our subscription contracts are one year in duration and are invoiced upfront. Our subscription contracts are generally non-cancelable and non-refundable. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel costs, including salaries, bonuses and benefits, and stock‑based compensation, for employees associated with our subscription arrangements principally related to technical support and allocated shared costs, as well as depreciation and amortization. Our cost of subscription revenue for our hosted as‑a‑service solutions includes third‑party cloud infrastructure expenses. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and, depending on the results of MongoDB Atlas, our cost of subscription revenue may increase as a percentage of subscription revenue as well.
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
Provision (Benefit) for Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2019, we had net operating loss (“NOL”) carryforwards for federal, state and Irish income tax purposes of $359.2 million, $239.5 million and $199.5 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes if not utilized. Ireland and the United States allow NOLs to be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. Utilization of the federal NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.
Three Months Ended April 30, 2019 Summary
For the three months ended April 30, 2019, our total revenue was $89.4 million as compared to $50.1 million for the three months ended April 30, 2018. Our net loss was $33.2 million for the three months ended April 30, 2019 as compared to $26.6 million for the three months ended April 30, 2018.
Our operating cash flow was $3.2 million and $(8.0) million for the three months ended April 30, 2019 and 2018, respectively. Our free cash flow was $2.8 million and $(8.4) million for the three months ended April 30, 2019 and 2018, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue:

	Three Months Ended April 30,
	2019	2018
	(unaudited, dollars in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$83,994	$46,069
Services	5,394	4,070
Total revenue	89,388	50,139
Cost of revenue:
Subscription(1)	22,595	10,070
Services(1)	5,577	3,679
Total cost of revenue	28,172	13,749
Gross profit	61,216	36,390
Operating expenses:
Sales and marketing(1)	46,120	33,197
Research and development(1)	30,868	18,645
General and administrative(1)	14,805	11,227
Total operating expenses	91,793	63,069
Loss from operations	(30,577)	(26,679)
Other income (expense), net	(2,801)	591
Loss before provision for income taxes	(33,378)	(26,088)
Provision (benefit) for income taxes	(138)	467
Net loss	$(33,240)	$(26,555)

(1)	Includes stock‑based compensation expense as follows:

	Three Months Ended April 30,
	2019	2018
	(unaudited, dollars in thousands)
Cost of revenue—subscription	$988	$359
Cost of revenue—services	593	184
Sales and marketing	4,940	2,218
Research and development	4,520	2,206
General and administrative	2,968	2,610
Total stock‑based compensation expense	$14,009	$7,577

	Three Months Ended April 30,
	2019	2018
	(unaudited, dollars in thousands)
Percentage of Revenue Data:
Revenue:
Subscription	94%	92%
Services	6%	8%
Total revenue	100%	100%
Cost of revenue:
Subscription	25%	20%
Services	6%	7%
Total cost of revenue	31%	27%
Gross profit	69%	73%
Operating expenses:
Sales and marketing	52%	66%
Research and development	34%	38%
General and administrative	17%	22%
Total operating expenses	103%	126%
Loss from operations	(34)%	(53)%
Other income (expense), net	(3)%	1%
Loss before provision for income taxes	(37)%	(52)%
Provision for income taxes	—%	—%
Net loss	(37)%	(52)%
Comparison of the Three Months Ended April 30, 2019 and 2018
Revenue

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, dollars in thousands)
Subscription	$83,994	$46,069	$37,925	82%
Services	5,394	4,070	1,324	33%
Total revenue	$89,388	$50,139	$39,249	78%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $37.9 million primarily due to $19.8 million from sales to new customers, including mLab customers. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, dollars in thousands)
Subscription cost of revenue	$22,595	$10,070	$12,525	124%
Services cost of revenue	5,577	3,679	1,898	52%
Total cost of revenue	28,172	13,749	14,423	105%
Gross profit	$61,216	$36,390	$24,826	68%
Gross margin	68%	73%
Subscription	73%	78%
Services	(3)%	10%
The increase in subscription cost of revenue was primarily due to a $9.8 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $2.0 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher headcount in our services organization. Total headcount in our support and services organizations increased 19% from April 30, 2018 to April 30, 2019.
Our overall gross margin declined due to the increase in subscription revenue from MongoDB Atlas as a percentage of our overall revenue. This change in revenue mix caused gross margin to decline due to the increase in third-party cloud infrastructure costs associated with MongoDB Atlas. In addition, our cost of revenue included higher personnel costs and stock-based compensation. Our services gross margin is subject to fluctuations as a result of timing of sales of standalone consulting and training services.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, dollars in thousands)
Sales and marketing	$46,120	$33,197	$12,923	39%
The increase in sales and marketing expense included $8.0 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 527 as of April 30, 2019 from 403 as of April 30, 2018. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company. Sales and marketing expense also increased $2.9 million attributable to higher headcount, including increased travel and related expenses and higher commissions expense. In addition, expenses increased $0.9 million due to higher spend on marketing programs, including for MongoDB Atlas. Sales and marketing expense included $0.7 million from the amortization for the customer relationships intangible asset associated with our acquisition of mLab on November 1, 2018.
Research and Development

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, dollars in thousands)
Research and development	$30,868	$18,645	$12,223	66%
The increase in research and development expense was primarily driven by an $8.0 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 43%. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company. Also included in research and development expenses is $2.7 million from the amortization of the founder holdback and developed technology intangible asset associated with our acquisition of mLab.
General and Administrative

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, dollars in thousands)
General and administrative	$14,805	$11,227	$3,578	32%
The increase in general and administrative expense was primarily due to a 41% increase in general and administrative personnel headcount, in part driven by the increased compliance requirements of being a publicly-traded company, resulting in an increase of $2.1 million from higher personnel costs and stock-based compensation. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of being a publicly traded company. In addition, professional services expense, particularly for public company compliance costs, increased $0.8 million. General and administrative expense also included $0.3 million of costs associated with our acquisition of Realm, which closed on May 7, 2019.
Other Income, net

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, dollars in thousands)
Other income, net	$(2,801)	$591	$(3,392)	(574)%
The decrease in other income, net was primarily due to interest expense related to the outstanding 0.75% convertible senior notes due 2024 (the “Notes”), as well as interest expense associated with our financing lease for our New York City office, which expense had previously been capitalized as a build-to-suit asset during the construction phase for most of 2018. These expenses were partially offset by an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the three months ended April 30, 2019 as compared to prior-year period.
Provision for (Benefit from) Income Taxes

	Three Months Ended April 30,		Change
	2019	2018	$	%
	(unaudited, dollars in thousands)
Provision for (Benefit from) income taxes	$(138)	$467	$(605)	(130)%
The decrease in the provision for income taxes was primarily due to an increase in stock option exercises, which generated excess tax deductions in the United Kingdom and was recorded as an income tax benefit in the three months ended April 30, 2019. The decrease in the provision was partially offset by an increase in foreign taxes as we continued our global expansion.
Liquidity and Capital Resources
As of April 30, 2019, we had cash, cash equivalents, short‑term investments and restricted cash totaling $476.9 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards.
We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. As of April 30, 2019, we had an accumulated deficit of $526.0 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, and the continuing market acceptance of our subscriptions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2019	2018
	(unaudited, dollars in thousands)
Net cash provided by (used in) operating activities	$3,214	$(8,049)
Net cash provided by investing activities	587	57,633
Net cash provided by financing activities	$6,407	$136
Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures and capitalized software development costs, if any. During the three months ended April 30, 2019 and 2018, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results. The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated.

	Three Months Ended April 30,
	2019	2018
	(unaudited, dollars in thousands)
Net cash provided by (used in) operating activities	$3,214	$(8,049)
Capital expenditures	(389)	(367)
Capitalized software	—	—
Free cash flow	$2,825	$(8,416)
Operating Activities
Cash provided by operating activities during the three months ended April 30, 2019 was $3.2 million primarily driven by cash collections, which decreased our accounts receivable by $11.0 million and increased our deferred revenue by $6.3 million, reflecting the overall growth of our sales and our expanding customer base. Also, our accrued liabilities increased $3.3 million, primarily from commissions accrued as of April 30, 2019. In addition, our net loss of $33.2 million included non‑cash charges of $14.0 million for stock‑based compensation, $3.2 million for the amortization of our debt discount and issuance costs and $2.3 million for depreciation and amortization. Partially offsetting these benefits to our operating cash flow were an increase of $3.0 million in deferred commissions and an increase of $0.3 million in prepaid expenses.
Cash used in operating activities during the three months ended April 30, 2018 was $8.0 million primarily driven by our net loss of $26.6 million and was partially offset by non‑cash charges of $7.5 million for stock‑based compensation and $0.8 million for depreciation and amortization. In addition, our accounts receivable decreased $14.0 million due to cash collections and our deferred revenue increased $2.9 million resulting from the overall growth of our sales and our expanding customer base. The cash inflows from our accounts receivable and deferred revenue were partially offset by an increase of $3.2 million in prepaid expenses and other current assets and a decrease of $2.0 million in accrued liabilities and $1.3 million in accrued commissions, primarily from the payment of bonuses and commissions that had been accrued as of January 31, 2018.
Investing Activities
Cash provided by investing activities during the three months ended April 30, 2019 of $0.6 million resulted from the maturities of marketable securities offset by purchases of marketable securities and property and equipment.
Cash provided by investing activities during the three months ended April 30, 2018 of $57.6 million resulted primarily from the maturities of marketable securities.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2019 was $6.4 million primarily due to the proceeds from the exercise of stock options.
Cash provided by financing activities during the three months ended April 30, 2018 was $0.1 million primarily due to proceeds from the exercise of stock options offset by the repurchase of early exercised stock options.
Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and results from time to time. In addition, as a result of the recent adoption of Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (Topic 606), we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license.
Off Balance Sheet Arrangements
As of April 30, 2019, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
During the three months ended April 30, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2019 Form 10-K. Refer to Note 5, Leases, and Note 6, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
There have been no material changes in our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2019 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements, including our adoption of the new lease standard under Accounting Standards Codification 842.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of April 30, 2019, we had cash, cash equivalents, restricted cash and short-term investments of $476.9 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of April 30, 2019.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three months ended April 30, 2019 and 2018. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2019. Based on the evaluation of our disclosure controls and procedures as of April 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We primarily compete with established legacy database software providers such as IBM, Microsoft, Oracle and other similar companies. We also compete with public cloud providers such as Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”), and Microsoft Azure that offer database functionality and non‑relational database software providers. In addition, other large software and internet companies may seek to enter our market.
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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our offerings. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of paying for our products and services. The length of our sales cycle, from initial evaluation to payment for our offerings is generally three to nine months, but can vary substantially from customer to customer or from application to application within a given customer. As the purchase and deployment of our products can be dependent upon customer initiatives, our sales cycle can extend to more than a year for some customers. Customers often view a subscription to our products and services as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our product offering prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•	the effectiveness of our sales force, in particular new sales people as we increase the size of our sales force;
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
Our customers rely on our personnel for support of our software and services included in our subscription packages. High‑quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high‑quality support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation and relationships with existing or potential customers could be harmed.
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Gramm Leach Bliley Act and state laws relating to privacy and data security, including the California Consumer Privacy Act, which is scheduled to go into effect in January 2020. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we, or our customers, must comply. There may be substantial amounts of personally identifiable information or other sensitive information uploaded to our services and managed using our software.
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
The estimates of market opportunity and forecasts of market growth included in this Quarterly Report on Form 10-Q may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the market in which we compete meets the size estimates and growth forecasted in this Quarterly Report on Form 10-Q, our business could fail to grow for a variety of reasons, which would adversely affect our results of operations.
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
On November 1, 2018, we acquired ObjectLabs Corporation (“mLab”), a privately held company, headquartered in San Francisco, California, that offers cloud database services. On May 7, 2019, we acquired Tightdb, Inc. (“Realm”), a privately held mobile database company. The risks we face in connection with these and other potential acquisitions include:

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

•	we may encounter challenges integrating the employees of the acquired company into our company culture;

•	we may may be unable to successfully sell any acquired products, increase adoption or usage of acquired products, or increase spend by acquired customers;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash;

•	if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business, including financial maintenance covenants; and

•	if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
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
For example, in May 2014, the FASB issued FASB ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Prior to January 31, 2019, we qualified as an “emerging growth company,” as defined in the Jump-start Our Business Start-ups Act (“JOBS Act”), which allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We elected to use this extended transition period under the JOBS Act with respect to ASU 2014‑09, but subsequently lost our “emerging growth company” status effective January 31, 2019. As a result, we adopted the new revenue standard for our fiscal year ending January 31, 2019.  The new revenue standard significantly impacted our results for the year ended January 31, 2019 as it changed the way we recognize revenue and the timing of revenue recognition related to the term license portion of our subscription revenue. We expect that the new revenue standard will result in greater variability and reduced comparability in our quarterly revenue results.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of the 2019 Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated Financial Statements include those related to revenue recognition, allowances for doubtful accounts, fair value of stock‑based awards, fair value of redeemable convertible preferred stock warrants prior to our initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, and accounting for income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Effective January 31, 2019, we are no longer an “emerging growth company,” as defined in the JOBS Act. As a result, we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock, and we may be subject to investigation or sanctions by the SEC.
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

In addition, potential tax reform in the United States may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including the Company) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our Class A common stock. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017 and significantly reformed the Internal Revenue Code of 1986, as amended (the “Code”). For a discussion of the impact of the Tax Act on our financial statements, see Note 13, Income Taxes, included in Part II, Item 8, Financial Statements and Supplementary Data, of the 2019 Form 10-K. We are currently unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our Class A common stock.
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
Our corporate headquarters is located in New York City, and we have offices in 38 other locations. A significant natural disaster or man‑made problem, such as an earthquake, fire, flood or an act of terrorism, occurring in any of these locations, or where a business partner is located, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man‑made problem were to affect datacenters used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In the event of a major disruption caused by a natural disaster or man‑made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As a result, as of April 30, 2019, holders of our Class B common stock represented approximately 76% of the voting power of our outstanding capital stock and our directors, executive officers, and each of their affiliated entities, represented approximately 63% of the voting power of our outstanding capital stock. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future. For example, holders of our Class B common stock will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock, including amendments of our amended and restated certificate of incorporation or amended and restated bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. Holders of our Class B common stock may also have interests that differ from the interests of holders of our Class A common stock and may vote in a way with which holders of our Class A common stock may disagree and which may be adverse to such holders’ interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, as of April 30, 2019, Kevin P. Ryan, Eliot Horowitz and Dwight Merriman represented approximately 43% of the voting power of our outstanding capital stock, and if they retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. As board members, Messrs. Ryan and Horowitz each owe a fiduciary duty to our stockholders and must act in good faith and in a manner they each reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Ryan, Horowitz and Merriman are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended April 30, 2019:

Period	Total number of shares purchased(1)	Average price paid per share
February 1 to February 28, 2019	365	$6.50
March 1 to March 31, 2019	1,095	$6.69
April 1 to April 30, 2019	2,521	$7.92
(1) Under certain stock option grant agreements between us and our employees, in the event an employee’s service with us terminates, we have the right to repurchase shares of Class A common stock that were acquired by such employee pursuant to the exercise of stock options that have not yet vested as of such employee’s termination date. Pursuant to these agreements, we may repurchase all or any unvested shares at the lower of (1) the fair market value of such shares (as determined under our 2016 Amended and Restated Equity Incentive Plan) on the date of repurchase, or (2) the price equal to the employee’s exercise price for such shares. The shares set forth above were repurchased pursuant to this right of repurchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of October 9, 2018, by and among the Company, Mammoth Merger Sub, Inc., ObjectLabs Corporation and Shareholder Representative Services LLC	10-Q	001-38240	2.1	12/6/2018

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/2017

10.1	Employment Agreement, between Cedric Pech and MongoDB Switzerland GmbH, dated as of February 6, 2019					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MONGODB, INC.

Date: June 7, 2019	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)