Form 10-Q
period 2019-07-31
MongoDB, Inc.
filed 2019-09-05
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-38240
___________________
MONGODB, INC.
(Exact Name of Registrant as Specified in its Charter)
___________________

Delaware		26-1463205
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1633 Broadway	38th Floor
New York	NY	10019
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: 646-727-4092
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	MDB	The Nasdaq Stock Market LLC
(Nasdaq Global Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of September 3, 2019, there were 47,098,347 shares of the registrant’s Class A common stock and 9,218,071 shares of the registrant’s Class B common stock, each with a par value of $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$186,684	$147,831
Short-term investments	249,369	318,139
Accounts receivable, net of allowance for doubtful accounts of $1,479 and $1,539 as of July 31, 2019 and January 31, 2019, respectively	66,783	72,808
Deferred commissions	18,093	15,878
Prepaid expenses and other current assets	12,444	11,580
Total current assets	533,373	566,236
Property and equipment, net	59,629	73,664
Operating lease right-of-use assets	11,698	—
Goodwill	55,484	41,878
Acquired intangible assets, net	40,102	15,894
Deferred tax assets	1,897	1,193
Other assets	39,414	34,611
Total assets	$741,597	$733,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,658	$2,153
Accrued compensation and benefits	25,670	25,982
Operating lease liabilities	3,729	—
Other accrued liabilities	25,921	14,169
Deferred revenue	131,024	122,333
Total current liabilities	189,002	164,637
Deferred rent, non-current	—	2,567
Deferred tax liability, non-current	114	106
Operating lease liabilities, non-current	9,002	—
Deferred revenue, non-current	19,175	15,343
Convertible senior notes, net	223,356	216,858
Other liabilities, non-current	61,605	69,399
Total liabilities	502,254	468,910
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of July 31, 2019 and January 31, 2019; 46,885,379 and 36,286,573 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	47	36
Class B common stock, par value of $0.001 per share; 100,000,000 shares authorized as of July 31, 2019 and January 31, 2019; 9,452,608 and 18,134,608 shares issued as of July 31, 2019 and January 31, 2019, respectively; 9,353,237 and 18,035,237 shares outstanding as of July 31, 2019 and January 31, 2019, respectively	9	18
Additional paid-in capital	804,224	754,612
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of July 31, 2019 and January 31, 2019	(1,319)	(1,319)
Accumulated other comprehensive loss	(332)	(174)
Accumulated deficit	(563,286)	(488,607)
Total stockholders’ equity	239,343	264,566
Total liabilities and stockholders’ equity	$741,597	$733,476
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue:
Subscription	$94,156	$55,086	$178,150	$101,155
Services	5,212	4,525	10,606	8,595
Total revenue	99,368	59,611	188,756	109,750
Cost of revenue:
Subscription	24,373	12,116	46,968	22,186
Services	5,829	4,378	11,406	8,057
Total cost of revenue	30,202	16,494	58,374	30,243
Gross profit	69,166	43,117	130,382	79,507
Operating expenses:
Sales and marketing	53,524	36,537	99,644	69,734
Research and development	37,140	21,430	68,008	40,075
General and administrative	16,174	12,254	30,979	23,481
Total operating expenses	106,838	70,221	198,631	133,290
Loss from operations	(37,672)	(27,104)	(68,249)	(53,783)
Other income (expense):
Interest income	2,231	1,518	4,534	2,477
Interest expense	(4,940)	(1,294)	(9,629)	(1,294)
Other expense, net	(296)	(656)	(711)	(1,024)
Loss before provision for income taxes	(40,677)	(27,536)	(74,055)	(53,624)
Provision (benefit) for income taxes	(3,341)	246	(3,479)	713
Net loss	$(37,336)	$(27,782)	$(70,576)	$(54,337)
Net loss per share, basic and diluted	$(0.67)	$(0.54)	$(1.28)	$(1.07)
Weighted-average shares used to compute net loss per share, basic and diluted	55,647,707	51,185,258	55,186,945	50,784,422
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net loss	$(37,336)	$(27,782)	$(70,576)	$(54,337)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	21	30	79	(52)
Foreign currency translation adjustment	(250)	(96)	(237)	(129)
Other comprehensive loss	(229)	(66)	(158)	(181)
Total comprehensive loss	$(37,565)	$(27,848)	$(70,734)	$(54,518)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2019	54,321,810	$54	$754,612	$(1,319)	$(174)	$(488,607)	$264,566
Cumulative effect of accounting change	—	—	—	—	—	(4,103)	(4,103)
Stock option exercises	831,901	1	6,437	—	—	—	6,438
Repurchase of early exercised options	(3,981)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	127	—	—	—	127
Vesting of restricted stock units	126,346	—	—	—	—	—	—
Stock-based compensation	—	—	14,009	—	—	—	14,009
Unrealized loss on available-for-sale securities	—	—	—	—	58	—	58
Foreign currency translation adjustment	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(33,240)	(33,240)
Balances as of April 30, 2019	55,276,076	55	775,185	(1,319)	(103)	(525,950)	247,868
Stock option exercises	665,543	1	4,913	—	—	—	4,914
Repurchase of early exercised options	(209)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	70	—	—	—	70
Vesting of restricted stock units	206,587	—	—	—	—	—	—
Stock-based compensation	—	—	17,662	—	—	—	17,662
Issuance of common stock under the Employee Stock Purchase Plan	90,619	—	6,394	—	—	—	6,394
Unrealized loss on available-for-sale securities	—	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	—	—	(250)	—	(250)
Net loss	—	—	—	—	—	(37,336)	(37,336)
Balances as of July 31, 2019	56,238,616	$56	$804,224	$(1,319)	$(332)	$(563,286)	$239,343
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2018	50,575,571	$51	$638,680	$(1,319)	$(159)	$(389,596)	$247,657
Stock option exercises	40,723	—	183	—	—	—	183
Repurchase of early exercised options	(19,395)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	533	—	—	—	533
Vesting of restricted stock units	125	—	—	—	—	—	—
Stock-based compensation	—	—	7,577	—	—	—	7,577
Unrealized loss on available-for-sale securities	—	—	—	—	(82)	—	(82)
Foreign currency translation adjustment	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	(26,555)	(26,555)
Balances as of April 30, 2018	50,597,024	51	646,973	(1,319)	(274)	(416,151)	229,280
Stock option exercises	1,150,864	1	7,894	—	—	—	7,895
Repurchase of early exercised options	(14,000)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	302	—	—	—	302
Vesting of restricted stock units	75,478	—	—	—	—	—	—
Stock-based compensation	—	—	9,009	—	—	—	9,009
Issuance of common stock under the Employee Stock Purchase Plan	275,874	—	5,626	—	—	—	5,626
Equity component of convertible senior notes	—	—	81,683	—	—	—	81,683
Purchase of capped calls	—	—	(37,086)	—	—	—	(37,086)
Unrealized loss on available-for-sale securities	—	—	—	—	30	—	30
Foreign currency translation adjustment	—	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	—	(27,782)	(27,782)
Balances as of July 31, 2018	52,085,240	$52	$714,401	$(1,319)	$(340)	$(443,933)	$268,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities
Net loss	$(70,576)	$(54,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,029	1,623
Stock-based compensation	31,671	16,586
Amortization of debt discount and issuance costs	6,498	1,094
Amortization of finance right-of-use assets	1,988	—
Non-cash interest on finance lease liabilities	1,823	—
Deferred income taxes	(4,232)	47
Accretion of discount on short-term investments	(2,751)	(1,070)
Change in operating assets and liabilities:
Accounts receivable	6,220	6,469
Prepaid expenses and other current assets	(125)	(840)
Deferred commissions	(7,046)	(3,355)
Operating lease right-of-use assets	1,119	—
Other long-term assets	27	46
Accounts payable	440	(394)
Deferred rent	—	917
Accrued liabilities	8,285	1,957
Operating lease liabilities	(1,082)	—
Deferred revenue	12,333	6,356
Net cash used in operating activities	(9,379)	(24,901)
Cash flows from investing activities
Purchases of property and equipment	(1,596)	(1,561)
Acquisition, net of cash acquired	(38,629)	—
Proceeds from maturities of marketable securities	280,000	118,000
Purchases of marketable securities	(209,025)	(300,467)
Net cash provided by (used in) investing activities	30,750	(184,028)
Cash flows from financing activities
Proceeds from exercise of stock options, including early exercised stock options	11,350	8,106
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	6,394	5,626
Repurchase of early exercised stock options	(31)	(309)
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	293,161
Payment for purchase of capped calls	—	(37,086)
Proceeds from tenant improvement allowance on build-to-suit lease	—	376
Net cash provided by financing activities	17,713	269,874
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(233)	(83)
Net increase in cash, cash equivalents and restricted cash	38,851	60,862
Cash, cash equivalents and restricted cash, beginning of period	148,347	62,427
Cash, cash equivalents and restricted cash, end of period	$187,198	$123,289

Supplemental cash flow disclosure
Noncash investing and financing activities:
Construction in progress related to build-to-suit lease obligations	$—	$10,781
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above
Cash and cash equivalents	$186,684	$122,771
Restricted cash, non-current	514	518
Total cash, cash equivalents and restricted cash	$187,198	$123,289
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
MongoDB, Inc. (“MongoDB” or the “Company”) was originally incorporated in the state of Delaware in November 2007 under the name 10Gen, Inc. In August 2013, the Company changed its name to MongoDB, Inc. The Company is headquartered in New York City. MongoDB is the leading, modern, general purpose database platform. The Company’s robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy the Company’s platform at scale in the cloud, on-premise, or in a hybrid environment. In addition to selling its software, the Company provides post-contract support, training and consulting services for its offerings. The Company’s fiscal year ends January 31.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2019, the interim condensed consolidated statements of stockholders’ equity for the three and six months ended July 31, 2019 and 2018, the interim condensed consolidated statements of operations and of comprehensive loss for the three and six months ended July 31, 2019 and 2018 and the interim condensed consolidated statements of cash flows for the six months ended July 31, 2019 and 2018 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of July 31, 2019, its statements of stockholders’ equity as of July 31, 2019 and 2018, its results of operations and of comprehensive loss for the three and six months ended July 31, 2019 and 2018 and its statements of cash flows for the six months ended July 31, 2019 and 2018. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2020 or for any other future year or interim period.
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
Use of Estimates
The preparation of the interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, stock-based compensation, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of property and equipment and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in the Company’s 2019 Form 10-K other than the adoption of the new accounting guidance related to leases and stock-based compensation, effective February 1, 2019, as discussed in “Recently Adopted Accounting Pronouncements” below. Further disclosures with respect to the Company’s leases are also included in Note 7, Leases.
Related Party Transactions
All contracts with related parties are executed in ordinary course of business. There were no material related party transactions in the three and six months ended July 31, 2019 and 2018. As of July 31, 2019 and January 31, 2019, there were no material amounts payable to or amounts receivable from related parties.
Recently Adopted Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, codified as Accounting Standards Codification 842 (“ASC 842”), which requires lessees to record the assets and liabilities arising from all leases, with the exception of short-term leases, on the balance sheet. Under ASC 842, lessees will recognize a liability for lease payments and a right-of-use asset. This guidance retains the distinction between finance leases and operating leases and the classification criteria for finance leases remains similar. For finance leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows.
The Company adopted the new lease accounting standard effective February 1, 2019 using the additional transition method described in ASU No. 2018-11, Leases – Targeted Improvements, which was issued in July 2018. Under the additional transition method, the Company recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease right-of-use assets and operating lease liabilities on its condensed consolidated balance sheet on February 1, 2019 without retrospective application to comparative periods. The adoption of ASC 842 resulted in recognition of right-of-use assets of $53.7 million, which included the impact of existing deferred rents of $2.9 million and lease liabilities of $70.2 million, along with a cumulative impact of $4.1 million on the opening accumulated deficit, as of February 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which allowed the Company to carry forward its historical assessments of whether contracts are or contain leases, lease classification and initial direct costs. See Note 7, Leases, for additional details.
The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are disclosed separately on the condensed consolidated balance sheets and the finance lease is included in property and equipment, net, other accrued liabilities and other liabilities, non-current. The Company has elected an accounting policy to not recognize short-term leases (one year or less) on the consolidated balance sheet. Operating lease right of use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used based on the information available at commencement date in determining the present value of future payments. The operating lease right of use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component.
Stock-Based Compensation. In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, with certain exceptions. The new guidance was effective for the Company for fiscal year beginning February 1, 2019 and the adoption had no material impact on its condensed consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year beginning February 1, 2020, though early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its condensed consolidated financial statements.
Cloud Computing. In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU No. 2018-15 becomes effective for the Company for the fiscal year beginning February 1, 2020, with early adoption permitted, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables, certain financial instruments and contract assets. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For available-for-sale debt securities, credit losses should be recorded through an allowance for credit losses. ASU No. 2016-13 becomes effective for the Company for the fiscal year beginning February 1, 2020 and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

3.	Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of July 31, 2019 and January 31, 2019, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at July 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$121,230	$—	$—	$121,230
Short-term investments:
U.S. government treasury securities	249,369	—	—	249,369
Total financial assets	$370,599	$—	$—	$370,599

	Fair Value Measurement at January 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$88,015	$—	$—	$88,015
Short-term investments:
U.S. government treasury securities	318,139	—	—	318,139
Total financial assets	$406,154	$—	$—	$406,154

The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. As of July 31, 2019 and

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than one year.
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding Notes (as defined below) on a quarterly basis for disclosure purposes. The Company considers the fair value of the Notes at July 31, 2019 to be a Level 2 measurement due to limited trading activity of the Notes. Refer to Note 6, Convertible Senior Notes, to the condensed consolidated financial statements for further details.

4.	Business Combinations
The Company acquired all of the issued and outstanding capital stock of Tightdb, Inc. (“Realm”) on May 7, 2019 (the “Acquisition Date”) for a purchase price of $39.0 million in cash, subject to working capital, cash, debt, transaction expenses and other closing adjustments. Realm, based in San Francisco, California, offers a mobile database, as well as a platform with real-time data synchronization between mobile applications and cloud databases.
The Company used the acquisition method to account for the purchase of Realm, which met the definition of a business. During the three months ended July 31, 2019, the Company finalized the working capital, cash, debt, transaction expenses and other closing adjustments and identified and recorded the fair value of the assets and liabilities acquired, as well as the residual value to goodwill. The allocation of the purchase price was based on available information and assumptions at the time of the initial valuation and may be subject to change within the measurement period.
The total merger consideration, after closing adjustments, was $38.8 million, which included adjustments for cash and working capital. The following table represents a summary of the purchase price (in thousands):

Amounts
Purchase price pursuant to the merger agreement	$39,000
Estimated cash amount	115
Downward closing working capital adjustment	(352)
Total purchase price to be allocated	$38,763

The following table summarizes the purchase price allocation fair values of the assets acquired and liabilities and the value of goodwill assumed at the Acquisition Date (in thousands):

Estimated Fair Value
Financial and tangible assets, net	$43
Identifiable intangible asset - developed technology	27,300
Identifiable intangible asset - customer relationships	1,700
Deferred revenue	(350)
Goodwill	10,070
Total purchase price	$38,763

Financial and tangible assets, net primarily include the cash acquired and accounts receivable, net of existing Realm obligations as of the Acquisition Date.
Developed technology includes both the Realm mobile database and the Realm Object Server, which together automatically synchronizes data between mobile applications and cloud databases, including MongoDB Atlas. The Company determined the economic useful life to be five years based on expected time period that the asset would contribute to the Company’s future cash flows without significant upgrades. The fair value of developed technology was estimated using the reproduction cost method (Level 3), which utilized assumptions for the cost to replace, such as the workforce, timing and resources required, as well as a theoretical profit margin and opportunity cost.
Customer relationships represent the fair value of projected subscription revenue that is expected to be generated from existing customers as of the Acquisition Date. The Company determined the economic useful life to be five years and the fair value of customer relationships was estimated using the replacement cost approach (Level 3), which utilized assumptions for

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

sales and marketing expenses to determine the estimated cost to acquire a Realm customer. Other assumptions include a theoretical profit margin and opportunity costs.
These two intangible assets acquired are being amortized over their estimated useful lives using the straight-line method of amortization, which approximates the distribution of the economic value of the identified intangible assets. See Note 5, Goodwill and Acquired Intangible Assets, Net, for further details
Deferred revenue was estimated at fair value under the cost build-up method (Level 3), which was determined based on estimated direct and indirect costs to support and fulfill the subscription obligation plus an assumed operating margin. Deferred revenue will be recognized based on the revenue criteria set forth in Note 2, Summary of Significant Accounting Policies, in the Company’s 2019 Form 10-K.
Goodwill related to the acquisition, which represents the difference between the purchase price and fair values of identifiable net assets, is primarily attributable to assembled workforce, as well as expected synergies of the combination. The goodwill is not tax deductible for U.S. income tax purposes. In addition to the goodwill recorded through the purchase price allocation disclosed in the table above, the Company recorded an additional $3.5 million to goodwill resulting from deferred tax liabilities associated with the acquired intangible assets. Refer to Note 12, Income Taxes, for further discussion of the tax impact of the acquisition.
The Company incurred acquisition-related costs for the Realm acquisition of $0.6 million during the six months ended July 31, 2019. These acquisition-related costs were included in general and administrative expenses in the Company’s condensed consolidated statements of operations.
The Company included Realm’s estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheet beginning on the Acquisition Date. The results of operations for Realm subsequent to the Acquisition Date have been included in, but are not material to, the Company's condensed consolidated statements of operations for the three and six months ended July 31, 2019. The pro forma results of operations for the Realm acquisition have not been presented because they were not material to the Company’s condensed consolidated statements of operations for the three and six months ended July 31, 2019 and 2018.

5.	Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

Balance, January 31, 2019	$41,878
Increase in goodwill related to business combinations	13,606
Balance, July 31, 2019	$55,484

Refer to Note 4, Business Combinations, for further details on the addition to goodwill.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	July 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(7,703)	$26,997
Domain name	155	(140)	15
Customer relationships	15,200	(2,110)	13,090
Total	$50,055	$(9,953)	$40,102

	January 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$7,400	$(4,358)	$3,042
Domain name	155	(128)	27
Customer relationships	13,500	(675)	12,825
Total	$21,055	$(5,161)	$15,894
Acquired intangible assets are amortized on a straight-line basis. As of July 31, 2019, the weighted-average remaining useful lives of identifiable, acquisition-related intangible assets was 4.6 years for developed technology, 0.7 years for domain name and 4.3 years for customer relationships. Amortization expense of intangible assets was $3.1 million and $4.8 million for the three and six months ended July 31, 2019, respectively. Amortization expense for developed technology and the domain name was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s condensed consolidated statements of operations.
As of July 31, 2019, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2020	$5,323
2021	8,504
2022	8,500
2023	8,500
2024	7,825
2025	1,450
Total	$40,102

6.	Convertible Senior Notes
 In June 2018, the Company issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 (the “Notes”) in a private placement and, in July 2018, the Company issued an additional $50.0 million aggregate principal amount of the Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. The Notes are senior unsecured obligations of the Company, and interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2018, at a rate of 0.75% per year.  The Notes will mature on June 15, 2024, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $291.1 million.
The initial conversion rate is 14.6738 shares of the Company’s Class A common stock per $1,000 principal amount of Notes, which is equal to an initial conversion price of approximately $68.15 per share of Class A common stock, subject to adjustment upon the occurrence of specified events. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2024, only under the following circumstances:

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
During the three months ended July 31, 2019, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2019 (the last trading day of the fiscal quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between August 1, 2019 through October 31, 2019. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of July 31, 2019, the Company had not received any conversion notices. Since the Company has the election of repaying the Notes in cash, shares of the Company’s Class A common stock, or a combination of both, the Company continued to classify the Notes as long-term debt on the Company’s condensed consolidated balance sheet as of July 31, 2019.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were $2.5 million and are netted against the equity component representing the conversion option in additional paid-in capital.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

July 31, 2019
Principal	$300,000
Unamortized debt discount	(71,096)
Unamortized debt issuance costs	(5,548)
Net carrying amount	$223,356
The net carrying amount of the equity component of the Notes was as follows (in thousands):

July 31, 2019
Debt discount for conversion option	$84,168
Issuance costs	(2,485)
Net carrying amount	$81,683

As of July 31, 2019, the total estimated fair value of the Notes was approximately $654.3 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
The following table sets forth the interest expense related to the Notes (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Contractual interest expense	$563	$200	$1,126	$200
Amortization of debt discount	3,082	1,034	6,115	1,034
Amortization of issuance costs	195	60	383	60
Total	$3,840	$1,294	$7,624	$1,294

Capped Calls
In connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of approximately $68.15 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $106.90 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.4 million shares of the Company’s Class A common stock. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $37.1 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Leases
Finance Lease
In December 2017, the Company entered into a lease agreement for 106,230 rentable square feet of office space (the “Premises”) to accommodate its growing employee base in New York City. The Company received delivery of the Premises on January 1, 2018 to commence construction to renovate the Premises. Total estimated aggregate base rent payments over the initial 12-year term of the lease are $87.3 million and payments began in July 2019. The Company has the option to extend the term of the lease by an additional 5 years.
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
Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$994	$1,988
Interest on lease liabilities	918	1,823
Operating lease cost	1,386	2,353
Short-term lease cost	308	703
Total lease cost	$3,606	$6,867

Balance Sheet Components
The balances of the Company’s operating and finance leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

July 31, 2019
Operating Leases:
Operating lease right-of-use assets	$11,698
Operating lease liabilities (current)	3,729
Operating lease liabilities, non-current	9,002
Finance Lease:
Property and equipment, net	$41,399
Other accrued liabilities	4,200
Other liabilities, non-current	61,605

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Information
The following table presents supplemental information related to the Company’s operating and finance leases (in thousands, except weighted-average information):

Six Months Ended July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$—
Operating cash flows from operating leases	2,083
Financing cash flows from finance lease	—
Right-of-use assets obtained in exchange for lease obligations:
Finance lease	$—
Operating leases	2,567
Weighted-average remaining lease term (in years):
Finance lease	10.4
Operating leases	4.7
Weighted-average discount rate:
Finance lease	5.6%
Operating leases	6.1%

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of July 31, 2019 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2020	$3,732	$3,248
2021	8,073	4,926
2022	8,073	2,869
2023	8,073	2,781
2024	8,073	1,300
Thereafter	51,274	2,264
Total minimum payments	87,298	17,388
Less imputed interest	(21,493)	(4,657)
Present value of future minimum lease payments	65,805	12,731
Less current obligations under leases	(4,200)	(3,729)
Non-current lease obligations	$61,605	$9,002

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum lease payments under non-cancelable financing and operating leases, based on the previous lease accounting standard, as of January 31, 2019, were as follows (in thousands):

Year Ending January 31,	Financing Lease	Operating Leases
2020	$3,732	$4,578
2021	8,073	3,765
2022	8,073	2,277
2023	8,073	2,224
2024	8,073	922
Thereafter	51,274	2,149
Total minimum payments	$87,298	$15,915

8.	Commitments and Contingencies
Non-cancelable Material Commitments
During the six months ended July 31, 2019, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2019 Form 10-K.
Legal Matters
From time to time, the Company has become involved in claims and other legal matters arising in the ordinary course of business. For example, on March 12, 2019, Realtime Data (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief. In August 2019, the District Court approved the Company and Realtime’s stipulation to stay Realtime’s lawsuit against the Company pending the outcome of Realtime's appeal of the District Court's decision to invalidate two of the asserted patents in a separate action.
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
Although the results of litigation and claims are inherently unpredictable, the Company believes that there was not at least a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of July 31, 2019 and January 31, 2019, therefore, the Company has not recorded an accrual for such contingencies.
Indemnification
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, landlords, contractors and parties performing its research and development. Pursuant to these arrangements, the Company agrees to indemnify, hold harmless and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material. The Company maintains commercial general liability insurance and product liability insurance to offset certain of the Company’s potential liabilities under these indemnification provisions.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

9.	Revenue
Disaggregation of Revenue
Based on the information provided to and reviewed by the Company’s Chief Executive Officer, the Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets and subscription product categories. The Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The Company also disaggregates its subscription products between its MongoDB Atlas-related offerings, which includes mLab, and other subscription products, which includes MongoDB Enterprise Advanced.
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Primary geographical markets:
Americas	$64,967	$38,736	$122,730	$72,156
EMEA	27,810	17,937	53,231	31,961
Asia Pacific	6,591	2,938	12,795	5,633
Total	$99,368	$59,611	$188,756	$109,750

Subscription product categories and services:
MongoDB Atlas-related	$36,787	$10,607	$67,650	$17,570
Other subscription	57,369	44,479	110,500	83,585
Services	5,212	4,525	10,606	8,595
Total	$99,368	$59,611	$188,756	$109,750

Customers located in the United States accounted for 60% of total revenue for both the three and six months ended July 31, 2019 and 60% and 61% of total revenue for the three and six months ended July 31, 2018, respectively. Customers located in the United Kingdom accounted for 10% of total revenue for both the three and six months ended July 31, 2019 and 12% and 11% for the three and six months ended July 31, 2018, respectively. No other country accounted for 10% or more of revenue for the periods presented.
As of July 31, 2019 and 2018, substantially all of the Company’s long-lived assets were located in the United States.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheet and consists of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of July 31, 2019 and January 31, 2019 was $150.2 million and $137.7 million, respectively. For the six months ended July 31, 2019 and 2018, revenue recognized from deferred revenue at the beginning of each period was $83.9 million and $55.6 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of July 31, 2019, the aggregate transaction price allocated to remaining performance obligations was $175.7 million. Approximately 55% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applied the practical expedient to omit

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of July 31, 2019, unbilled receivables were $10.1 million.
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
Deferred commissions were $55.7 million as of July 31, 2019. Amortization expense with respect to deferred commissions was $4.6 million and $9.0 million for the three and six months ended July 31, 2019, respectively, and $3.4 million and $6.5 million for the three and six months ended July 31, 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
10. Equity Incentive Plans and Employee Stock Purchase Plan
2008 Stock Incentive Plan and 2016 Equity Incentive Plan
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) in 2008 and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”) in 2016, primarily for the purpose of granting stock-based awards to employees, directors and consultants. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan.
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to employees and nonstatutory stock options to employees, directors or consultants. The Company’s Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company.
The following table summarizes stock option activity for the six months ended July 31, 2019 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2019	8,621,010	$7.75	6.7	$729,392
Stock options exercised	(1,497,444)	7.56
Stock options forfeited and expired	(134,012)	10.82
Balance - July 31, 2019	6,989,554	$7.74	6.3	$946,975
Vested and exercisable - January 31, 2019	5,342,183	$6.95	6.0	$456,275
Vested and exercisable - July 31, 2019	4,660,444	$7.02	5.7	$634,751

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table summarizes RSU activity for the six months ended July 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2019	1,988,774	$54.22
RSUs granted	1,313,327	112.54
RSUs vested	(332,933)	57.23
RSUs forfeited and canceled	(138,614)	73.65
Unvested - July 31, 2019	2,830,554	$79.97

2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). A total of 2.0 million shares of the Company’s Class A common stock have been authorized for issuance under the 2017 ESPP. Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. The initial offering period began October 18, 2017 and ended June 15, 2018. During the three months ended July 31, 2019, the Company issued 90,619 shares of Class A common stock under the 2017 ESPP.
Unless otherwise determined by the Board of Directors or a committee thereof, the Company’s Class A common stock will be purchased for the accounts of employees participating in the 2017 ESPP at a price per share that is the lesser of (1) 85% of the fair market value of the Company’s Class A common stock on the first trading day of the offering period, which for the initial offering period was the price at which shares of the Company’s Class A common stock were first sold to the public, or (2) 85% of the fair market value of the Company’s Class A common stock on the last trading day of the offering period.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of revenue—subscription	$1,214	$489	$2,202	$848
Cost of revenue—services	721	281	1314	465
Sales and marketing	5,944	2,129	10,884	4,347
Research and development	6,114	2,904	10,634	5,110
General and administrative	3,669	3,206	6,637	5,816
Total stock-based compensation expense	$17,662	$9,009	$31,671	$16,586

11. Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Numerator:
Net loss	$(37,336)	$(27,782)	$(70,576)	$(54,337)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	55,647,707	51,185,258	55,186,945	50,784,422

Net loss per share, basic and diluted	$(0.67)	$(0.54)	$(1.28)	$(1.07)

The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of July 31, 2019 would have been convertible into approximately 4.4 million shares of the Company’s Class A common stock. However, the Company currently expects to settle the principal amount of the Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the Notes. In connection with the issuance of the Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes.
During the three months ended July 31, 2019, the average market price of the Company’s Class A common stock was $150.59, which exceeded the initial conversion price. The Company had not received any conversion notices through the issuance date of these unaudited condensed consolidated financial statements. For disclosure purposes, the Company calculated the potentially dilutive effect of the conversion spread, which is included in the table below.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Stock options to purchase Class A common stock	2,212,684	3,361,686	2,342,061	3,450,512
Stock options to purchase Class B common stock	5,185,198	8,271,986	5,442,820	8,636,638
Unvested restricted stock units	2,926,998	1,441,964	2,744,235	1,044,241
Early exercised stock options	31,583	132,297	39,480	172,778
Shares underlying the conversion spread in the convertible senior notes	2,409,899	—	2,177,490	—

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Income Taxes
The Company recorded a provision (benefit) related to income taxes of $(3.3) million and $(3.5) million for the three and six months ended July 31, 2019, respectively, and $0.2 million and $0.7 million for the three and six months ended July 31, 2018, respectively. The overall benefit recorded during the three and six months ended July 31, 2019 was driven by a net release of $3.5 million in the Company’s valuation allowance on deferred tax assets primarily as a result of deferred taxes recorded in purchase accounting as part of the Realm acquisition. The provision related to income taxes during the prior-year periods was primarily due to foreign taxes offset by excess tax deductions in the United Kingdom with respect to stock option exercises. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of July 31, 2019, the Company’s net unrecognized tax benefits totaled $4.6 million, of which $0.1 million would impact the Company’s effective tax rate if recognized. The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next twelve months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s interim unaudited condensed consolidated financial statements.

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
Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications, while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount was 1,491 as of July 31, 2019, an increase from 1,055 as of July 31, 2018.
We generate revenue primarily from sales of subscriptions, which accounted for 95% and 94% of our total revenue for the three and six months ended July 31, 2019, respectively, and 92% of our total revenue for both the three and six months ended July 31, 2018. Our primary subscription package is MongoDB Enterprise Advanced, which represented 52% and 53% of our subscription revenue for the three and six months ended July 31, 2019, respectively, and 64% and 65% of our subscription revenue for the three and six months ended July 31, 2018, respectively. For the fiscal years ended January 31, 2019, 2018 and 2017, MongoDB Enterprise Advanced represented 60%, 69% and 72% of our subscription revenue, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.

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
We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our cloud-hosted database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three and six months ended July 31, 2019, MongoDB Atlas revenue represented 37% and 36% of our total revenue, respectively, and during the three and six months ended July 31, 2018, MongoDB Atlas revenue represented 18% and 16% of our total revenue, respectively, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual commitments and pay in advance or are invoiced monthly based on usage. Given our platform has been downloaded from our website more than 70 million times since February 2009 and over 30 million times in the last 12 months alone, a core component of our growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to become customers of MongoDB Atlas and enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 5% and 6% of our total revenue for the three and six months ended July 31, 2019, respectively, and 8% of our total revenue for both the three and six months ended July 31, 2018. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
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
Key Factors Affecting Our Performance
Growing Our Customer Base
We are focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of July 31, 2019, we had over 15,000 customers across a wide range of industries and in over 100 countries, compared to over 7,400 customers as of July 31, 2018. All affiliated entities are counted as a single customer.
Our customer count as of July 31, 2019 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) users acquired from mLab who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of July 31, 2019, we had over 1,850 customers that were sold through our direct sales force and channel partners, as compared to over 1,600 such customers as of July 31, 2018. These customers, which we refer to as our Direct Sales Customers, accounted for 78% and 77% of our subscription revenue for the three and six months ended July 31, 2019, respectively, and 87% and 88% of our subscription revenue for the three and six months ended July 31, 2018, respectively.
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
MongoDB Atlas is available on all three major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure) in North America, Europe and Asia Pacific. In addition, MongoDB Atlas is available on AWS Marketplace, making it easier for AWS customers to buy and consume MongoDB Atlas. We recently announced a new business partnership with GCP that will provide deeper product integration and unified billing for GCP customers who are also MongoDB Atlas customers. This partnership will allow GCP customers a seamless integration of all the features of MongoDB Atlas with GCP’s identity and access management, logging and monitoring, Kubernetes and Tensorflow. We also announced an expanded relationship with Microsoft. The new availability of MongoDB Atlas on the Microsoft Azure Marketplace will offer unified billing for joint customers of MongoDB Atlas and Microsoft and will make it easier for established Azure customers to purchase and use MongoDB Atlas. In addition, MongoDB will be part of Microsoft’s strategic partner program.
We have invested significantly in MongoDB Atlas and our ability to drive adoption of MongoDB Atlas is a key component of our growth strategy. We offer a free tier on AWS, GCP and Microsoft Azure, which provides limited processing power and storage, in order to drive usage and adoption of MongoDB Atlas among developers. In addition, we offer tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. From its launch in June 2016, we have grown MongoDB Atlas to over 13,200 customers as of July 31, 2019. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads, as well as customers from mLab, as described above.
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
We monitor annualized recurring revenue (“ARR”) to help us measure our subscription performance. We define ARR as the subscription revenue we would contractually expect to receive from customers over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes self-service products, including MongoDB Atlas not sold on a commitment basis. ARR also excludes professional services. For customers who utilize our self-service offerings, we measure the annualized monthly recurring revenue (“MRR”), which is calculated by annualizing their usage of our self-serve products in the prior 30 days and assuming no increases or reductions in their usage. The number of customers with $100,000 or greater in ARR and annualized MRR was 622 and 438 as of July 31, 2019 and 2018, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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

Provision (Benefit) for Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2019, we had net operating loss (“NOL”) carryforwards for federal, state and Irish income tax purposes of $369.2 million, $246.3 million and $189.5 million, respectively, which may be available to offset taxable income in the future, subject to changes made by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) with respect to federal NOLs and which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes if not utilized. The Tax Act included changes to the uses and limitations of NOLs. While the Tax Act allows for federal NOLs incurred in tax years beginning prior to December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of federal NOLs that are generated in tax years beginning after December 31, 2017. Ireland allows NOLs to be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance.
Three and Six Months Ended July 31, 2019 Summary
For the three months ended July 31, 2019, our total revenue was $99.4 million as compared to $59.6 million for the three months ended July 31, 2018. Our net loss was $37.3 million for the three months ended July 31, 2019 as compared to $27.8 million for the three months ended July 31, 2018.
For the six months ended July 31, 2019, our total revenue was $188.8 million as compared to $109.8 million for the six months ended July 31, 2018. Our net loss was $70.6 million for the six months ended July 31, 2019 as compared to $54.3 million for the six months ended July 31, 2018.
Our operating cash flow was $(9.4) million and $(24.9) million for the six months ended July 31, 2019 and 2018, respectively. Our free cash flow was $(11.0) million and $(26.5) million for the six months ended July 31, 2019 and 2018, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue (unaudited, in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Consolidated Statements of Operations Data:
Revenue:
Subscription	$94,156	$55,086	$178,150	$101,155
Services	5,212	4,525	10,606	8,595
Total revenue	99,368	59,611	188,756	109,750
Cost of revenue:
Subscription(1)	24,373	12,116	46,968	22,186
Services(1)	5,829	4,378	11,406	8,057
Total cost of revenue	30,202	16,494	58,374	30,243
Gross profit	69,166	43,117	130,382	79,507
Operating expenses:
Sales and marketing(1)	53,524	36,537	99,644	69,734
Research and development(1)	37,140	21,430	68,008	40,075
General and administrative(1)	16,174	12,254	30,979	23,481
Total operating expenses	106,838	70,221	198,631	133,290
Loss from operations	(37,672)	(27,104)	(68,249)	(53,783)
Other income (expense), net	(3,005)	(432)	(5,806)	159
Loss before provision for income taxes	(40,677)	(27,536)	(74,055)	(53,624)
Provision (benefit) for income taxes	(3,341)	246	(3,479)	713
Net loss	$(37,336)	$(27,782)	$(70,576)	$(54,337)

(1)	Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of revenue—subscription	$1,214	$489	$2,202	$848
Cost of revenue—services	721	281	1,314	465
Sales and marketing	5,944	2,129	10,884	4,347
Research and development	6,114	2,904	10,634	5,110
General and administrative	3,669	3,206	6,637	5,816
Total stock‑based compensation expense	$17,662	$9,009	$31,671	$16,586

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Percentage of Revenue Data:
Revenue:
Subscription	95%	92%	94%	92%
Services	5%	8%	6%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	24%	20%	25%	20%
Services	6%	7%	6%	8%
Total cost of revenue	30%	28%	31%	28%
Gross profit	70%	72%	69%	72%
Operating expenses:
Sales and marketing	54%	61%	53%	63%
Research and development	37%	36%	36%	37%
General and administrative	16%	21%	16%	21%
Total operating expenses	108%	118%	105%	121%
Loss from operations	(38)%	(45)%	(36)%	(49)%
Other income (expense), net	(3)%	(1)%	(3)%	—%
Loss before provision for income taxes	(41)%	(46)%	(39)%	(49)%
Provision (benefit) for income taxes	(3)%	1%	(2)%	1%
Net loss	(38)%	(47)%	(37)%	(50)%
Comparison of the Three Months Ended July 31, 2019 and 2018
Revenue

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Subscription	$94,156	$55,086	$39,070	71%
Services	5,212	4,525	687	15%
Total revenue	$99,368	$59,611	$39,757	67%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $39.1 million primarily due to $22.5 million from sales to new customers, including mLab customers. The remainder of the increase in subscription revenue resulted from sales to our existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Subscription cost of revenue	$24,373	$12,116	$12,257	101%
Services cost of revenue	5,829	4,378	1,451	33%
Total cost of revenue	30,202	16,494	13,708	83%
Gross profit	$69,166	$43,117	$26,049	60%
Gross margin	70%	72%
Subscription	74%	78%
Services	-12%	3%
The increase in subscription cost of revenue was primarily due to a $9.2 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $1.9 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher headcount in our services organization. Total headcount in our support and services organizations increased 22% from July 31, 2018 to July 31, 2019.
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
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Sales and marketing	$53,524	$36,537	$16,987	46%
The increase in sales and marketing expense included $10.3 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 615 as of July 31, 2019 from 433 as of July 31, 2018. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. Sales and marketing expense also increased $2.3 million from costs associated with our higher headcount, including increased travel and related expenses and higher commissions expense. In addition, expenses increased $2.1 million due to higher spend on marketing programs, including for MongoDB Atlas and our expanded annual developers conference, MongoDB World. Sales and marketing expense included $0.8 million from the amortization for the customer relationships intangible asset primarily associated with our acquisition of mLab on November 1, 2018.
Research and Development

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Research and development	$37,140	$21,430	$15,710	73%
The increase in research and development expense was primarily driven by a $9.7 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 50%, inclusive of employees who joined us as part of the Realm and mLab acquisitions. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. Also included in research and development expenses are $2.4 million from the amortization of our acquired developed technology intangible assets and $1.9 million from the amortization of the founder holdback associated with our acquisition of mLab.

General and Administrative

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
General and administrative	$16,174	$12,254	$3,920	32%
The increase in general and administrative expense was primarily due to a 47% increase in general and administrative personnel headcount resulting in an increase of $3.2 million from higher personnel costs and stock-based compensation. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. In addition, professional services expense, particularly for legal and recruiting costs, increased $1.0 million. These higher general and administrative expenses were driven, in part, by the increased compliance requirements of being a publicly traded company that no longer qualified as an emerging growth company as of January 31, 2019. General and administrative expense also included $0.2 million of costs associated with our acquisition of Realm, which closed on May 7, 2019.
Other Income (Expense), net

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Other income (expense), net	$(3,005)	$(432)	$(2,573)	596%
The increase in other expense, net for the three months ended July 31, 2019 was primarily due to interest expense related to our 0.75% convertible senior notes issued in June and July 2018 (the “Notes”), as well as interest expense associated with our financing lease for our New York City office, which expense had previously been capitalized as a build-to-suit asset during the construction phase. These expenses were partially offset by an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the three months ended July 31, 2019 as compared to prior-year period.
Provision (Benefit) for Income Taxes

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Provision (benefit) for income taxes	$(3,341)	$246	$(3,587)	-1458%
The benefit for income taxes for the three months ended July 31, 2019 was primarily due to a non-recurring tax benefit associated with the acquisition of Realm intangible assets, which reduced our deferred tax asset and the related valuation allowance. Refer to Note 12, Income Taxes, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
Comparison of the Six Months Ended July 31, 2019 and 2018
Revenue

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Subscription	$178,150	$101,155	$76,995	76%
Services	10,606	8,595	2,011	23%
Total revenue	$188,756	$109,750	$79,006	72%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $77.0 million primarily due to $39.2 million from sales to new customers, including mLab customers. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Subscription cost of revenue	$46,968	$22,186	$24,782	112%
Services cost of revenue	11,406	8,057	3,349	42%
Total cost of revenue	58,374	30,243	28,131	93%
Gross profit	$130,382	$79,507	$50,875	64%
Gross margin	69%	72%
Subscription	74%	78%
Services	(8)%	6%
The increase in subscription cost of revenue was primarily due to a $19.1 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $3.9 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher headcount in our services organization. Total headcount in our support and services organizations increased 22% from July 31, 2018 to July 31, 2019.
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
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Sales and marketing	$99,644	$69,734	$29,910	43%
The increase in sales and marketing expense included $17.1 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 615 as of July 31, 2019 from 433 as of July 31, 2018. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. Sales and marketing expense also increased $5.1 million from costs associated with our higher headcount, including increased travel and related expenses and higher commissions expense. In addition, expenses increased $3.0 million due to higher spend on marketing programs, including for MongoDB Atlas and our expanded annual developers conference, MongoDB World. Sales and marketing expense included $1.4 million from the amortization for the customer relationships intangible asset primarily associated with our acquisition of mLab on November 1, 2018.
Research and Development

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Research and development	$68,008	$40,075	$27,933	70%
The increase in research and development expense was primarily driven by a $17.8 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 50%, inclusive of employees who joined us as part of the Realm and mLab acquisitions. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. Also included in research and development expenses are $3.8 million from the amortization of the founder holdback associated with our acquisition of mLab and $3.4 million from the amortization of our acquired developed technology intangible assets.

General and Administrative

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
General and administrative	$30,979	$23,481	$7,498	32%
The increase in general and administrative expense was primarily due to a 47% increase in general and administrative personnel headcount resulting in an increase of $5.3 million from higher personnel costs and stock-based compensation. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. In addition, professional services expense, particularly for legal and public company compliance costs, increased $1.7 million. These higher general and administrative expenses were driven, in part, by the increased compliance requirements of being a publicly traded company that no longer qualified as an emerging growth company as of January 31, 2019. General and administrative expense also included $0.6 million of costs associated with our acquisition of Realm, which closed on May 7, 2019.
Other Income (Expense), net

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Other income (expense), net	$(5,806)	$159	$(5,965)	(3,752)%
The decrease in other income, net was primarily due to interest expense related to the outstanding 0.75% convertible senior notes due 2024 (the “Notes”), as well as interest expense associated with our financing lease for our New York City office, which expense had previously been capitalized as a build-to-suit asset during the construction phase for most of 2018. These expenses were partially offset by an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the six months ended July 31, 2019 as compared to prior-year period.
Provision (Benefit) for Income Taxes

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Provision (Benefit) for income taxes	$(3,479)	$713	$(4,192)	(588)%
The benefit for income taxes for the six months ended July 31, 2019 was primarily due to a non-recurring tax benefit associated with the acquisition of Realm intangible assets, which reduced our deferred tax asset and the related valuation allowance. Refer to Note 12, Income Taxes, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. This benefit was partially offset by a provision for income taxes due to an increase in stock option exercises, which generated excess tax deductions in the United Kingdom and was recorded as an income tax benefit in the six months ended July 31, 2019.

Liquidity and Capital Resources
As of July 31, 2019, we had cash, cash equivalents, short‑term investments and restricted cash totaling $436.6 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards.
We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. As of July 31, 2019, we had an accumulated deficit of $563.3 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, and the continuing market acceptance of our subscriptions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Six Months Ended July 31,
	2019	2018
Net cash used in operating activities	$(9,379)	$(24,901)
Net cash provided by (used in) investing activities	30,750	(184,028)
Net cash provided by financing activities	$17,713	$269,874
Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures and capitalized software development costs, if any. During the six months ended July 31, 2019 and 2018, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated (unaudited, in thousands):

	Six Months Ended July 31,
	2019	2018
Net cash used in operating activities	$(9,379)	$(24,901)
Capital expenditures	(1,596)	(1,561)
Capitalized software	—	—
Free cash flow	$(10,975)	$(26,462)

Operating Activities
Cash used in operating activities during the six months ended July 31, 2019 was $9.4 million primarily driven by our net loss of $70.6 million and was partially offset by non‑cash charges of $31.7 million for stock‑based compensation, $6.5 million for the amortization of our debt discount and issuance costs, $6.0 million for depreciation and amortization and $3.8 million for lease-related non-cash charges. In addition, our cash collections decreased our accounts receivable by $6.2 million and increased our deferred revenue by $12.3 million, reflecting the overall growth of our sales and our expanding customer base. Also, our accrued liabilities increased $8.3 million, primarily from commissions and bonuses accrued as of July 31, 2019. Partially offsetting these benefits to our operating cash flow were an increase of $7.0 million in deferred commissions and non-cash benefits of $4.2 million from the non-recurring tax benefit associated with the acquisition of Realm intangible assets and $2.8 million from the non-cash benefit associated with the discount on our short-term investments.
Cash used in operating activities during the six months ended July 31, 2018 was $24.9 million primarily driven by our net loss of $54.3 million and was partially offset by non‑cash charges of $16.6 million for stock‑based compensation and $1.6 million for depreciation and amortization. In addition, our deferred revenue increased $6.4 million resulting from the overall growth of our sales and our expanding customer base and our accounts receivable decreased $6.5 million due to cash collections. Our accrued liabilities increased $2.0 million, primarily from commissions accrued as of July 31, 2018. The cash inflows from our deferred revenue, accounts receivable and accrued liabilities were partially offset by an increase of $3.4 million in deferred commissions and an increase of $0.8 million in prepaid expenses.
Investing Activities
Cash provided by investing activities during the six months ended July 31, 2019 of $30.8 million resulted from the maturities of marketable securities partially offset by purchases of marketable securities and property and equipment. In addition, we used $38.6 million of net cash to acquire Realm.
Cash used in investing activities during the six months ended July 31, 2018 of $184.0 million resulted primarily from the purchases of marketable securities, net of maturities.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2019 was $17.7 million primarily due to the proceeds from the exercise of stock options, as well as proceeds from the exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan.
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
Off Balance Sheet Arrangements
As of July 31, 2019, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
During the six months ended July 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2019 Form 10-K. Refer to Note 7, Leases, and Note 8, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of July 31, 2019, we had cash, cash equivalents, restricted cash and short-term investments of $436.6 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of July 31, 2019.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three and six months ended July 31, 2019 and 2018. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2019. Based on the evaluation of our disclosure controls and procedures as of July 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
For example, on March 12, 2019, Realtime Data (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908 (the “908 Patent”), U.S. Patent No. 9,667,751 (the “751 Patent”) and U.S. Patent No. 8,933,825 (the “825 Patent”). The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief. In August 2019, the District Court approved the Company and Realtime’s stipulation to stay Realtime’s lawsuit against the Company pending the outcome of Realtime's appeal of the District Court's decision to invalidate two of the asserted patents in a separate action.
Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Form 10-Q, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.
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
We have incurred net losses in each period since our inception, including net losses of $99.0 million, $84.0 million and $70.1 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. We had an accumulated deficit of $488.6 million as of January 31, 2019. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Because we derive substantially all of our revenue from our database platform, failure of this platform to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects.
We derive and expect to continue to derive substantially all of our revenue from our database platform. As such, market adoption of our database platform is critical to our continued success. Demand for our platform is affected by a number of factors, many of which are beyond our control, including continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected.
We currently face significant competition and expect that intense competition will continue.
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
We primarily compete with established legacy database software providers such as IBM, Microsoft, Oracle and other similar companies. We also compete with public cloud providers such as Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure that offer database functionality and non‑relational database software providers. In addition, other large software and internet companies may seek to enter our market.
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
Increasing our customer base and achieving broader market acceptance of our subscription offerings and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in large markets like New York, the San Francisco Bay Area and London, England. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. We recently promoted Cedric Pech to Chief Revenue Officer. Our recent hires and planned hires, including our newly promoted Chief Revenue Officer, may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations could be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.
Our adoption strategies include offering Community Server and a free tier of MongoDB Atlas, and we may not be able to realize the intended benefits of these strategies.
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
We introduced MongoDB Atlas in June 2016. We have limited experience marketing, determining pricing for and selling MongoDB Atlas, and we are continuing to refine our approach to selling, marketing, pricing and supporting adoption of this offering. We have directed, and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness. Although MongoDB Atlas has seen rapid adoption since its commercial launch, we cannot guarantee that rate of adoption will continue at the same pace or at all. If we are unsuccessful in our efforts to drive customer adoption of MongoDB Atlas, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.

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
We have recently experienced a period of rapid growth in our business, operations and employee headcount. For fiscal years 2019, 2018 and 2017, our total revenue was $267.0 million, $166.0 million and $114.8 million, respectively, representing a 61% and 45% growth rate, respectively. We have also significantly increased the size of our customer base from over 1,100 customers as of January 31, 2015 to over 13,400 customers as of January 31, 2019, and we grew from 383 employees as of January 31, 2015 to 1,212 employees as of January 31, 2019. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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
We, or our service providers, may also suffer a security breach or other security incident affecting the systems or networks used to operate our business, or otherwise impacting the data that is stored or processed in the conduct of our business. Any such security breach or other security incident could lead to litigation, indemnity obligations, regulatory investigations and enforcement actions, and other liabilities. If our security measures, or those of our services providers, are breached or are believed to have been breached, whether as a result of third‑party action, employee, vendor, or contractor error, malfeasance, phishing attacks, social engineering or otherwise, unauthorized access to or loss of data may result. If any of these events occur, our reputation could be damaged, our business may suffer and we may face regulatory investigations and actions, litigation, indemnity obligations, damages for contract breach and fines and penalties for violations of applicable laws or regulations. Security breaches could also result in significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Similarly, if a cyber incident (including any accidental or intentional computer or network issues such as phishing attacks, viruses, denial of service (“DoS”), attacks, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware, or other similar issues) impairs the integrity or availability of our systems, or those of our service providers, by affecting our data or the data of our customers, or reducing access to or shutting down one or more of our or our service providers’ computing systems or IT network, or if any such impairment is perceived to have occurred, we may be subject to negative treatment by our customers, our business partners, the press and the public at large. We may also experience security breaches that may remain undetected for an extended period. Techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, and cybersecurity threats continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals, including phishing, social engineering or other illicit acts. We may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could harm our reputation and negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect not to renew their subscriptions, or subject us to third‑party lawsuits, regulatory fines, actions and investigations, or other actions or liability, thereby adversely affecting our financial results.
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
•our ability to convert users of our free offerings to paying customers;
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
If we are unable to attract new customers in a manner that is cost‑effective and assures customer success, we will not be able to grow our business, which would adversely affect our results of operations and financial condition.
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

Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2019, 2018 and 2017, total sales and marketing expense represented 56%, 66% and 66% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment and growth of our MongoDB World, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value‑added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost‑effective acquisition of additional customers.
Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding their use of software and related services. Any decline in our customer renewals or failure to convince our customers to broaden their use of subscription offerings and related services would harm our business, results of operations and financial condition.
Our subscription offerings are term‑based and a majority of our subscription contracts were one year in duration in fiscal year 2019. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations and financial condition may be adversely affected.
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
Real or perceived errors, failures or bugs in our software could adversely affect our business, results of operations, financial condition and growth prospects.
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
In addition to government regulation, privacy advocates and industry groups may propose new and different self‑regulatory standards that may apply to us. Because the interpretation and application of privacy and data protection laws, regulations, rules and other standards are still uncertain, it is possible that these laws, rules, regulations and other actual or alleged legal obligations, such as contractual or self‑regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which we may be unable to do in a commercially reasonable manner or at all, and which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and other actual or alleged obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Privacy concerns, whether valid or not valid, may inhibit market adoption of our software particularly in certain industries and foreign countries.
The estimates of market opportunity and forecasts of market growth included in this Quarterly Report on Form 10-Q may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on third-party assumptions and estimates that may not prove to be accurate. The market in which we compete may not meet the size estimates and may not achieve the growth forecast referenced in this Quarterly Report on Form 10-Q. Even if the market in which we compete meets the size estimates and the growth forecast referenced in this Quarterly Report on Form 10-Q, our business could fail to grow at similar rates, if at all, for a variety of reasons, which would adversely affect our results of operations.

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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused or infringed the intellectual property rights of our competitors, non‑practicing entities or other third parties. This risk is exacerbated by the fact that our software incorporates third‑party open source software. For example, Realtime Data (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware in March 2019 alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. This action is currently stayed. See the section titled “Item 3. Legal Proceedings.”
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
Our continued growth depends in part on the ability of our existing customers and new customers to access our software at any time and within an acceptable amount of time. We may experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes or failures, human or software errors, malicious acts, terrorism or capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, fraud or security attacks. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance as our software offerings and customer implementations become more complex. If our software is unavailable or if our customers are unable to access features of our software within a reasonable amount of time or at all, or if other performance problems occur, our business, results of operations and financial conditions may be adversely affected.
Incorrect or improper implementation or use of our software could result in customer dissatisfaction and harm our business, results of operations, financial condition and growth prospects.
Our database software and related services are designed to be deployed in a wide variety of technology environments, including in large‑scale, complex technology environments, and we believe our future success will depend at least, in part, on our ability to support such deployments. Implementations of our software may be technically complicated, and it may not be easy to maximize the value of our software without proper implementation and training. For example, since January 2017, industry publications have reported ransomware attacks on over 80,000 MongoDB instances. Almost all of these instances were launched by users with our Community Server offering rather than users of MongoDB Enterprise Advanced. We believe these attacks were due to the users’ failure to properly turn on the recommended security settings when running MongoDB. If our customers are unable to implement our software successfully, or in a timely manner, customer perceptions of our company and our software may be impaired, our reputation and brand may suffer and customers may choose not to renew their subscriptions or increase their purchases of our related services.
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
We believe that developing and maintaining widespread awareness of our brand, especially with developers, in a cost‑effective manner is critical to achieving widespread acceptance of our software and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in MongoDB World, MongoDB University and similar investments in our brand and customer engagement and education may not generate a sufficient financial return. If we fail to successfully promote and maintain our brand, or continue to incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand‑building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and entrepreneurial spirit we have worked hard to foster, which could harm our business.
We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2017 to January 31, 2019, we increased the size of our workforce by 499 employees, and we expect to continue to hire aggressively as we expand, especially research and development and sales and marketing personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity and entrepreneurial spirit we believe we need to support our growth. Our substantial anticipated headcount growth may result in a change to our corporate culture, which could harm our business.
We depend and rely upon SaaS technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.
We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including enterprise resource planning, order management, contract management billing, project management and accounting and other operational activities. If these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the fiscal years ended January 31, 2019, 2018 and 2017, total revenue generated from customers outside the United States was 39%, 37% and 34%, respectively, of our total revenue. We currently have international offices outside of North America throughout Europe, the Middle East and Africa (“EMEA”) and the Asia‑Pacific region, focusing primarily on selling our products and services in those regions. In the future, we plan to expand to other international locations. Our current international operations and future initiatives involve a variety of risks, including:

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
Changes in government trade policies, including the imposition of tariffs and other trade barriers, could limit our ability to sell our products to certain customers and certain markets, which could adversely affect our business, financial condition and results of operations.
The United States or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell our offerings in certain countries. For instance, there is currently significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, tariffs and taxes. If tariffs or other trade barriers are placed on offerings such as ours, this could have a direct or indirect adverse effect on our business. Even in the absence of tariffs or other trade barriers, the related uncertainty and the market's fears relating to international trade might result in lower demand for our offerings, which could adversely affect our business, financial condition and results of operations.
Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition and results of operations.
On March 29, 2017, the United Kingdom (“U.K.”) formally notified the European Council of its intention to leave the European Union (“E.U.”). Although the withdrawal of the U.K. from the E.U. (commonly referred to as “Brexit”) was scheduled to take effect on March 29, 2019, the withdrawal agreement was extended until April 12, 2019, and further extended until October 31, 2019, although Brexit may become effective before such date under certain specified circumstances. Negotiations remain ongoing between the U.K. and E.U. member states to determine the future terms of the U.K.’s relationship with the E.U.
Lack of clarity about future U.K. laws and regulations as the U.K. determines which E.U. rules and regulations to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital. In addition, depending on the terms of the United Kingdom’s withdrawal from the E.U., the U.K. could lose the benefits of global trade agreements negotiated by the E.U. on behalf of its members. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the E.U. and, in particular, any arrangements for the U.K. to retain access to E.U. markets either during a transitional period or more permanently.
Such a withdrawal from the E.U. is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the E.U., or the European single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations and our customers located in the U.K. We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The announcement of Brexit has already created economic uncertainty, and its consequences could adversely impact our financial position and results of operations.
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
In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “ransomware,” “viruses,” “worms,” “malware,” “phishing attacks,” “data breaches” and similar malicious programs, behavior and events, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our subscription offerings and related services could suffer.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. The authorities in these jurisdictions could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing, and could impose additional tax, interest and penalties. In addition, the authorities could claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur and our position was not sustained, we could be required to pay additional taxes and interest and penalties. Such authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
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
On November 1, 2018, we acquired ObjectLabs Corporation (“mLab”), a privately held company, headquartered in San Francisco, California, that offers cloud database services. On May 7, 2019, we acquired Tightdb, Inc. (“Realm”), a privately held mobile database company. The risks we face in connection with these and any future acquisitions include:

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

•
for international transactions, we may face additional challenges related to the integration of operations across different cultures and languages, and the economic, political and regulatory risks associated with specific countries;

•	we may be unable to successfully sell any acquired products, increase adoption or usage of acquired products, or increase spend by acquired customers;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash;

•	if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business, including financial maintenance covenants; and

•	if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
The occurrence of any of these risks could have an adverse effect on our business, results of operations and financial condition.
Failure to comply with anti‑bribery, anti‑corruption and anti‑money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act, the U.K. Bribery Act (the “Bribery Act”) and other anti‑corruption, anti‑bribery and anti‑money laundering laws in various jurisdictions around the world. The FCPA, Bribery Act and similar applicable laws generally prohibit companies, their officers, directors, employees and third‑party intermediaries, business partners and agents from making improper payments or providing other improper things of value to government officials or other persons. We and our third‑party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state‑owned or affiliated entities and other third parties where we may be held liable for the corrupt or other illegal activities of these third‑party business partners and intermediaries, our employees, representatives, contractors, resellers and agents, even if we do not explicitly authorize such activities. While we have policies and procedures and internal controls to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. To the extent that we learn that any of our employees, third‑party intermediaries, agents, or business partners do not adhere to our policies, procedures, or internal controls, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our directors, officers, employees, third‑party intermediaries, agents, or business partners have or may have violated such laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be extensive and require a significant diversion of time, resources and attention from senior management. Any violation of the FCPA, Bribery Act, or other applicable anti‑bribery, anti‑corruption laws and anti‑money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, fines and penalties or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, operating results and prospects and financial condition.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States (“GAAP”), are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Form 10-Q and in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of the 2019 Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated Financial Statements include those related to revenue recognition, allowances for doubtful accounts, fair value of stock‑based awards, fair value of redeemable convertible preferred stock warrants prior to our initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, and accounting for income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act and the rules and regulations of the applicable listing standards of the Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time‑consuming and costly, and place significant strain on our personnel, systems and resources.
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
As of January 31, 2019, we had NOL carryforwards for federal, state and Irish income tax purposes of approximately $369.2 million, $246.3 million and $189.5 million, respectively, which may be available to offset taxable income in the future, subject to changes made by the Tax Act with respect to federal NOLs as described below and which expire in various years beginning in the year ending January 31, 2028 for federal purposes and the year ending January 31, 2020 for state purposes if not utilized. Ireland allows NOLs to be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, the Tax Act included changes to the uses and limitations of NOLs. While the Tax Act allows for federal NOLs incurred in tax years beginning prior to December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of federal NOLs that are generated in tax years beginning after December 31, 2017.
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
Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments and persons targeted by U.S. sanctions. While we take precautions to prevent our offerings from being exported in violation of these laws, including obtaining authorizations for our encryption offerings, implementing IP address blocking and screenings against U.S. Government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws.
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
Our corporate headquarters is located in New York City, and we have offices in 40 other locations. A significant natural disaster or man‑made problem, such as an earthquake, fire, flood or an act of terrorism, occurring in any of these locations, or where a business partner is located, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man‑made problem were to affect datacenters used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In the event of a major disruption caused by a natural disaster or man‑made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As a result, as of July 31, 2019, holders of our Class B common stock represented approximately 67% of the voting power of our outstanding capital stock and our directors, executive officers and each of their affiliated entities, represented approximately 55% of the voting power of our outstanding capital stock. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future. For example, holders of our Class B common stock will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock, including amendments of our amended and restated certificate of incorporation or amended and restated bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. Holders of our Class B common stock may also have interests that differ from the interests of holders of our Class A common stock and may vote in a way with which holders of our Class A common stock may disagree and which may be adverse to such holders’ interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, as of July 31, 2019, Dwight Merriman, Kevin P. Ryan, Eliot Horowitz, and Dev Ittycheria represented approximately 67% of the voting power of our outstanding capital stock, and if they retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. As board members and officers, Mr. Horowitz and Mr. Ittycheria owe a fiduciary duty to our stockholders and must act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, all of these individuals are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

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
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive‑forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
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
 In June 2018, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 (the “Notes”) in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of such Notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional Notes. Our ability to pay our debt when due or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, any required repurchase of the Notes for cash as a result of a fundamental change (pursuant to the terms of the Notes) would lower our current cash on hand such that we would not have that cash available to fund operations. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended July 31, 2019:

Period	Total number of shares purchased(1)	Average price paid per share
May 1 to May 31, 2019	—	$—
June 1 to June 30, 2019	—	—
July 1 to July 31, 2019	209	6.50
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/2017

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MONGODB, INC.

Date: September 5, 2019	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)