Form 10-Q
period 2019-10-31
MongoDB, Inc.
filed 2019-12-10
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of December 5, 2019, there were 47,744,886 shares of the registrant’s Class A common stock and 8,998,700 shares of the registrant’s Class B common stock, each with a par value of $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$151,307	$147,831
Short-term investments	274,560	318,139
Accounts receivable, net of allowance for doubtful accounts of $2,213 and $1,539 as of October 31, 2019 and January 31, 2019, respectively	67,506	72,808
Deferred commissions	19,717	15,878
Prepaid expenses and other current assets	12,531	11,580
Total current assets	525,621	566,236
Property and equipment, net	59,418	73,664
Operating lease right-of-use assets	12,151	—
Goodwill	55,484	41,878
Acquired intangible assets, net	36,982	15,894
Deferred tax assets	2,206	1,193
Other assets	43,123	34,611
Total assets	$734,985	$733,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,124	$2,153
Accrued compensation and benefits	31,335	25,982
Operating lease liabilities	4,180	—
Other accrued liabilities	29,094	14,169
Deferred revenue	137,789	122,333
Total current liabilities	204,522	164,637
Deferred rent, non-current	—	2,567
Deferred tax liability, non-current	114	106
Operating lease liabilities, non-current	9,044	—
Deferred revenue, non-current	14,601	15,343
Convertible senior notes, net	226,690	216,858
Other liabilities, non-current	61,179	69,399
Total liabilities	516,150	468,910
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of October 31, 2019 and January 31, 2019; 47,583,572 and 36,286,573 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	48	36
Class B common stock, par value of $0.001 per share; 100,000,000 shares authorized as of October 31, 2019 and January 31, 2019; 9,194,461 and 18,134,608 shares issued as of October 31, 2019 and January 31, 2019, respectively; 9,095,090 and 18,035,237 shares outstanding as of October 31, 2019 and January 31, 2019, respectively	9	18
Additional paid-in capital	825,577	754,612
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of October 31, 2019 and January 31, 2019	(1,319)	(1,319)
Accumulated other comprehensive income (loss)	189	(174)
Accumulated deficit	(605,669)	(488,607)
Total stockholders’ equity	218,835	264,566
Total liabilities and stockholders’ equity	$734,985	$733,476
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue:
Subscription	$103,827	$66,604	$281,977	$167,759
Services	5,614	5,178	16,220	13,773
Total revenue	109,441	71,782	298,197	181,532
Cost of revenue:
Subscription	26,497	13,248	73,465	35,434
Services	5,694	4,510	17,100	12,567
Total cost of revenue	32,191	17,758	90,565	48,001
Gross profit	77,250	54,024	207,632	133,531
Operating expenses:
Sales and marketing	57,015	36,080	156,659	105,814
Research and development	39,387	23,179	107,395	63,254
General and administrative	19,562	14,986	50,541	38,467
Total operating expenses	115,964	74,245	314,595	207,535
Loss from operations	(38,714)	(20,221)	(106,963)	(74,004)
Other income (expense):
Interest income	1,986	2,459	6,520	4,936
Interest expense	(4,813)	(4,358)	(14,442)	(5,652)
Other expense, net	(283)	(400)	(994)	(1,424)
Loss before provision for income taxes	(41,824)	(22,520)	(115,879)	(76,144)
Provision (benefit) for income taxes	559	(33)	(2,920)	680
Net loss	$(42,383)	$(22,487)	$(112,959)	$(76,824)
Net loss per share, basic and diluted	$(0.75)	$(0.43)	$(2.03)	$(1.49)
Weighted-average shares used to compute net loss per share, basic and diluted	56,411,779	52,702,526	55,600,484	51,431,021
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Net loss	$(42,383)	$(22,487)	$(112,959)	$(76,824)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	219	9	298	(43)
Foreign currency translation adjustment	302	(49)	65	(178)
Other comprehensive income (loss)	521	(40)	363	(221)
Total comprehensive loss	$(41,862)	$(22,527)	$(112,596)	$(77,045)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2019	54,321,810	$54	$754,612	$(1,319)	$(174)	$(488,607)	$264,566
Cumulative effect of accounting change	—	—	—	—	—	(4,103)	(4,103)
Stock option exercises	831,901	1	6,437	—	—	—	6,438
Repurchase of early exercised options	(3,981)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	127	—	—	—	127
Vesting of restricted stock units	126,346	—	—	—	—	—	—
Stock-based compensation	—	—	14,009	—	—	—	14,009
Unrealized gain on available-for-sale securities	—	—	—	—	58	—	58
Foreign currency translation adjustment	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(33,240)	(33,240)
Balances as of April 30, 2019	55,276,076	55	775,185	(1,319)	(103)	(525,950)	247,868
Stock option exercises	665,543	1	4,913	—	—	—	4,914
Repurchase of early exercised options	(209)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	70	—	—	—	70
Vesting of restricted stock units	206,587	—	—	—	—	—	—
Stock-based compensation	—	—	17,662	—	—	—	17,662
Issuance of common stock under the Employee Stock Purchase Plan	90,619	—	6,394	—	—	—	6,394
Unrealized gain on available-for-sale securities	—	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	—	—	(250)	—	(250)
Net loss	—	—	—	—	—	(37,336)	(37,336)
Balances as of July 31, 2019	56,238,616	56	804,224	(1,319)	(332)	(563,286)	239,343
Stock option exercises	232,389	1	1,933	—	—	—	1,934
Repurchase of early exercised options	(542)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	53	—	—	—	53
Vesting of restricted stock units	208,199	—	—	—	—	—	—
Stock-based compensation	—	—	19,367	—	—	—	19,367
Unrealized gain on available-for-sale securities	—	—	—	—	219	—	219
Foreign currency translation adjustment	—	—	—	—	302	—	302
Net loss	—	—	—	—	—	(42,383)	(42,383)
Balances as of October 31, 2019	56,678,662	$57	$825,577	$(1,319)	$189	$(605,669)	$218,835
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2018	50,575,571	$51	$638,680	$(1,319)	$(159)	$(389,596)	$247,657
Stock option exercises	40,723	—	183	—	—	—	183
Repurchase of early exercised options	(19,395)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	533	—	—	—	533
Vesting of restricted stock units	125	—	—	—	—	—	—
Stock-based compensation	—	—	7,577	—	—	—	7,577
Unrealized loss on available-for-sale securities	—	—	—	—	(82)	—	(82)
Foreign currency translation adjustment	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	(26,555)	(26,555)
Balances as of April 30, 2018	50,597,024	51	646,973	(1,319)	(274)	(416,151)	229,280
Stock option exercises	1,150,864	1	7,894	—	—	—	7,895
Repurchase of early exercised options	(14,000)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	302	—	—	—	302
Vesting of restricted stock units	75,478	—	—	—	—	—	—
Stock-based compensation	—	—	9,009	—	—	—	9,009
Issuance of common stock under the Employee Stock Purchase Plan	275,874	—	5,626	—	—	—	5,626
Equity component of convertible senior notes	—	—	81,683	—	—	—	81,683
Purchase of capped calls	—	—	(37,086)	—	—	—	(37,086)
Unrealized gain on available-for-sale securities	—	—	—	—	30	—	30
Foreign currency translation adjustment	—	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	—	(27,782)	(27,782)
Balances as of July 31, 2018	52,085,240	52	714,401	(1,319)	(340)	(443,933)	268,861
Stock option exercises	1,348,725	1	9,506	—	—	—	9,507
Repurchase of early exercised options	(2,168)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	210	—	—	—	210
Vesting of restricted stock units	63,209	—	—	—	—	—	—
Stock-based compensation	—	—	10,264	—	—	—	10,264
Issuance of common stock under the Employee Stock Purchase Plan	1,243	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	—	(22,487)	(22,487)
Balances as of October 31, 2018	53,496,249	$53	$734,381	$(1,319)	$(380)	$(466,420)	$266,315
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities
Net loss	$(112,959)	$(76,824)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,824	3,334
Stock-based compensation	51,038	26,850
Amortization of debt discount and issuance costs	9,833	4,233
Amortization of finance right-of-use assets	2,982	—
Amortization of operating right-of-use assets	2,055	—
Non-cash interest on finance lease liabilities	1,823	659
Deferred income taxes	(4,541)	(351)
Accretion of discount on short-term investments	(3,619)	(2,567)
Change in operating assets and liabilities:
Accounts receivable	5,123	3,783
Prepaid expenses and other current assets	189	(1,451)
Deferred commissions	(12,205)	(9,585)
Other long-term assets	(148)	(33)
Accounts payable	(152)	(165)
Deferred rent	—	1,258
Accrued liabilities	16,176	7,184
Operating lease liabilities	(1,979)	—
Deferred revenue	14,898	11,166
Other liabilities, non-current	740	—
Net cash used in operating activities	(20,922)	(32,509)
Cash flows from investing activities
Purchases of property and equipment	(2,350)	(3,698)
Acquisition, net of cash acquired	(38,629)	—
Proceeds from maturities of marketable securities	410,000	206,000
Purchases of marketable securities	(363,530)	(369,736)
Net cash provided by (used in) investing activities	5,491	(167,434)
Cash flows from financing activities
Proceeds from exercise of stock options, including early exercised stock options	13,283	17,631
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	6,394	5,626
Repurchase of early exercised stock options	(35)	(327)
Principal repayments of finance leases	(798)	—
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	291,145
Payment for purchase of capped calls	—	(37,086)
Proceeds from tenant improvement allowance on build-to-suit lease	—	633
Net cash provided by financing activities	18,844	277,622
Effect of exchange rate changes on cash, cash equivalents and restricted cash	62	(101)
Net increase in cash, cash equivalents and restricted cash	3,475	77,578
Cash, cash equivalents and restricted cash, beginning of period	148,347	62,427
Cash, cash equivalents and restricted cash, end of period	$151,822	$140,005
Supplemental cash flow disclosure
Noncash investing and financing activities:
Construction in progress related to build-to-suit lease obligations	$—	$11,683
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above
Cash and cash equivalents	$151,307	$139,490
Restricted cash, non-current	515	515
Total cash, cash equivalents and restricted cash	$151,822	$140,005
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of October 31, 2019, the interim condensed consolidated statements of stockholders’ equity for the three and nine months ended October 31, 2019 and 2018, the interim condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended October 31, 2019 and 2018 and the interim condensed consolidated statements of cash flows for the nine months ended October 31, 2019 and 2018 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of October 31, 2019, its statements of stockholders’ equity as of October 31, 2019 and 2018, its results of operations and of comprehensive loss for the three and nine months ended October 31, 2019 and 2018 and its statements of cash flows for the nine months ended October 31, 2019 and 2018. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2020 or for any other future year or interim period.
The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed balance sheet data as of January 31, 2019 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “2019 Form 10-K”).
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
Related Party Transactions
All contracts with related parties are executed in ordinary course of business. There were no material related party transactions in the three and nine months ended October 31, 2019 and 2018. As of October 31, 2019 and January 31, 2019, there were no material amounts payable to or amounts receivable from related parties.
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
The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are disclosed separately on the condensed consolidated balance sheets and the finance lease is included in property and equipment, net, other accrued liabilities and other liabilities, non-current. The Company has elected an accounting policy to not recognize short-term leases (one year or less) on the consolidated balance sheet. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used based on the information available at commencement date in determining the present value of future payments. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. The Company accounts for lease components and non-lease components as a single lease component.
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
New Accounting Pronouncements Not Yet Adopted
Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year beginning February 1, 2020, though early adoption is permitted. The Company does not expect the adoption of the new accounting standard to have a material impact on its condensed consolidated financial statements.
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
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of October 31, 2019 and January 31, 2019, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at October 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$98,183	$—	$—	$98,183
Short-term investments:
U.S. government treasury securities	274,560	—	—	274,560
Total financial assets	$372,743	$—	$—	$372,743

	Fair Value Measurement at January 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$88,015	$—	$—	$88,015
Short-term investments:
U.S. government treasury securities	318,139	—	—	318,139
Total financial assets	$406,154	$—	$—	$406,154

The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. As of October 31, 2019 and

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 31, 2019, gross unrealized gains and unrealized losses for cash equivalents and short-term investments were not material, and the contractual maturity of all marketable securities was less than one year.
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding Notes (as defined below) on a quarterly basis for disclosure purposes. The Company considers the fair value of the Notes at October 31, 2019 to be a Level 2 measurement due to limited trading activity of the Notes. Refer to Note 6, Convertible Senior Notes, to the condensed consolidated financial statements for further details.

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
The Company used the acquisition method to account for the purchase of Realm, which met the definition of a business. As of October 31, 2019, the Company had finalized the working capital, cash, debt, transaction expenses and other closing adjustments and identified and recorded the fair value of the assets and liabilities acquired, as well as the residual value to goodwill. The allocation of the purchase price was based on available information and assumptions at the time of the initial valuation and may be subject to change within the measurement period.
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

The following table summarizes the purchase price allocation fair values of the assets acquired and liabilities and the value of goodwill assumed at the Acquisition Date (in thousands):

Estimated Fair Value
Financial and tangible assets, net	$43
Identifiable intangible asset - developed technology	27,300
Identifiable intangible asset - customer relationships	1,700
Deferred revenue	(350)
Goodwill (excluding deferred tax liability impact)	10,070
Total purchase price	$38,763

Financial and tangible assets, net primarily include the cash acquired and accounts receivable, net of existing Realm obligations as of the Acquisition Date.
Developed technology includes both the Realm mobile database and the Realm Object Server, which together automatically synchronize data between mobile applications and cloud databases, including MongoDB Atlas. The Company determined the economic useful life to be five years based on expected time period that the asset would contribute to the Company’s future cash flows without significant upgrades. The fair value of developed technology was estimated using the reproduction cost method (Level 3), which utilized assumptions for the cost to replace, such as the workforce, timing and resources required, as well as a theoretical profit margin and opportunity cost.
Customer relationships represent the fair value of projected subscription revenue that is expected to be generated from existing customers of Realm as of the Acquisition Date. The Company determined the economic useful life to be five years and the fair value of customer relationships was estimated using the replacement cost approach (Level 3), which utilized

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assumptions for sales and marketing expenses to determine the estimated cost to acquire a Realm customer. Other assumptions include a theoretical profit margin and opportunity costs.
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
The Company incurred acquisition-related costs for the Realm acquisition of $0.6 million during the nine months ended October 31, 2019. These acquisition-related costs were included in general and administrative expenses in the Company’s condensed consolidated statements of operations.
The Company included Realm’s estimated fair value of assets acquired and liabilities assumed in its condensed consolidated balance sheet beginning on the Acquisition Date. The results of operations for Realm subsequent to the Acquisition Date have been included in, but are not material to, the Company's condensed consolidated statements of operations for the three and nine months ended October 31, 2019. The pro forma results of operations for the Realm acquisition have not been presented because they were not material to the Company’s condensed consolidated statements of operations for the three and nine months ended October 31, 2019 and 2018.

5.	Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

Balance, January 31, 2019	$41,878
Increase in goodwill related to business combinations	13,606
Balance, October 31, 2019	$55,484

Refer to Note 4, Business Combinations, for further details on the addition to goodwill.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	October 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(10,058)	$24,642
Domain name	155	(145)	10
Customer relationships	15,200	(2,870)	12,330
Total	$50,055	$(13,073)	$36,982

	January 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$7,400	$(4,358)	$3,042
Domain name	155	(128)	27
Customer relationships	13,500	(675)	12,825
Total	$21,055	$(5,161)	$15,894
Acquired intangible assets are amortized on a straight-line basis. As of October 31, 2019, the weighted-average remaining useful lives of identifiable, acquisition-related intangible assets was 4.5 years for developed technology, 0.4 years for domain name and 4.1 years for customer relationships. Amortization expense of intangible assets was $3.1 million and $7.9 million for the three and nine months ended October 31, 2019, respectively. Amortization expense for developed technology and the domain name was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s condensed consolidated statements of operations.
As of October 31, 2019, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2020	$2,202
2021	8,504
2022	8,500
2023	8,500
2024	7,825
2025	1,451
Total	$36,982

6.	Convertible Senior Notes
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
During the three months ended October 31, 2019, the conditional conversion feature of the Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2019 (the last trading day of the fiscal quarter), and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between November 1, 2019 through January 31, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of October 31, 2019, the Company had not received any conversion notices. Since the Company has the election of repaying the Notes in cash, shares of the Company’s Class A common stock, or a combination of both, the Company continued to classify the Notes as long-term debt on the Company’s condensed consolidated balance sheet as of October 31, 2019.
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
In accounting for the issuance of the Notes, the Notes were separated into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective Notes. This difference represents the debt discount that is amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The carrying amount of the equity component representing the conversion option was determined to be $84.2 million. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

October 31, 2019
Principal	$300,000
Unamortized debt discount	(67,964)
Unamortized debt issuance costs	(5,346)
Net carrying amount	$226,690
The net carrying amount of the equity component of the Notes was as follows (in thousands):

October 31, 2019
Debt discount for conversion option	$84,168
Issuance costs	(2,485)
Net carrying amount	$81,683

As of October 31, 2019, the total estimated fair value of the Notes was approximately $570.0 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
The following table sets forth the interest expense related to the Notes (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Contractual interest expense	$563	$563	$1,688	$763
Amortization of debt discount	3,132	2,938	9,248	3,971
Amortization of issuance costs	202	174	585	234
Total	$3,897	$3,675	$11,521	$4,968

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
Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$994	$2,982
Interest on lease liabilities	916	2,739
Operating lease cost	1,152	3,505
Short-term lease cost	785	1,488
Total lease cost	$3,847	$10,714

Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

October 31, 2019
Finance Lease:
Property and equipment, net	$40,405
Other accrued liabilities	4,568
Other liabilities, non-current	60,439
Operating Leases:
Operating lease right-of-use assets	$12,151
Operating lease liabilities (current)	4,180
Operating lease liabilities, non-current	9,044

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

Nine Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$916
Operating cash flows from operating leases	3,204
Financing cash flows from finance lease	798
Right-of-use assets obtained in exchange for lease obligations:
Finance lease	$—
Operating leases	3,930
Weighted-average remaining lease term (in years):
Finance lease	10.2
Operating leases	4.3
Weighted-average discount rate:
Finance lease	5.6%
Operating leases	6.1%

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of October 31, 2019 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2020	$2,018	$1,634
2021	8,073	5,163
2022	8,073	2,957
2023	8,073	2,730
2024	8,073	1,276
Thereafter	51,274	2,254
Total minimum payments	85,584	16,014
Less imputed interest	(20,577)	(2,790)
Present value of future minimum lease payments	65,007	13,224
Less current obligations under leases	(4,568)	(4,180)
Non-current lease obligations	$60,439	$9,044

Excluded in the lease obligation table above is a new agreement to lease an additional 21,000 square feet of office space in New York City, which will be recognized as an operating lease upon the lease commencement date. The Company entered into this agreement in October 2019 and expects the lease to commence on or around April 2020 for a term of five years with no renewal period. The total estimated aggregate base rent payments are $8.1 million with payments beginning four months subsequent to the commencement date.

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
Non-cancelable Material Commitments
During the nine months ended October 31, 2019, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2019 Form 10-K.
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property claims, labor and employment claims and breach of contract claims. For example, on March 12, 2019, Realtime Data (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief. In August 2019, the District Court approved the Company and Realtime’s stipulation to stay Realtime’s lawsuit against the Company pending the outcome of Realtime's appeal of the District Court's decision to invalidate two of the asserted patents in a separate action.
The Company investigates claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of October 31, 2019 and January 31, 2019, therefore, the Company has not recorded an accrual for such contingencies.
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Primary geographical markets:
Americas	$71,332	$43,570	$194,055	$115,726
EMEA	30,374	24,406	83,504	56,367
Asia Pacific	7,735	3,806	20,638	9,439
Total	$109,441	$71,782	$298,197	$181,532

Subscription product categories and services:
MongoDB Atlas-related	$44,133	$15,375	$111,783	$32,945
Other subscription	59,694	51,229	170,194	134,814
Services	5,614	5,178	16,220	13,773
Total	$109,441	$71,782	$298,197	$181,532

Customers located in the United States accounted for 61% and 60% of total revenue for the three and nine months ended October 31, 2019, respectively, and 57% and 60% of total revenue for the three and nine months ended October 31, 2018, respectively. Customers located in the United Kingdom accounted for 9% and 10% of total revenue for the three and nine months ended October 31, 2019, respectively, and 10% for both the three and nine months ended October 31, 2018. No other country accounted for 10% or more of revenue for the periods presented.
As of October 31, 2019 and 2018, substantially all of the Company’s long-lived assets were located in the United States.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheet and consists of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of October 31, 2019 and January 31, 2019 was $152.4 million and $137.7 million, respectively. For the nine months ended October 31, 2019 and 2018, revenue recognized from deferred revenue at the beginning of each period was $109.6 million and $73.5 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of October 31, 2019, the aggregate transaction price allocated to remaining performance obligations was $187.8 million. Approximately 53% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applied the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of October 31, 2019, unbilled receivables were $9.0 million.
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
Deferred commissions were $60.8 million as of October 31, 2019. Amortization expense with respect to deferred commissions was $4.9 million and $13.9 million for the three and nine months ended October 31, 2019, respectively, and $3.6 million and $10.2 million for the three and nine months ended October 31, 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
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
The following table summarizes stock option activity for the nine months ended October 31, 2019 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2019	8,621,010	$7.75	6.7	$729,392
Stock options exercised	(1,729,833)	7.67
Stock options forfeited and expired	(208,258)	11.56
Balance - October 31, 2019	6,682,919	$7.66	5.9	$802,710
Vested and exercisable - January 31, 2019	5,342,183	$6.95	6.0	$456,275
Vested and exercisable - October 31, 2019	4,790,453	$7.07	5.5	$578,198

Restricted Stock Units
The 2016 Plan provides for the issuance of restricted stock units (“RSUs”) to employees, directors and consultants. RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
The following table summarizes RSU activity for the nine months ended October 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2019	1,988,774	$54.22
RSUs granted	1,530,227	118.47
RSUs vested	(541,132)	62.07
RSUs forfeited and canceled	(212,881)	78.30
Unvested - October 31, 2019	2,764,988	$86.38

2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). A total of 2.0 million shares of the Company’s Class A common stock have been authorized for issuance under the 2017 ESPP. Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. The Company’s current offering period began June 17, 2019 and is expected to end December 13, 2019.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of revenue—subscription	$1,274	$555	$3,476	$1,403
Cost of revenue—services	793	335	2107	800
Sales and marketing	6,844	3,090	17,728	7,437
Research and development	6,879	3,131	17,513	8,241
General and administrative	3,577	3,153	10,214	8,969
Total stock-based compensation expense	$19,367	$10,264	$51,038	$26,850

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Numerator:
Net loss	$(42,383)	$(22,487)	$(112,959)	$(76,824)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	56,411,779	52,702,526	55,600,484	51,431,021

Net loss per share, basic and diluted	$(0.75)	$(0.43)	$(2.03)	$(1.49)

The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of October 31, 2019 would have been convertible into approximately 4.4 million shares of the Company’s Class A common stock. However, the Company currently expects to settle the principal amount of the Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the Notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the Notes. In connection with the issuance of the Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the Notes.
During the three months ended October 31, 2019, the average market price of the Company’s Class A common stock was $134.49, which exceeded the initial conversion price. The Company had not received any conversion notices through the issuance date of these unaudited condensed consolidated financial statements. For disclosure purposes, the Company calculated the potentially dilutive effect of the conversion spread, which is included in the table below.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Stock options to purchase Class A common stock	2,042,636	3,046,631	2,242,253	3,315,885
Stock options to purchase Class B common stock	4,805,226	7,137,570	5,230,288	8,136,949
Unvested restricted stock units	2,876,802	1,707,692	2,790,999	1,265,391
Early exercised stock options	22,940	94,026	33,900	146,248
Shares underlying the conversion spread in the convertible senior notes	2,171,371	215,879	2,175,450	71,960

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Income Taxes
The Company recorded a provision (benefit) related to income taxes of $0.6 million and $(2.9) million for the three and nine months ended October 31, 2019, respectively, and $(0.03) million and $0.7 million for the three and nine months ended October 31, 2018, respectively. The overall benefit recorded during the nine months ended October 31, 2019 was driven by a net release of $3.5 million in the Company’s valuation allowance on deferred tax assets primarily as a result of deferred taxes recorded in purchase accounting as part of the Realm acquisition and excess tax deductions in the United Kingdom with respect to stock option exercises. The consolidated provision recorded during the three months ended October 31, 2019 was primarily due to foreign taxes.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of October 31, 2019, the Company’s net unrecognized tax benefits totaled $4.6 million, of which $0.1 million would impact the Company’s effective tax rate if recognized. The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next twelve months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s interim unaudited condensed consolidated financial statements.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, including our expectations regarding our future growth opportunity, investments, strategy and operating expenses. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part 2, Item 1A of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Our corporate website is located at www.mongodb.com. We make available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing such reports to, the Securities and Exchange Commission (“SEC”). Information contained on our corporate website is not part of this Quarterly Report on Form 10-Q or any other report filed with or furnished to the SEC.
Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications, while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount was 1,660 as of October 31, 2019, an increase from 1,124 as of October 31, 2018.
We generate revenue primarily from sales of subscriptions, which accounted for 95% of our total revenue for both the three and nine months ended October 31, 2019, and 93% and 92% of our total revenue for the three and nine months ended October 31, 2018, respectively. Our primary subscription package is MongoDB Enterprise Advanced, which represented 46% and 51% of our subscription revenue for the three and nine months ended October 31, 2019, respectively, and 59% and 63% of our subscription revenue for the three and nine months ended October 31, 2018, respectively. For the fiscal years ended January 31, 2019, 2018 and 2017, MongoDB Enterprise Advanced represented 60%, 69% and 72% of our subscription revenue, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.
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
We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our cloud-hosted database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three and nine months ended October 31, 2019, MongoDB Atlas revenue represented 40% and 37% of our total revenue, respectively, and during the three and nine months ended October 31, 2018, MongoDB Atlas revenue represented 21% and 18% of our total revenue, respectively, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual commitments and pay in advance or are invoiced monthly based on usage. Given our platform has been downloaded from our website more than 80 million times since February 2009 and over 35 million times in the last 12 months alone, a core component of our growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to become customers of MongoDB Atlas and enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 5% of our total revenue for both the three and nine months ended October 31, 2019, and 7% and 8% of our total revenue for the three and nine months ended October 31, 2018, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the data management software market, is forecast to be $64 billion in 2019 growing to approximately $97 billion in 2023, representing an 11% compound annual growth rate. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Key Factors Affecting Our Performance
Growing Our Customer Base and Expanding Our Global Reach
We are focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of October 31, 2019, we had over 15,900 customers across a wide range of industries and in over 100 countries, compared to over 8,300 customers as of October 31, 2018. All affiliated entities are counted as a single customer.
Our customer count as of October 31, 2019 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) users acquired from mLab who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of October 31, 2019, we had over 1,900 customers that were sold through our direct sales force and channel partners, as compared to over 1,700 such customers as of October 31, 2018. These customers, which we refer to as our Direct Sales Customers, accounted for 78% of our subscription revenue for both the three and nine months ended October 31, 2019, and 87% and 88% of our subscription revenue for the three and nine months ended October 31, 2018, respectively.

In an effort to expand our global reach, we recently announced a partnership with Alibaba Cloud to offer an authorized MongoDB-as-a-service solution allowing customers of Alibaba Cloud to use this managed offering from their data centers globally.
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
We have invested significantly in MongoDB Atlas and our ability to drive adoption of MongoDB Atlas is a key component of our growth strategy. We offer a free tier on AWS, GCP and Microsoft Azure, which provides limited processing power and storage, in order to drive usage and adoption of MongoDB Atlas among developers. In addition, we offer tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. From its launch in June 2016, we have grown MongoDB Atlas to over 14,200 customers as of October 31, 2019. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads, as well as customers from mLab, as described above.
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
We monitor annualized recurring revenue (“ARR”) to help us measure our subscription performance. We define ARR as the subscription revenue we would contractually expect to receive from customers over the following 12 months assuming no increases or reductions in their subscriptions. ARR excludes self-service products, including MongoDB Atlas not sold on a commitment basis. ARR also excludes professional services. For customers who utilize our self-service offerings, we measure the annualized monthly recurring revenue (“MRR”), which is calculated by annualizing their usage of our self-serve products in the prior 30 days and assuming no increases or reductions in their usage. The number of customers with $100,000 or greater in ARR and annualized MRR was 688 and 490 as of October 31, 2019 and 2018, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.

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
Other Income (Expense), net
Other income (expense), net consists primarily of interest income, interest expense and gains and losses from foreign currency transactions.
Provision (Benefit) for Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2019, we had net operating loss (“NOL”) carryforwards for federal, state and Irish income tax purposes of $369.2 million, $246.3 million and $201.6 million, respectively, which may be available to offset taxable income in the future, subject to changes made by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) with respect to federal NOLs and which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes if not utilized. The Tax Act included changes to the uses and limitations of NOLs. While the Tax Act allows for federal NOLs incurred in tax years beginning prior to December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of federal NOLs that are generated in tax years beginning after December 31, 2017. Ireland allows NOLs to be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance.
Three and Nine Months Ended October 31, 2019 Summary
For the three months ended October 31, 2019, our total revenue was $109.4 million as compared to $71.8 million for the three months ended October 31, 2018. Our net loss was $42.4 million for the three months ended October 31, 2019 as compared to $22.5 million for the three months ended October 31, 2018.
For the nine months ended October 31, 2019, our total revenue was $298.2 million as compared to $181.5 million for the nine months ended October 31, 2018. Our net loss was $113.0 million for the nine months ended October 31, 2019 as compared to $76.8 million for the nine months ended October 31, 2018.
Our operating cash flow was $(20.9) million and $(32.5) million for the nine months ended October 31, 2019 and 2018, respectively. Our free cash flow was $(24.1) million and $(36.2) million for the nine months ended October 31, 2019 and 2018, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue (unaudited, in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Consolidated Statements of Operations Data:
Revenue:
Subscription	$103,827	$66,604	$281,977	$167,759
Services	5,614	5,178	16,220	13,773
Total revenue	109,441	71,782	298,197	181,532
Cost of revenue:
Subscription(1)	26,497	13,248	73,465	35,434
Services(1)	5,694	4,510	17,100	12,567
Total cost of revenue	32,191	17,758	90,565	48,001
Gross profit	77,250	54,024	207,632	133,531
Operating expenses:
Sales and marketing(1)	57,015	36,080	156,659	105,814
Research and development(1)	39,387	23,179	107,395	63,254
General and administrative(1)	19,562	14,986	50,541	38,467
Total operating expenses	115,964	74,245	314,595	207,535
Loss from operations	(38,714)	(20,221)	(106,963)	(74,004)
Other expense, net	(3,110)	(2,299)	(8,916)	(2,140)
Loss before provision for income taxes	(41,824)	(22,520)	(115,879)	(76,144)
Provision (benefit) for income taxes	559	(33)	(2,920)	680
Net loss	$(42,383)	$(22,487)	$(112,959)	$(76,824)

(1)	Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of revenue—subscription	$1,274	$555	$3,476	$1,403
Cost of revenue—services	793	335	2,107	800
Sales and marketing	6,844	3,090	17,728	7,437
Research and development	6,879	3,131	17,513	8,241
General and administrative	3,577	3,153	10,214	8,969
Total stock‑based compensation expense	$19,367	$10,264	$51,038	$26,850

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Percentage of Revenue Data:
Revenue:
Subscription	95%	93%	95%	92%
Services	5%	7%	5%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	24%	19%	25%	19%
Services	5%	6%	5%	7%
Total cost of revenue	29%	25%	30%	26%
Gross profit	71%	75%	70%	74%
Operating expenses:
Sales and marketing	52%	50%	53%	58%
Research and development	36%	32%	36%	35%
General and administrative	18%	21%	17%	22%
Total operating expenses	106%	103%	106%	115%
Loss from operations	(35)%	(28)%	(36)%	(41)%
Other expense, net	(3)%	(3)%	(3)%	(1)%
Loss before provision for income taxes	(38)%	(31)%	(39)%	(42)%
Provision (benefit) for income taxes	1%	—%	(1)%	—%
Net loss	(39)%	(31)%	(38)%	(42)%
Comparison of the Three Months Ended October 31, 2019 and 2018
Revenue

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Subscription	$103,827	$66,604	$37,223	56%
Services	5,614	5,178	436	8%
Total revenue	$109,441	$71,782	$37,659	52%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $37.2 million primarily due to $22.8 million from sales to new customers, including mLab customers. The remainder of the increase in subscription revenue resulted from sales to our existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Subscription cost of revenue	$26,497	$13,248	$13,249	100%
Services cost of revenue	5,694	4,510	1,184	26%
Total cost of revenue	32,191	17,758	14,433	81%
Gross profit	$77,250	$54,024	$23,226	43%
Gross margin	71%	75%
Subscription	74%	80%
Services	(1)%	13%
The increase in subscription cost of revenue was primarily due to a $10.5 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $1.9 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher headcount in our services organization. Total headcount in our support and services organizations increased 17% from October 31, 2018 to October 31, 2019.
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
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Sales and marketing	$57,015	$36,080	$20,935	58%
The increase in sales and marketing expense included $10.2 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 694 as of October 31, 2019 from 449 as of October 31, 2018. Sales and marketing expense also increased $5.1 million from costs associated with our higher headcount, including increased travel and related expenses and higher commissions expense. In addition, expenses increased $3.0 million due to higher spend on marketing programs. Sales and marketing expense included $0.8 million from the amortization for the customer relationships intangible asset primarily associated with our acquisition of mLab on November 1, 2018.
Research and Development

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Research and development	$39,387	$23,179	$16,208	70%
The increase in research and development expense was primarily driven by a $9.7 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 51%, inclusive of employees who joined us as part of the Realm and mLab acquisitions. Also included in research and development expenses are $2.4 million from the amortization of our acquired developed technology intangible assets and $1.9 million from the amortization of the founder holdback associated with our acquisition of mLab.

General and Administrative

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
General and administrative	$19,562	$14,986	$4,576	31%
The increase in general and administrative expense was primarily due to an increase in general and administrative personnel headcount resulting in $3.6 million of higher personnel costs and stock-based compensation. In addition, professional services expense increased $1.9 million, particularly for accounting costs, a portion of which related to timing of expenses as compared to the prior-year period. These higher general and administrative expenses were driven, in part, by the increased compliance requirements of being a publicly traded company that no longer qualified as an emerging growth company as of January 31, 2019. General and administrative expense for the three months ended October 31, 2018 included costs associated with the move of our New York City office, which resulted in a $1.5 million acceleration of rent payable, deferred rent and associated leasehold improvements related to our former office space. In addition, the prior-year period included $0.5 million of costs associated with our acquisition of mLab.
Other Income (Expense), net

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Other expense, net	$(3,110)	$(2,299)	$(811)	35%
The increase in other expense, net for the three months ended October 31, 2019 was primarily due to interest expense associated with our financing lease for our New York City office.
Provision (Benefit) for Income Taxes

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Provision (benefit) for income taxes	$559	$(33)	$592	nm
The provision for income taxes during the three months ended October 31, 2019 was due to an increase in foreign taxes as we continued our global expansion. The benefit during the three months ended October 31, 2018 was primarily due to higher stock option exercises, which generated excess tax deductions in the United Kingdom.
Comparison of the Nine Months Ended October 31, 2019 and 2018
Revenue

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Subscription	$281,977	$167,759	$114,218	68%
Services	16,220	13,773	2,447	18%
Total revenue	$298,197	$181,532	$116,665	64%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $114.2 million primarily due to $56.9 million from sales to new customers, including mLab customers. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Subscription cost of revenue	$73,465	$35,434	$38,031	107%
Services cost of revenue	17,100	12,567	4,533	36%
Total cost of revenue	90,565	48,001	42,564	89%
Gross profit	$207,632	$133,531	$74,101	55%
Gross margin	70%	74%
Subscription	74%	79%
Services	(5)%	9%
The increase in subscription cost of revenue was primarily due to a $29.6 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $5.8 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher headcount in our services organization. Total headcount in our support and services organizations increased 16% from October 31, 2018 to October 31, 2019.
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
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Sales and marketing	$156,659	$105,814	$50,845	48%
The increase in sales and marketing expense included $27.3 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 694 as of October 31, 2019 from 449 as of October 31, 2018. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. Sales and marketing expense also increased $10.3 million from costs associated with our higher headcount, including increased travel and related expenses and higher commissions expense. In addition, expenses increased $6.0 million due to higher spend on marketing programs, including for MongoDB Atlas. Sales and marketing expense included $2.2 million from the amortization for the customer relationships intangible asset primarily associated with our acquisition of mLab on November 1, 2018.
Research and Development

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Research and development	$107,395	$63,254	$44,141	70%
The increase in research and development expense was primarily driven by a $23.9 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 51%, inclusive of employees who joined us as part of the Realm and mLab acquisitions. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. Also included in research and development expenses are $5.7 million from the amortization of the founder holdback associated with our acquisition of mLab and $5.7 million from the amortization of our acquired developed technology intangible assets.

General and Administrative

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
General and administrative	$50,541	$38,467	$12,074	31%
The increase in general and administrative expense was primarily due to an increase in general and administrative personnel headcount resulting in $8.9 million of higher personnel costs and stock-based compensation. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. In addition, professional services expense, particularly for accounting and legal costs, increased $3.6 million, a portion of which related to timing of expenses as compared to the prior-year period. These higher general and administrative expenses were driven, in part, by the increased compliance requirements of being a publicly traded company that no longer qualified as an emerging growth company as of January 31, 2019. General and administrative expense for the nine months ended October 31, 2018 included costs associated with the move of our New York City office, which resulted in a $1.5 million acceleration of rent payable, deferred rent and associated leasehold improvements related to our former office space, with no comparable expense in the current-year period.
Other Income (Expense), net

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Other expense, net	$(8,916)	$(2,140)	$(6,776)	317%
Other expense increased due to interest expense related to the outstanding 0.75% convertible senior notes due 2024 (the “Notes”), as well as interest expense associated with our financing lease for our New York City office, which expense had previously been capitalized as a build-to-suit asset during the construction phase for most of 2018. These expenses were partially offset by an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the nine months ended October 31, 2019 as compared to prior-year period.
Provision (Benefit) for Income Taxes

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2019	2018	$	%
Provision (Benefit) for income taxes	$(2,920)	$680	$(3,600)	nm
The benefit for income taxes for the nine months ended October 31, 2019 was primarily due to a non-recurring tax benefit associated with the acquisition of Realm intangible assets, which reduced our deferred tax asset and the related valuation allowance. Refer to Note 12, Income Taxes, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. The provision for income taxes during the nine months ended October 31, 2018 was due to an increase in foreign taxes as we continued our global expansion.

Liquidity and Capital Resources
As of October 31, 2019, we had cash, cash equivalents, short‑term investments and restricted cash totaling $426.4 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards.
We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. As of October 31, 2019, we had an accumulated deficit of $605.7 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, and the continuing market acceptance of our subscriptions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Nine Months Ended October 31,
	2019	2018
Net cash used in operating activities	$(20,922)	$(32,509)
Net cash provided by (used in) investing activities	5,491	(167,434)
Net cash provided by financing activities	18,844	277,622
Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures, principal repayments of finance lease liabilities and capitalized software development costs, if any. During the nine months ended October 31, 2019 and 2018, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and board of directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.

The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated (unaudited, in thousands):

	Nine Months Ended October 31,
	2019	2018
Net cash used in operating activities	$(20,922)	$(32,509)
Capital expenditures	(2,350)	(3,698)
Principal repayments of finance leases	(798)	—
Capitalized software	—	—
Free cash flow	$(24,070)	$(36,207)
Operating Activities
Cash used in operating activities during the nine months ended October 31, 2019 was $20.9 million primarily driven by our net loss of $113.0 million and was partially offset by non‑cash charges of $51.0 million for stock‑based compensation, $9.8 million for the amortization of our debt discount and issuance costs, $9.8 million for depreciation and amortization and $4.8 million for lease-related non-cash charges. In addition, our cash collections decreased our accounts receivable by $5.1 million and increased our deferred revenue by $14.9 million, reflecting the overall growth of our sales and our expanding customer base. Also, our accrued liabilities increased $16.2 million, primarily from commissions and bonuses accrued as of October 31, 2019. Partially offsetting these benefits to our operating cash flow were an increase of $12.2 million in deferred commissions and non-cash benefits of $4.5 million from the non-recurring tax benefit associated with the acquisition of Realm intangible assets and $3.6 million from the non-cash benefit associated with the discount on our short-term investments.
Cash used in operating activities during the nine months ended October 31, 2018 was $32.5 million primarily driven by our net loss of $76.8 million and was partially offset by non‑cash charges of $26.9 million for stock‑based compensation, $4.2 million for the amortization of our debt discount and issuance costs and $3.3 million for depreciation and amortization. In addition, our deferred revenue increased $11.2 million resulting from the overall growth of our sales and our expanding customer base and our accounts receivable decreased $3.8 million due to cash collections. In addition, our accrued liabilities increased $7.2 million, primarily from commissions accrued as of October 31, 2018. The cash inflows from our deferred revenue, accounts receivable and accrued liabilities were partially offset by an increase of $9.6 million in deferred commissions and an increase of $1.5 million in prepaid expenses.
Investing Activities
Cash provided by investing activities during the nine months ended October 31, 2019 of $5.5 million resulted from the maturities of marketable securities, partially offset by purchases of marketable securities and property and equipment. In addition, we used $38.6 million of net cash to acquire Realm.
Cash used in investing activities during the nine months ended October 31, 2018 of $167.4 million resulted primarily from the purchases of marketable securities, net of maturities.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2019 was $18.8 million primarily due to the proceeds from the exercise of stock options, as well as issuance of common stock under the Employee Stock Purchase Plan, partially offset by principal repayments of finance leases.
Cash provided by financing activities during the nine months ended October 31, 2018 was $277.6 million primarily due to the issuance of the Notes, net of the capped call transactions and issuance costs, as well as proceeds from the exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan.
Refer to Note 6, Convertible Senior Notes, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the Notes and capped call transactions.

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
Off Balance Sheet Arrangements
As of October 31, 2019, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
During the nine months ended October 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2019 Form 10-K. Refer to Note 7, Leases, and Note 8, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of October 31, 2019, we had cash, cash equivalents, restricted cash and short-term investments of $426.4 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of October 31, 2019.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three and nine months ended October 31, 2019 and 2018. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019. Based on the evaluation of our disclosure controls and procedures as of October 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•	the mix of revenue and associated costs attributable to sales where subscriptions are bundled with services versus sold on a standalone basis and sales by us and our partners;

•	our ability to attract new customers;

•	our ability to effectively expand our sales and marketing capabilities and teams;

•	our ability to retain customers and expand their usage of our software, particularly for our largest customers;

•	our inability to enforce the AGPL or SSPL;

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
We have limited experience with respect to determining the optimal prices for our subscription offerings. As the market for databases evolves, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or convert users of our free offerings to paying customers on terms or based on pricing models that we have used historically. In the past, we have been able to increase our prices for our subscription offerings, but we may choose not to introduce or be unsuccessful in implementing future price increases. As a result of these and other factors, in the future we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to increase our services or product offerings without additional revenue to remain competitive, all of which could harm our results of operations and financial condition.
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
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2019, we had 15 issued patents and 45 pending patent applications in the United States, which may not result in issued patents. Even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time‑consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the fiscal years ended January 31, 2019, 2018 and 2017, total revenue generated from customers outside the United States was 39%, 37% and 34%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia‑Pacific region and South America, focusing primarily on selling our products and services in those regions. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:

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

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

•	increased costs associated with international operations, including travel, real estate, infrastructure and legal compliance costs;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	the effect of other economic factors, including inflation, pricing and currency devaluation;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	laws and business practices favoring local competitors or general preferences for local vendors;

•
operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations, including relating to contract and intellectual property rights;

•	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;

•	political instability, social unrest or terrorist activities;

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
On March 29, 2017, the United Kingdom (“U.K.”) formally notified the European Council of its intention to leave the European Union (“E.U.”). Although the withdrawal of the U.K. from the E.U. (commonly referred to as “Brexit”) was originally scheduled to take effect on March 29, 2019, the withdrawal agreement was extended several times.
On October 28, 2019, the Brexit deadline was extended again to January 31, 2020. Under the terms of the most recent extension, the date of withdrawal may be earlier than January 31, 2020 if a formal withdrawal agreement is ratified by the U.K. Parliament. Additionally, the U.K. is scheduled to hold a general election on December 12, 2019, the outcome of which is uncertain. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the E.U. will be agreed, if at all.
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
As of January 31, 2019, we had NOL carryforwards for federal, state and Irish income tax purposes of approximately $369.2 million, $246.3 million and $201.6 million, respectively, which may be available to offset taxable income in the future, subject to changes made by the Tax Act with respect to federal NOLs as described below and which expire in various years beginning in the year ending January 31, 2028 for federal purposes and the year ending January 31, 2020 for state purposes if not utilized. Ireland allows NOLs to be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For example, the Tax Act included changes to the uses and limitations of NOLs. While the Tax Act allows for federal NOLs incurred in tax years beginning prior to December 31, 2017 to be carried forward indefinitely, the Tax Act also imposes an 80% limitation on the use of federal NOLs that are generated in tax years beginning after December 31, 2017.
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
Our corporate headquarters is located in New York City, and we have offices in 41 other locations as of October 31, 2019. A significant natural disaster or man‑made problem, such as an earthquake, fire, flood or an act of terrorism, occurring in any of these locations, or where a business partner is located, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man‑made problem were to affect datacenters used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In the event of a major disruption caused by a natural disaster or man‑made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As a result, as of October 31, 2019, holders of our Class B common stock represented approximately 66% of the voting power of our outstanding capital stock and our directors, executive officers and each of their affiliated entities, represented approximately 54% of the voting power of our outstanding capital stock. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future. For example, holders of our Class B common stock will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock, including amendments of our amended and restated certificate of incorporation or amended and restated bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. Holders of our Class B common stock may also have interests that differ from the interests of holders of our Class A common stock and may vote in a way with which holders of our Class A common stock may disagree and which may be adverse to such holders’ interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, as of October 31, 2019, Dwight Merriman, Kevin P. Ryan, Eliot Horowitz, and Dev Ittycheria

represented approximately 65% of the voting power of our outstanding capital stock, and if they retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. As board members and officers, Mr. Horowitz and Mr. Ittycheria owe a fiduciary duty to our stockholders and must act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, all of these individuals are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.
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
Being a public company under these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers or members of our board of directors, particularly to serve on our audit and compensation committees.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended October 31, 2019:

Period	Total number of shares purchased(1)	Average price paid per share
August 1 to August 31, 2019	542	$7.16
September 1 to September 30, 2019	—	—
October 1 to October 31, 2019	—	—

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

MONGODB, INC.

Date: December 10, 2019	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)