Form 10-K
period 2020-01-31
MongoDB, Inc.
filed 2020-03-27
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Market on July 31, 2019 (the last business day of the registrant’s second fiscal quarter), was approximately $6.7 billion.
As of March 23, 2020, there were 48,962,130 shares of the registrant’s Class A common stock and 8,604,123 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2020.

MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2020

General
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” the “Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years.
Trademarks
“MongoDB” and the MongoDB leaf logo and other trademarks or service marks of MongoDB, Inc. appearing in this Annual Report on Form 10-K (this “Form 10-K”) are the property of MongoDB, Inc. This Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or ™ symbols.
Special Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative or plural of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

•	our future operating and financial performance, ability to generate positive cash flow and ability to achieve and sustain profitability;

•	our ability to successfully anticipate and satisfy customer demands, including through the introduction of new features, products or services and the provision of professional services;

•	the effects of increased competition in our market;

•	our ability to expand our sales and marketing organization and to scale our business, including entering into new markets and managing our international expansion;

•	the impact of the COVID-19 pandemic and any associated economic downturn on our future operating and financial performance;

•	our ability to continue to build and maintain credibility with the developer community;

•	our ability to attract and retain customers to use our products;

•	our ability to maintain, protect, enforce and enhance our intellectual property;

•	the growth and expansion of the market for database products and our ability to penetrate such market;

•	our ability to maintain the security of our software and adequately address privacy concerns;

•	our ability to accurately forecast our sales cycle and make changes to our pricing model;

•	our ability to form new and expand existing strategic partnerships;

•	the attraction and retention of highly skilled and key personnel;

•	our ability to enhance our brand;

•	our ability to effectively manage our growth and future expenses and maintain our corporate culture; and

•	our ability to comply with modified or new laws and regulations applying to our business.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
The forward-looking statements made in this Form 10-K relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.
This Form 10-K contains market data and industry forecasts that were obtained from industry publications. These data and forecasts involve a number of assumptions and limitations and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Form 10-K is generally reliable, such information is inherently imprecise.
PART I
Item 1. Business
Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Through our unique document-based architecture, we are able to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model.
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
Our unique platform combines the best of both relational and non-relational databases. We believe our core platform differentiation is driven by our ability to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. Our document-based architecture enables developers to manage data in a more natural way, making it easy and intuitive for developers to rapidly and cost-effectively build, modernize, deploy and maintain applications, thereby increasing the pace of innovation within an organization. Customers can run our platform in any environment, depending on their operational requirements: fully managed as a service or self-managed in the cloud, on-premise or in a hybrid environment.
The database market is one of the largest in the software industry. According to IDC, the worldwide database software market, which it refers to as the data management software market, is forecast to be $71 billion in 2020 growing to approximately $97 billion in 2023, representing an 11% compound annual growth rate. Legacy database vendors have historically dominated this market. We believe this market is one of the few within the enterprise technology stack that has yet to be disrupted by a modern alternative, creating our opportunity.
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
Our Solution
The key differentiators of our platform include:
We Built a Modern Platform for Applications.
Our founders were frustrated by the challenges of working with legacy database offerings. Our platform was built to address these challenges while maintaining the best aspects of relational databases, allowing developers both to build new, modern applications that could not be built on relational databases and to more quickly and easily modernize existing applications. While the percentage varies from quarter to quarter, over the course of the past fiscal year, approximately one quarter of our new business related to MongoDB Enterprise Advanced, our primary subscription offering, resulted from applications that were migrated from legacy relational databases. Core features and capabilities of our platform include:

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

•
Flexibility and Control.  MongoDB's intelligent distributed systems architecture enables users to easily place data where their applications and users need it. MongoDB can be run within and across geographically distributed data centers and cloud regions, providing levels of scalability, workload isolation and data locality to meet today's modern application requirements.

•
Reliability.  Our platform includes the critical, advanced security features and fault-tolerance that enterprises demand. It was built to operate in a globally distributed environment for “always-on” applications.

We Built Our Platform for Developers.
MongoDB was built by developers for developers. We architected our platform with robust functionality and made it easy and intuitive for developers to build, modernize, deploy and maintain applications rapidly and cost-effectively, thereby increasing developer productivity. Our document-based architecture enables developers to manage and interact with data in a more natural way than legacy alternatives. As a result, developers can focus on the application and end-user experience, as they do not have to spend significant time fixing and maintaining the linkages between the application and a rigid relational database structure. We also develop and maintain drivers in all leading programming languages, allowing developers to interact with our platform using the programming language of their choice, further increasing developer productivity. According to the Stack Overflow Annual Developer Survey, in 2017, 2018 and 2019, more developers wanted to work with MongoDB than any other database.
Customers of MongoDB Atlas, our multi-cloud offering, enjoy the benefits of consuming MongoDB as a service in the public cloud, further enabling developers to focus on their application performance and end-user experience, rather than the back-end infrastructure lifecycle management. With MongoDB Atlas, organizations only have to manage how their applications use the database and are freed from the tasks of infrastructure provisioning, operating system configuration, upgrades and more. As a result, MongoDB Atlas unlocks higher levels of developer productivity, allowing organizations to innovate more quickly to better serve their own customers and to capitalize on new business opportunities.
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

•
Driving Usage of MongoDB Atlas.  MongoDB Atlas, our hosted multi-cloud offering, is an important part of our run-anywhere strategy. With MongoDB Atlas, customers can enjoy the benefits of consuming MongoDB as a service in the public cloud, enabling customers to remove themselves from the complexity of managing the database and related underlying infrastructure. We initially launched MongoDB Atlas in 2016 and generated revenue by migrating existing users of our Community Server. We offer tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. During 2018, we expanded the functionality available in MongoDB Atlas beyond that of our Community Server offering, including adding advanced security features, enterprise-standard authentication and database auditing to MongoDB Atlas to allow MongoDB Atlas to support mission-critical enterprise workloads. We continued to enhance the functionality of MongoDB Atlas during 2019, including improving security, privacy and compliance capabilities such as customer identity federation, including single sign-on, as well as being compliant with the Health Insurance Portability and Accountability Act (HIPAA) and certified under the International Organization for Standardization (ISO) 27001 Security Standard. MongoDB Atlas is available on all three major cloud providers (Amazon Web Services (‘‘AWS’’), Google Cloud Platform (‘‘GCP’’) and Microsoft Azure) in North America, Europe and Asia Pacific. We offer a free tier on AWS, GCP and Microsoft Azure, which provides limited processing power and storage, in order to drive trial and adoption of MongoDB Atlas among developers.

•
Expanding Sales Within Our Customer Base.  We seek to grow our sales with our customers in several ways. As an application grows and requires additional capacity, our customers increase their spending on our platform. In addition, our customers may expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their IT infrastructure and move to the cloud, they may migrate applications from legacy databases. Even within our largest customers, we believe we typically represent a small percentage of their overall spend on databases, reflecting our small market penetration. Our goal is to increase the number of customers that standardize on our database platform within their organization, which can include offering centralized internal support for developers within the organization or the deployment of an internal MongoDB-as-a-service offering. Our net ARR expansion rate, which has been over 120% for each of the last 20 fiscal quarters, demonstrates our ability to expand within existing customers. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for a description of ARR and a discussion of our net ARR expansion rate.

•
Extending Product Leadership and Introducing New Products.  We intend to continue to invest in our product offerings with the goal of expanding the functionality and adoption of our platform. For example, in 2019, we released MongoDB 4.2, which added distributed transactions, client-side field level encryption and an updated Kubernetes operator. The guiding principle of our product innovation is to help developers solve more of their data challenges by utilizing our platform. In 2019, we announced MongoDB Atlas Data Lake, which increased the analytical capabilities of our platform while allowing developers to work with both operational and archived data. We also announced MongoDB Atlas Search, which brings search capabilities inside our operational database. In addition, we completed the acquisition of Realm, developers of a leading mobile application database and data synchronization technology, which we plan to fully integrate with our platform to allow developers to seamlessly work with data on mobile devices.

•
Fostering the MongoDB Developer Community.  We have attracted a large and growing community of highly engaged developers, who have downloaded our Community Server offering over 90 million times from our website since February 2009 and over 35 million times in the last 12 months alone. We believe that the engagement of developers increases our brand awareness. Many of these developers become proponents of MongoDB within their organizations, which may result in new customers selecting our platform as well as expansion opportunities within existing customers. Historically, we have invested in our community through active sponsorship of user groups, our annual MongoDB World user conference, MongoDB University and other community-centered events. As of January 31, 2020, there were over one million MongoDB University registrations. We intend to continue to invest in the MongoDB developer community, including creating an online developer hub.

•
Growing and Cultivating Our Partner Ecosystem.  We have built a partner ecosystem of independent software vendors, systems integrators, value added resellers, cloud and technology partners. For example, in 2019, we expanded our global partner ecosystem with the announcement of a new partnership with Alibaba Cloud to offer an authorized MongoDB-as-a-Service solution to users in China for the first time. We have also expanded our business partnerships with all three major cloud providers (AWS, GCP and Microsoft Azure). In addition, our technology partnerships with companies such as Informatica have provided our customers with tools to help them modernize from legacy relational databases to MongoDB which, along with our other technology partnerships, provide us with significant benefits, including lead generation, new customer acquisition, marketplace fulfillment, accelerated deployment and additional customer support. We have also expanded our current partnerships with independent software vendors and global systems integrators including IBM, Accenture, Infosys, HCL, Wipro, Cognizant, Deloitte and Tata Consultancy Services. Our system integrator partners have also been valuable in working with organizations to migrate and modernize applications to our platform, including leveraging the cloud with MongoDB Atlas. We intend to continue to expand and enhance our partner relationships to grow our market presence and drive greater sales efficiency.

•
Expanding Internationally.  We believe there is significant opportunity to continue to expand the use of our platform outside the United States. During the fiscal years ended January 31, 2020, 2019 and 2018, revenue generated outside of the United States was 41%, 39% and 37% of our total revenue. We intend to continue to expand our sales and drive adoption of our platform globally.

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

•
Make It Matter.  We are relentless in our pursuit of meaningful impact. We think strategically and are clear on what we are and are not trying to do. We accomplish an amazing amount of important work and we are obsessed with follow through.

•
Embrace the Power of Differences.  We commit to creating a culture of inclusion by seeking and valuing employees from different backgrounds and circumstances. This is cultivated by learning from and respecting each other’s differences. We firmly believe that everyone deserves to feel valued and safe in the workplace and we acknowledge that underrepresented groups may not always feel this way. We recognize that a diverse workforce is the best way to broaden our perspectives, foster innovation and enable a sustainable competitive advantage.

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

•
Own What You Do.  We take ownership and are accountable for everything that we do. We empower and we are empowered to make things happen and balance independence with interdependence. We demand excellence from ourselves. We each play our own part in making MongoDB a great place to work.

Our Employees
As of January 31, 2020, we had a total of 1,813 employees, including 729 employees located outside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Our Products
We built MongoDB to be a modern, general purpose database platform. We believe that organizations should be able to run our platform anywhere: from a developer’s laptop, to an enterprise data center, in the public cloud or in a hybrid environment. Our core offerings are MongoDB Enterprise Advanced, MongoDB Atlas and Community Server. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform. To encourage developer usage, familiarity and adoption of our platform, we offer Community Server as a “freemium” offering. Community Server is a free-to-download version of our database that does not include all of the features of our commercial platform. MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management of our database and can also be purchased with additional enterprise features. To support our database platform and increase customer retention, we provide professional services to our customers with the goal of making customers’ applications on our platform successful.
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

•
Enterprise Management Capabilities.  MongoDB Enterprise Advanced provides access to Cloud Manager Premium and Ops Manager, our sophisticated suite of management tools that allows operations teams to run, manage and configure MongoDB according to their needs. This includes the ability to monitor and alert on over 100 system metrics, to back up data and restore it to any point in time for disaster recovery and to automate common operational tasks such as upgrades, scaling and configuration changes. MongoDB Enterprise Advance customers can choose either our Cloud Manager Premium product (for customers who want to manage our platform via the cloud) or Ops Manager (generally for those with on-premise deployments).

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

MongoDB Enterprise Advanced represented 47%, 56% and 63% of our total revenue for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.
MongoDB Atlas
In June 2016, we introduced MongoDB Atlas, our hosted DBaaS offering, which we run and manage in the public cloud. MongoDB Atlas provides customers with an elastic, managed offering that includes automated provisioning and healing, comprehensive system monitoring, managed backup and restore, default security and other features that reduce operational complexity and increase application resiliency. MongoDB Atlas allows customers to remove themselves from the complexity of managing the database and related underlying infrastructure, so they can instead focus on the application and end-user experience and innovate more quickly to better serve their own customers and capitalize on new business opportunities.
In 2018, we introduced additional enterprise functionality, such as advanced security, auditing and compliance, to MongoDB Atlas to allow Atlas to support mission-critical enterprise workloads and continued to expand on those capabilities during 2019. MongoDB Atlas is available on all three major cloud providers (AWS, GCP and Microsoft Azure) in North America, Europe and Asia Pacific, providing customers broad geographic coverage across more than 65 regions globally, enabling them to leverage the benefits of different cloud platforms for different use cases and helping them avoid infrastructure vendor lock-in. To drive usage and experimentation by developers, our introductory offerings for MongoDB Atlas include a free tier, which provides limited processing power and storage.
MongoDB Atlas represented 39%, 23% and 7% of our total revenue for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.
Community Server
Community Server is a free-to-download version of our database that includes the core functionality that developers need to get started with MongoDB but not all of the features of our commercial platform. Community Server is available under a license that protects our intellectual property and supports our subscription business model. Our goal is to convert Community Server users to paying customers of our commercial offerings. Our Community Server has been downloaded over 90 million times from our website alone since February 2009. We directly generate revenue from our Community Server through usage of MongoDB Atlas and indirectly through upselling users to our Enterprise Advanced subscription package.
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
Professional services represented 5%, 7% and 9% of our total revenue for the fiscal years ended January 31, 2020, 2019 and 2018, respectively.
Our Customers
As of January 31, 2020, we had over 17,000 customers spanning a wide range of industries in more than 100 countries around the world. All affiliated entities are counted as a single customer. No single customer represented more than 10% of our revenue in fiscal year 2020.

Our customer count as of January 31, 2020 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) users acquired from mLab who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
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
Our sales and marketing organization includes sales development, inside sales, field sales, sales engineering and marketing personnel. As of January 31, 2020, we had 789 employees in our sales and marketing organization.
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
As of January 31, 2020, we had 476 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform.
Competition
The worldwide database software market is rapidly evolving and highly competitive. We believe that the principal competitive factors in our market are:

•	mindshare with software developers and IT executives;

•	product capabilities, including flexibility, scalability, performance, security and reliability;

•	flexible deployment options, including fully managed as a service or self-managed in the cloud, on-premise or in a hybrid environment;

•	ease of deployment;

•	breadth of use cases supported;

•	ease of integration with existing IT infrastructure;

•	robustness of professional services and customer support;

•	price and total cost of ownership;

•	adherence to industry standards and certifications;

•	size of customer base and level of user adoption;

•	strength of sales and marketing efforts; and

•	brand awareness and reputation.
We believe that we compete favorably on the basis of the factors listed above.
We primarily compete with established legacy database software providers such as IBM, Microsoft, Oracle and other similar companies. We also compete with public cloud providers such as AWS, GCP and Microsoft Azure that offer database functionality and non-relational database software providers.
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
Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and results from time to time. In addition, as a result of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license. See Notes 2 and 11 for further information about our revenue recognition policy and results in our Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.
As of January 31, 2020, in the United States, we had been issued 25 patents, which expire between 2030 and 2038 and had 46 patent applications pending, of which five are provisional applications. In addition, as of January 31, 2020, we had 14 registered trademarks in the United States and one pending trademark application in the United States.
Unlike software companies built around open source projects, we own the intellectual property of our core offerings, allowing us to retain control over our future product roadmap, including the determination of which features are included in our free or paid offerings. All versions of Community Server released after October 16, 2018 are offered under the Server Side Public License (the “SSPL”). Versions of Community Server released prior to October 16, 2018 are offered under the GNU Affero General Public License version 3 (the “AGPL”). Both the SSPL and the AGPL permit users to run the database without charge but subject to certain terms and conditions. The SSPL explicitly requires Community Server users that offer

MongoDB as a third-party service to make publicly available the source code for all the programs used to offer such service. The AGPL requires users to make publicly available the source code for any modified version of the database that they distribute, run as a service or otherwise make available to end users. By contrast, we offer our Enterprise Server database under a commercial license that does not have this requirement and this is one of the reasons some organizations elect to buy a subscription including a commercial license to our platform. In addition, by offering Community Server under the SSPL and AGPL, we limit the appeal to other parties, including public cloud vendors, of monetizing our software without licensing it from us, further supporting our software subscription business model.
In addition, we seek to protect our intellectual property rights by implementing a policy that requires our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.
Corporate Information
MongoDB, Inc. was incorporated under the laws of the State of Delaware in November 2007 under the name 10Gen, Inc. We changed our name to MongoDB, Inc. on August 27, 2013. In October 2017, we completed our initial public offering and our Class A common stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “MDB.” Our principal executive offices are located at 1633 Broadway, 38th Floor, New York, New York 10019 and our telephone number is (646) 727-4092.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, proxy statements and other information are filed with the U.S. Securities and Exchange Commission (“SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.mongodb.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
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
We have a history of losses and as our costs increase, we may not be able to generate sufficient revenue to achieve or sustain profitability.
We have incurred net losses in each period since our inception, including net losses of $175.5 million, $99.0 million and $84.0 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. We had an accumulated deficit of $668.2 million as of January 31, 2020. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
The database software market, for both relational and non-relational database products, is highly competitive, rapidly evolving and others may put out competing databases or sell services in connection with existing open source or source available databases, including ours. The principal competitive factors in our market include: mindshare with software developers and IT executives; product capabilities, including flexibility, scalability, performance, security and reliability; flexible deployment options, including fully managed as a service or self-managed in the cloud, on-premise or in a hybrid environment and ease of deployment; breadth of use cases supported; ease of integration with existing IT infrastructure; robustness of professional services and customer support; price and total cost of ownership; adherence to industry standards and certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our business and results of operations to suffer.
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
Some of our actual and potential competitors, in particular the legacy relational database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality compared to our software. These larger competitors are also often in a better position to withstand any significant reduction in technology spending and will therefore not be as susceptible to competition or economic downturns. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate.
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
Increasing our customer base and achieving broader market acceptance of our subscription offerings and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in large markets like New York, the San Francisco Bay Area and London, England. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. Our recent hires and planned hires may not become as productive as quickly as we expect and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations could be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.
Our adoption strategies include offering Community Server and a free tier of MongoDB Atlas and we may not be able to realize the intended benefits of these strategies.
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server as a “freemium” offering. Community Server is a free-to-download version of our database that does not include all of the features of our commercial platform. We also offer a free tier of MongoDB Atlas in order to accelerate adoption, promote usage and drive brand and product awareness. We do not know if we will be able to convert these users to paying customers of our platform. Our marketing strategy also depends in part on persuading users who use one of these free versions to convince others within their organization to purchase and deploy our platform. To the extent that users of Community Server or our free tier of MongoDB Atlas do not become, or lead others to become, paying customers, we will not realize the intended benefits of these strategies and our ability to grow our business or achieve profitability may be harmed.
Our decision to offer Community Server under a new license, the Server Side Public License, may harm adoption of Community Server.

On October 16, 2018, we announced that we were changing the license for Community Server from the GNU Affero General Public License Version 3 (the “AGPL”) to a new software license, the Server Side Public License (the “SSPL”). The SSPL builds on the spirit of the AGPL, but includes an explicit condition that any organization attempting to exploit MongoDB as a service must open source the software that it uses to offer such service. Since the SSPL is a new license and has not been interpreted by any court, developers and the companies they work for may be hesitant to adopt Community Server because of uncertainty around the provisions of the SSPL and how it will be interpreted and enforced. In addition, the SSPL has not been approved by the Open Source Initiative, nor has it been included in the Free Software Foundation’s list of free software licenses. This may negatively impact adoption of Community Server, which in turn could lead to reduced brand and product awareness, ultimately leading to a decline in paying customers and our ability to grow our business or achieve profitability may be harmed.
We have invested significantly in our MongoDB Atlas offering and if it fails to achieve market adoption our business, results of operations and financial condition could be harmed.
We introduced MongoDB Atlas in June 2016. We have limited experience marketing, determining pricing for and selling MongoDB Atlas and we are continuing to refine our approach to selling, marketing, pricing and supporting adoption of this offering. We have directed and intend to continue to direct, a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness. Although MongoDB Atlas has seen rapid adoption since its commercial launch, we cannot guarantee that rate of adoption will continue at the same pace or at all. If we are unsuccessful in our efforts to drive customer adoption of MongoDB Atlas, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.
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
We make our Community Server offering available under either the SSPL (for versions released after October 16, 2018) or the AGPL (for versions released prior to October 16, 2018). Community Server is a free-to-download version of our database that includes the core functionality developers need to get started with MongoDB but not all of the features of our commercial platform. Both the SSPL and the AGPL grant licensees broad freedom to view, use, copy, modify and redistribute the source code of Community Server provided certain conditions are met. Some commercial enterprises consider SSPL- or AGPL-licensed software to be unsuitable for commercial use because of the “copyleft” requirements of those licenses. However, some of those same commercial enterprises do not have the same concerns regarding using the software under the SSPL or AGPL for internal purposes. As a result, these commercial enterprises may never convert to paying customers of our platform. Anyone can obtain a free copy of Community Server from the Internet and we do not know who all of our SSPL or AGPL licensees are. Competitors could develop modifications of our software to compete with us in the marketplace. We do not have visibility into how our software is being used by licensees, so our ability to detect violations of the SSPL or AGPL is extremely limited.
In addition to Community Server, we contribute other source code to open source projects under open source licenses and release internal software projects under open source licenses and anticipate doing so in the future. Because the source code for Community Server and any other software we contribute to open source projects or distribute under open source licenses is publicly available, our ability to monetize and protect our intellectual property rights with respect to such source code may be limited or, in some cases, lost entirely.
Our software incorporates third-party open source software, which could negatively affect our ability to sell our products and subject us to possible litigation.
Our software includes third-party open source software and we intend to continue to incorporate third-party open source software in our products in the future. There is a risk that the use of third-party open source software in our software could impose conditions or restrictions on our ability to monetize our software. Although we monitor the incorporation of open source software into our products to avoid such restrictions, we cannot be certain that we have not incorporated open source software in our products or platform in a manner that is inconsistent with our licensing model. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to inconsistent licensing terms. This could create further uncertainties as to the governing terms for the open source software we incorporate.
In addition, the terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated restrictions or conditions on our use of such software. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we developed using such open source software, which could include proprietary portions of our source code, or otherwise seeking to enforce the terms of the open source licenses. These claims could result in litigation and could require us to make those proprietary portions of our source code freely available, purchase a costly license or cease offering the implicated software or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources and we may not be able to complete it successfully.

In addition to risks related to license requirements, use of third-party open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties. In addition, licensors of open source software included in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with our licensing model and thus could, among other consequences, prevent us from incorporating the software subject to the modified license.
Any of these risks could be difficult to eliminate or manage and if not addressed, could have a negative effect on our business, results of operations and financial condition.
If we are not able to introduce new features or services successfully and to make enhancements to our software or services, our business and results of operations could be adversely affected.
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our software and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our software and develop features that reflect the constantly evolving nature of technology and our customers’ needs. The success of new products, enhancements and developments depends on several factors: our anticipation of market changes and demands for product features, including timely product introduction and conclusion, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely. In addition, because our software is designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our software to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our software will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.
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
Our future success will depend in large part on our ability to service existing demand, as well as the continued growth and expansion of the database market. It is difficult to predict demand for our offerings, the conversion from one to the other and related services and the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing database market and any expansion of the market depends on a number of factors, including cost, performance and perceived value associated with our subscription offerings, as well as our customers’ willingness to adopt an alternative approach to relational and other database products available in the market. Furthermore, many of our potential customers have made significant investments in relational databases, such as offerings from Oracle and may be unwilling to invest in new products. If the market for databases fails to grow at the rate that we anticipate or decreases in size or we are not successful in penetrating the existing market, our business would be harmed.
Our future quarterly results may fluctuate significantly and if we fail to meet the expectations of analysts or investors, our stock price could decline substantially.
Our results of operations, including our revenue, operating expenses and cash flows may vary significantly in the future as a result of a variety of factors, many of which are outside of our control, may be difficult to predict and may or may not fully reflect the underlying performance of our business and period-to-period comparisons of our operating results may not be meaningful. Some of the factors that may cause our results of operations to fluctuate from quarter to quarter include:

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

•
quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the coronavirus disease 2019, or COVID-19 pandemic;

•	our inability to enforce the AGPL or SSPL;

•
delays in closing sales, including the timing of renewals, which may result in revenue being pushed into the next quarter, particularly because a large portion of our sales occur toward the end of each quarter;

•	the timing of revenue recognition;

•	the mix of revenue attributable to larger transactions as opposed to smaller transactions;

•	changes in customers’ budgets and in the timing of their budgeting cycles and purchasing decisions;

•	customers and potential customers opting for alternative products, including developing their own in-house solutions, or opting to use only the free version of our products;

•	fluctuations in currency exchange rates;

•	our ability to control costs, including our operating expenses;

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

•
general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those conditions related to COVID-19;

•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;

•	the impact of new accounting pronouncements; and

•	fluctuations in stock-based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. For example, the full impact of the COVID-19 pandemic is unknown at this time, but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our Class A common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our business, operations and employee headcount. For fiscal years 2020, 2019 and 2018, our total revenue was $421.7 million, $267.0 million and $166.0 million, respectively, representing a 58% and 61% growth rate, respectively. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017 to over 17,000 customers as of January 31, 2020 and we grew from 713 employees as of January 31, 2017 to 1,813 employees as of January 31, 2020. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
Our recent growth has placed and future growth will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We will need to continue to improve our operational, financial and management processes and controls and our reporting systems and procedures to manage the expected growth of our operations and personnel, which will require significant expenditures and allocation of valuable management and employee resources. If we fail to implement these infrastructure improvements effectively, our ability to ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Further, if we do not effectively manage the growth of our business and operations, the quality of our products and services could suffer, the preservation of our culture, values and entrepreneurial environment may change and we may not be able to adequately address competitive challenges. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, all of which would adversely affect our brand, overall business, results of operations and financial condition.
If our security measures, or those of our service providers, are breached or unauthorized access to personal information or otherwise private or proprietary data is otherwise obtained, our software may be perceived as not being secure, customers may reduce or terminate their use of our software and we may face litigation, regulatory investigations, significant liability and reputational damage.
In the ordinary course of our business, we collect, store and process personal information and other confidential information of our employees and our customers. We use third-party service providers and subprocessors to help us deliver services to our customers. These vendors may store or process personal information and/or other confidential information of our employees and our customers. We collect such information from individuals located both in the United States and abroad and may store or process such information outside of the country in which it was collected. We, or our service providers, may suffer a security breach or other security incident affecting the systems or networks used to operate our business, or otherwise impacting the data that is stored or processed in the conduct of our business.

In addition, because our software, which can be deployed in the cloud, on-premise or in a hybrid environment and can be hosted by our customers or can be hosted by us as a service, allows customers to store and transmit data, there exists an inherent risk of a security breach or other security incident, which may result in the loss of, or unauthorized access to, this data. For example, industry publications have reported ransomware attacks on MongoDB instances. We believe these attacks were successful due to the failure by users of our Community Server offering to properly turn on the recommended security settings when running these instances.

Cyberattacks and other malicious internet-based activity continue to increase and the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. For example, we have seen an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service (“DoS”) attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We cannot guarantee that our security measures will be sufficient to protect against unauthorized access to or other compromise of the personal information and/or other confidential information of our employees or customers. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period.

Any security breach or other security incident could harm our reputation and lead to litigation, indemnity obligations, regulatory investigations and enforcement actions and other liabilities. If our security measures, or those of our services providers, are breached or are believed to have been breached, whether as a result of third-party action, employee, vendor, or contractor error, malfeasance, phishing attacks, social engineering or otherwise, unauthorized access to or loss of data may result. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.
Moreover, unauthorized access to our software, systems, networks, or physical facilities could result in litigation with our customers and result in significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. We may also face regulatory investigations and actions and fines and penalties for violations of applicable laws or regulation. These litigation and regulatory proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business and adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products in response to such litigation, which could have an adverse effect on our business.
While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage will be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal or other confidential data or otherwise relating to privacy or data security matters. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Our sales cycle may be long and is unpredictable and our sales efforts require considerable time and expense.
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
Given these factors, it is difficult to predict whether and when a sale will be completed and when revenue from a sale will be recognized, particularly the timing of revenue recognition related to the term license portion of our subscription revenue. This could impact the variability and comparability of our quarterly revenue results and may have an adverse effect on our business, results of operations and financial condition.

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
If we are unable to attract new customers in a manner that is cost-effective and assures customer success, we will not be able to grow our business, which would adversely affect our results of operations and financial condition.
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our products and services. We may not be able to attract new customers for a variety of reasons, including as a result of their use of traditional relational and/or other database products and their internal timing, budget or other constraints that hinder their ability to migrate to or adopt our products or services.
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2020, 2019 and 2018, total sales and marketing expense represented 53%, 56% and 66% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment and growth of our MongoDB World, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value-added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding their use of software and related services. Any decline in our customer renewals or failure to convince our customers to broaden their use of subscription offerings and related services would harm our business, results of operations and financial condition.
Our subscription offerings are term-based and a majority of our subscription contracts were one year in duration in fiscal year 2020. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations and financial condition may be adversely affected.
If we fail to offer high quality support, our business and reputation could suffer.
Our customers rely on our personnel for support of our software and services included in our subscription packages. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation and relationships with existing or potential customers could be harmed.
Real or perceived errors, failures or bugs in our software could adversely affect our business, results of operations, financial condition and growth prospects.
Our software is complex and therefore, undetected errors, failures or bugs have occurred in the past and may occur in the future. Our software is used in IT environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations, which may cause errors or failures in the IT environment into which our software is deployed. This diversity increases the likelihood of errors or failures in those IT environments. Despite testing by us, real or perceived errors, failures or bugs may not be found until our customers use our software. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our software, regulatory investigations and enforcement actions, harm to our brand, weakening of our competitive position, or claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures or bugs in our software could also impair our ability to attract new customers, retain existing customers or expand their use of our software, which would adversely affect our business, results of operations and financial condition.
Because our software and services could be used to collect and store personal information, domestic and international privacy concerns could result in additional costs and liabilities to us or inhibit sales of our software.
Data privacy has become a significant issue in the United States, Europe and in many other countries where we offer our software and services. Our software and services can be used to collect and store substantial amounts of personally identifiable information. We are subject to a variety of federal, state, local and international laws, directives, rules and regulations relating to the collection, use, storage, retention, security, disclosure, transfer, breach notification procedures and other processing of personally identifiable information. The regulatory framework for privacy issues is rapidly evolving and interpretation of these laws, rules and regulations and their application to our software and professional services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Gramm Leach Bliley Act and state laws relating to privacy and data security. For example, California recently enacted the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020. The CCPA introduced new requirements regarding the handling of personal information of California consumers and households. The law gives individuals the right to request access to and deletion of their information and the right to opt out of sales of their personal information. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. The CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the European Union (“E.U.”). The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.U. is subject to the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018. E.U. data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding financial year, whichever is higher and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Since we act as a data processor for our MongoDB Atlas customers, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps are effective.
Because the interpretation and application of privacy and data protection laws, regulations, rules and other standards are still uncertain and likely to remain uncertain for the foreseeable future, it is possible that these laws, rules, regulations and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which we may be unable to do in a commercially reasonable manner or at all and which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and other actual or alleged obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
In addition, we publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies, certifications and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies, certifications and documentation. Such failures can subject us to potential international, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
Furthermore, the costs of compliance with and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of and reduce the overall demand for, our software. Privacy concerns, whether valid or not valid, may inhibit market adoption of our software particularly in certain industries and foreign countries.
The estimates of market opportunity and forecasts of market growth included in this Form 10-K may prove to be inaccurate and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts included in this Form 10-K are subject to significant uncertainty and are based on third-party assumptions and estimates that may not prove to be accurate. The market in which we compete may not meet the size estimates and may not achieve the growth forecast referenced in this Form 10-K. Even if the market in which we compete meets the size estimates and the growth forecast referenced in this Form 10-K, our business could fail to grow at similar rates, if at all, for a variety of reasons, which would adversely affect our results of operations.
We could incur substantial costs in protecting or defending our intellectual property rights and any failure to protect our intellectual property rights could reduce the value of our software and brand.
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2020, we had 25 issued patents and 46 pending patent applications in the United States, which may not result in issued patents. Even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
In addition, we regularly contribute source code under open source licenses and have made some of our own software available under open source or source available licenses and we include third-party open source software in our products. Because the source code for any software we contribute to open source projects or distribute under open source or source available licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely. In addition, from time to time, we may face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we have developed using third-party open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license.
We have been and may in the future be, subject to intellectual property rights claims by third parties, which may be costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused or infringed the intellectual property rights of our competitors, non-practicing entities or other third parties. This risk is exacerbated by the fact that our software incorporates third-party open source software. For example, Realtime Data (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware in March 2019 alleging that we are infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908 (the “908 Patent”), U.S. Patent No. 9,667,751 (the “751 Patent”) and U.S. Patent No. 8,933,825 (the “825 Patent”). The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. This action is currently stayed. See the section titled “Item 3. Legal Proceedings.”
Any intellectual property claims, with or without merit, could be very time-consuming and expensive and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights, some of which we have invested considerable effort and time to bring to market. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any aspect of our business that may ultimately be determined to infringe on the intellectual property rights of another party, we could be forced to limit or stop sales of subscriptions to our software and may be unable to compete effectively. Any of these results would adversely affect our business, results of operations and financial condition.
Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise negatively affect the growth of our business.
In particular, the recent COVID-19 pandemic may prevent us or our employees, contractors, suppliers, customers and other business partners from conducting marketing and other business activities for an indefinite period of time, which could materially and adversely impact our business, financial results and results of operations. Further, in response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our contractors, suppliers, customers and other business partners. We expect the rapidly evolving COVID-19 pandemic will likely impact our sales pipeline and bookings. In addition, COVID-19 could adversely affect workforces, customers, economies and financial markets globally, potentially leading to an economic downturn. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19 and the measures taken by governments, businesses and other organizations in response to COVID-19 could materially and adversely impact our business, financial condition or results of operations.
Further, to the extent there is a general economic downturn and our database software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings and related services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.
We have taken certain precautions due to the recent outbreak of COVID-19 that could harm our business.
In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19 and in compliance with recent shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we have taken measures intended to help minimize the risk of the virus to our employees, our customers and the communities in which we participate, which could negatively impact our business. These measures include temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with one another and with our customers, partners and investors, and some of our business processes assume that employees can review and sign documents in person. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and doing business in-person could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and, in sales and marketing, in particular, which could have longer term effects on our sales pipeline, or create operational or other challenges as we adjust to a fully-remote workforce, any of which could harm our business. In addition, our management team has, and will likely continue, to spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. The extent to which COVID-19 and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.
If we are unable to maintain successful relationships with our partners, our business, results of operations and financial condition could be harmed.
In addition to our direct sales force and our website, we use strategic partners, such as global system integrators, value-added resellers and independent software vendors to sell our subscription offerings and related services. Our agreements with our partners are generally nonexclusive, meaning our partners may offer their customers products and services of several different companies, including products and services that compete with ours, or may themselves be or become competitors. If our partners do not effectively market and sell our subscription offerings and related services, choose to use greater efforts to market and sell their own products and services or those of our competitors, or fail to meet the needs of our customers, our ability to grow our business and sell our subscription offerings and related services may be harmed. Our partners may cease marketing our subscription offerings or related services with limited or no notice and with little or no penalty. The loss of a substantial number of our partners, our possible inability to replace them, or the failure to recruit additional partners could harm our growth objectives and results of operations.
We rely upon third-party cloud providers to host our cloud offering; any disruption of or interference with our use of third-party cloud providers would adversely affect our business, results of operations and financial condition.
We outsource substantially all of the infrastructure relating to MongoDB Atlas across AWS, Microsoft Azure and GCP to host our cloud offering. Customers of MongoDB Atlas need to be able to access our platform at any time, without interruption or degradation of performance and we provide them with service level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access and we are, therefore, vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our business, results of operations and financial condition. In addition, if our security, or that of any of these third-party cloud providers, is compromised, our software is unavailable or our customers are unable to use our software within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Any of the above circumstances or events may harm our business, results of operations and financial condition.
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
Our database software and related services are designed to be deployed in a wide variety of technology environments, including in large-scale, complex technology environments and we believe our future success will depend at least, in part, on our ability to support such deployments. Implementations of our software may be technically complicated and it may not be easy to maximize the value of our software without proper implementation and training. For example, industry publications have reported ransomware attacks on MongoDB instances. We believe these attacks were successful due to the failure by users of our Community Server offering to properly turn on the recommended security settings when running these instances. If our customers are unable to implement our software successfully, or in a timely manner, customer perceptions of our company and our software may be impaired, our reputation and brand may suffer and customers may choose not to renew their subscriptions or increase their purchases of our related services.
Our customers and partners need regular training in the proper use of and the variety of benefits that can be derived from our software to maximize its potential. We often work with our customers to achieve successful implementations, particularly for large, complex deployments. Our failure to train customers on how to efficiently and effectively deploy and use our software, or our failure to provide effective support or professional services to our customers, whether actual or perceived, may result in negative publicity or legal actions against us. Also, as we continue to expand our customer base, any actual or perceived failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our related services.
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
We believe our success has depended and continues to depend, on the efforts and talents of our senior management team, particularly our Chief Executive Officer and our Chief Technology Officer and our highly skilled team members, including our sales personnel, client services personnel and software engineers. We do not maintain key man insurance on any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. The majority of our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. For example, our Chief Technology Officer, Eliot Horowitz has notified us that he intends to resign his employment with us as of the date of our 2020 Annual Meeting of Stockholders. The loss of any of our senior management or key employees could adversely affect our ability to build on the efforts they have undertaken to execute our business plan and to execute against our market opportunity. We may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business, including sales personnel, client services personnel and software engineers, is intense. Our recruiting efforts focus on elite organizations and our primary recruiting competition are well-known, high-paying technology companies. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.
If we are not able to maintain and enhance our brand, especially among developers, our business and results of operations may be adversely affected.
We believe that developing and maintaining widespread awareness of our brand, especially with developers, in a cost-effective manner is critical to achieving widespread acceptance of our software and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in MongoDB World, MongoDB University and similar investments in our brand and customer engagement and education may not generate a sufficient financial return. If we fail to successfully promote and maintain our brand, or continue to incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.
Our corporate culture has contributed to our success and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and entrepreneurial spirit we have worked hard to foster, which could harm our business.
We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2017 to January 31, 2020, we increased the size of our workforce by 1,100 employees and we expect to continue to hire aggressively as we expand, especially research and development and sales and marketing personnel. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity and entrepreneurial spirit we believe we need to support our growth. Our substantial anticipated headcount growth may result in a change to our corporate culture, which could harm our business.
We depend and rely upon SaaS technologies from third parties to operate our business and interruptions or performance problems with these technologies may adversely affect our business and results of operations.
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
Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the fiscal years ended January 31, 2020, 2019 and 2018, total revenue generated from customers outside the United States was 41%, 39% and 37%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:

•	changes in a specific country’s or region’s political or economic conditions;

•	the need to adapt and localize our products for specific countries;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	unexpected changes in laws, regulatory requirements, taxes or trade laws;

•
quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the COVID-19 pandemic;

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

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

•	increased costs associated with international operations, including travel, real estate, infrastructure and legal compliance costs;

•	currency exchange rate fluctuations and the resulting effect on our revenue and expenses and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•	the effect of other economic factors, including inflation, pricing and currency devaluation;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	laws and business practices favoring local competitors or general preferences for local vendors;

•
operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations, including relating to contract and intellectual property rights;

•	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;

•	political instability, social unrest, terrorist activities, natural disasters or regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic;

•
exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and similar laws and regulations in other jurisdictions; and

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

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition and results of operations.
The United Kingdom (the “U.K.”) formally left the E.U. on January 31, 2020, commonly referred to as Brexit. Under the terms of the withdrawal agreement, the U.K. will be subject to a transition period until December 31, 2020 (the “Transition Period”), during which E.U. rules will continue to apply. Negotiations between the U.K. and the E.U. are expected to continue in relation to their customs and trading relationship following the expiry of the Transition Period.
The uncertainty concerning the U.K.’s legal, political and economic relationships with the E.U. after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations and otherwise adversely affect trading agreements or similar cross border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). Further, if the U.K. and the E.U. are unable to negotiate acceptable trading and customs terms or if other E.U. Member States pursue withdrawal, barrier-free access between the U.K. and other E.U. Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the E.U. and, in particular, any arrangements for the U.K. to retain access to E.U. markets after the Transition Period.
Such a withdrawal from the E.U. is unprecedented and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the E.U., or the European single market and the wider commercial, legal and regulatory environment, will impact our U.K. operations and our customers located in the U.K.
The ultimate effects of Brexit on us are difficult to predict; however, we currently conduct a significant part of our business in the United Kingdom and in the E.U., with customers located in the United Kingdom accounting for 10%, 10% and 11% of total revenue for fiscal years 2020, 2019 and 2018, respectively. The United Kingdom’s withdrawal from the E.U. could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar and creating new regulatory costs and challenges. Any of these effects. among others, could adversely impact our financial position and results of operations.
If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Often, contracts executed by our foreign operations are denominated in the currency of that country or region and a portion of our revenue is therefore subject to foreign currency risks. However, a strengthening of the U.S. dollar could increase the real cost of our subscription offerings and related services to our customers outside of the United States, adversely affecting our business, results of operations and financial condition. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our software and could have a negative impact on our business.
The future success of our business and particularly our cloud offerings, such as MongoDB Atlas, depends upon the continued use of the internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our software in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, resulting in reductions in the demand for internet-based solutions such as ours.
In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “ransomware,” “viruses,” “worms,” “malware,” “phishing attacks,” “data breaches” and similar malicious programs, behavior and events and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our subscription offerings and related services could suffer.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions and we could be obligated to pay additional taxes, which would harm our results of operations.
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. The authorities in these jurisdictions could review our tax returns or require us to file tax returns in jurisdictions in which we are not currently filing and could impose additional tax, interest and penalties. In addition, the authorities could claim that various withholding requirements apply to us or our subsidiaries, assert that benefits of tax treaties are not available to us or our subsidiaries, or challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement was to occur and our position was not sustained, we could be required to pay additional taxes and interest and penalties. Such authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
Our success will depend, in part, on our ability to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may choose to do so through the acquisition of businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly and we may not be able to successfully complete identified acquisitions.
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

•
for international transactions, we may face additional challenges related to the integration of operations across different cultures and languages and the economic, political and regulatory risks associated with specific countries;

•	we may be unable to successfully sell any acquired products or increase adoption or usage of acquired products, or increase spend by acquired customers;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash;

•	if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business, including financial maintenance covenants; and

•	if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
The occurrence of any of these risks could have an adverse effect on our business, results of operations and financial condition.
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act, the U.K. Bribery Act (the “Bribery Act”) and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions around the world. The FCPA, Bribery Act and similar applicable laws generally prohibit companies, their officers, directors, employees and third-party intermediaries, business partners and agents from making improper payments or providing other improper things of value to government officials or other persons. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and other third parties where we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, resellers and agents, even if we do not explicitly authorize such activities. While we have policies and procedures and internal controls to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. To the extent that we learn that any of our employees, third-party intermediaries, agents, or business partners do not adhere to our policies, procedures, or internal controls, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our directors, officers, employees, third-party intermediaries, agents, or business partners have or may have violated such laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be extensive and require a significant diversion of time, resources and attention from senior management. Any violation of the FCPA, Bribery Act, or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, fines and penalties or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, operating results and prospects and financial condition.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States (“GAAP”), are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2 Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated Financial Statements include those related to revenue recognition, allowances for doubtful accounts, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, fair value of the liability component of the convertible debt, fair value of common stock and redeemable convertible preferred stock warrants prior to the initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment and accounting for income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Effective January 31, 2019, we are no longer an “emerging growth company,” as defined in the JOBS Act. As a result, we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock and we may be subject to investigation or sanctions by the SEC.
We may require additional capital to support our operations or the growth of our business and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance our database software, improve our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to secure additional capital through equity or debt financings. If we raise additional capital, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock and Class B common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms that are favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be harmed.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions and we could be obligated to pay additional taxes in various jurisdictions.
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.
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
In addition, potential tax reform in the United States may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including the Company) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our Class A common stock. For example, the Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, imposing additional limitations on the deductibility of interest, changing the utilization of future net operating loss carryforwards, allowing for the expensing of certain capital expenditures and implementing a modified territorial system. We are currently unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our Class A common stock.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2020 the Company had net operating loss carryforwards for federal, state, Irish and U.K. income tax purposes of approximately $659.7 million, $475.3 million, $258.8 million and $7.2 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes. Ireland, U.K. and the U.S. federal losses for years after January 31, 2018 allows net operating losses to be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these net operating losses (“NOLs”) before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales and we have been advised that such taxes are not applicable to our products and services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end-customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our results of operations.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
Our offerings are subject to United States export controls and we incorporate encryption technology into certain of our offerings. These encryption offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license.
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
We also note that if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements in our channel partner agreements. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.
If we fail to comply with U.S. sanctions and export control laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements and have enacted laws that could limit our ability to distribute our offerings or could limit our customers’ ability to implement our offerings in those countries. Changes in our offerings or future changes in export and import regulations may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our offerings globally or, in some cases, prevent the export or import of our offerings to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations. Any decreased use of our offerings or limitation on our ability to export or sell our offerings would likely adversely affect our business operations and financial results.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.
Our corporate headquarters is located in New York City and we have offices in 43 other locations as of January 31, 2020. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, or where a business partner is located, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which COVID-19 may impact our business is uncertain, however we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, employees and directors and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As a result, as of January 31, 2020, holders of our Class B common stock represented approximately 65% of the voting power of our outstanding capital stock and our directors, executive officers and each of their affiliated entities, represented approximately 54% of the voting power of our outstanding capital stock. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future. For example, holders of our Class B common stock will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock, including amendments of our amended and restated certificate of incorporation or amended and restated bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. Holders of our Class B common stock may also have interests that differ from the interests of holders of our Class A common stock and may vote in a way with which holders of our Class A common stock may disagree and which may be adverse to such holders’ interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, certain board members and their affiliated funds, executive officers and founders individually hold more than ten percent (10%) of the voting power of our capital stock and if they retain a significant portion of their holdings of our Class B common stock for an extended period of time and other Class B holders continue to sell their shares of Class B common stock, they could control an increasingly significant portion of the voting power of our capital stock for the foreseeable future individually. While board members owe a fiduciary duty to our stockholders and must act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders, other significant stockholders are entitled to vote their shares in accordance with their own interests, and could also elect to act collectively, which may not always be in the interests of our stockholders generally.
We cannot predict the impact our dual class structure may have on our stock price or our business.
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual class structure, we will likely be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
If securities analysts or industry analysts were to downgrade our stock, publish negative research or reports or fail to publish reports about our business, our competitive position could suffer and our stock price and trading volume could decline.
The trading market for our Class A common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our stock or publish negative research or reports, cease coverage of our company or fail to regularly publish reports about our business, our competitive position could suffer and our stock price and trading volume could decline.
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
We have never declared or paid any dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business and we do not anticipate paying any dividends in the foreseeable future. As a result, investors in our Class A common stock may only receive a return if the market price of our Class A common stock increases.
The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain additional executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these laws, regulations and standards are subject to varying interpretations and their application in practice may evolve over time as regulatory and governing bodies issue revisions to, or new interpretations of, these public company requirements. Such changes could result in continuing uncertainty regarding compliance matters and higher legal and financial costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
Being a public company under these rules and regulations has made it more expensive for us to obtain director and officer liability insurance and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers or members of our Board of Directors, particularly to serve on our audit and compensation committees.
As a result of the disclosures within our filings with the SEC, information about our business and our financial condition is available to competitors and other third parties, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.
Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;

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

•
the requirement that a special meeting of stockholders may be called only by our Board of Directors, the chairperson of our Board of Directors, our chief executive officer, or, until such time as all of our Class B common stock is automatically converted to Class A common stock in accordance with our corporate charter, the holders of at least 10% of the voting power of our Class A common stock and Class B common stock, voting together, which limitations could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

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
Risks Related to our Outstanding Notes
We have incurred a significant amount of debt and may in the future incur additional indebtedness. We may not have sufficient cash flow from our business to make payments on our substantial debt when due.
 In June and July 2018, we issued $300.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 (the “2024 Notes”) in a private placement and in January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”) in a private placement and concurrently repurchased for cash approximately $210.0 million of the aggregate principal amount of the 2024 Notes.
We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. Our business may not be able to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We are not restricted under the terms of the indentures governing the Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.
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
Additionally, the conditional conversion feature of the 2024 Notes was triggered as of January 31, 2020, and the 2024 Notes are currently convertible at the option of the holders thereof, in whole or in part, through April 30, 2020. Whether the 2024 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. Upon conversion of the 2024 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes being converted, which could adversely affect our liquidity.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Notes.
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
The capped call transactions may affect the value of the Notes and our Class A common stock.
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution to our Class A common stock upon any conversion of the Notes. In connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock concurrently with or shortly after the pricing of the Notes, including with certain investors in the Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the observation period relating to any conversion of the Notes on or after March 15, 2024, in the case of the 2024 Notes and on or after October 15, 2025, in the case of the 2026 Notes), or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversions of the Notes or otherwise. This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of shares of our Class A common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our current principal executive office is located in New York, New York and, as of January 31, 2020, consists of approximately 106,230 square feet of space under a lease that expires in December 2029.
We lease 43 other offices around the world for our employees, including in Palo Alto, Austin, Dublin, Gurgaon and San Francisco.
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
Holders of Record
As of March 23, 2020, there were 66 stockholders of record of our Class A common stock and the closing price of our Class A common stock was $125.57 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of March 23, 2020, there were 98 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements and other factors that our Board of Directors may deem relevant.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended January 31, 2020:

Period	Total number of shares purchased	Average price paid per share
November 1 to November 30, 2019	—	—
December 1 to December 31, 2019 (1)	496	$8.05
January 1 to January 31, 2020	449	$9.00
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

Stock Performance Graph
The graph below shows a comparison, from October 19, 2017 (the date our Class A common stock commenced trading on the Nasdaq) through January 31, 2020, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Nasdaq Computer Index (“Nasdaq Computer”).
The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq Composite and the Nasdaq Computer at their respective closing prices on October 19, 2017 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of MongoDB, Inc. under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K (this “Form 10-K”). The consolidated statements of operations data for the fiscal years ended January 31, 2020, 2019 and 2018, and the consolidated balance sheet data as of January 31, 2020 and 2019 are derived from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal year ended January 31, 2017 and the consolidated balance sheet data as of January 31, 2018 are derived from our audited consolidated financial statements and related notes, which are not included in this Form 10-K. The consolidated statement of operations data for the fiscal year ended January 31, 2016 and the consolidated balance sheet data as of January 31, 2017 and 2016 are derived from consolidated financial statements, which are also not included in this Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Years Ended January 31,
(in thousands, except share and per share data)	2020	2019	2018	2017	2016 *
Consolidated Statements of Operations Data:
Revenue:
Subscription	$399,826	$248,391	$151,853	$104,033	$58,561
Services	21,894	18,625	14,175	10,772	6,710
Total revenue	421,720	267,016	166,028	114,805	65,271
Cost of revenue:
Subscription(1)	101,691	56,255	30,766	19,352	13,146
Services(1)	23,665	17,313	12,093	10,515	7,715
Total cost of revenue	125,356	73,568	42,859	29,867	20,861
Gross profit	296,364	193,448	123,169	84,938	44,410
Operating expenses:
Sales and marketing(1)	223,893	148,296	109,073	75,413	56,613
Research and development(1)	149,033	89,854	62,202	51,772	43,465
General and administrative(1)	71,304	53,063	36,775	27,082	17,070
Total operating expenses	444,230	291,213	208,050	154,267	117,148
Loss from operations	(147,866)	(97,765)	(84,881)	(69,329)	(72,738)
Other income (expense), net	(28,312)	(4,564)	2,195	(15)	(306)
Loss before provision for (benefit from) income taxes	(176,178)	(102,329)	(82,686)	(69,344)	(73,044)
Provision for (benefit from) income taxes	(656)	(3,318)	1,287	719	442
Net loss	$(175,522)	$(99,011)	$(83,973)	$(70,063)	$(73,486)
Net loss per share, basic and diluted	$(3.14)	$(1.90)	$(3.54)	$(5.74)	$(6.54)
Weighted-average shares used to compute net loss per share, basic and diluted	55,939,032	52,034,596	23,718,391	12,211,711	11,240,696

(1)	Includes stock-based compensation expense as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018	2017	2016
Cost of revenue—subscription	$4,996	$2,047	$730	$570	$282
Cost of revenue—services	3,047	1,239	462	482	272
Sales and marketing	26,640	11,059	6,364	5,514	3,524
Research and development	26,686	11,687	5,752	5,755	4,034
General and administrative	14,407	11,371	7,927	8,683	4,675
Total stock-based compensation expense	$75,776	$37,403	$21,235	$21,004	$12,787

	Years Ended January 31,
(in thousands)	2020 **	2019	2018	2017	2016 *
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$986,518	$465,970	$278,974	$116,500	$113,159
Operating lease right-of-use assets	11,147	—	—	—	—
Working capital	870,812	401,599	234,750	84,817	78,355
Total assets	1,328,567	733,476	432,844	191,010	156,813
Deferred revenue, current and non-current	190,779	137,676	100,914	68,539	58,260
Operating lease liabilities, current and non-current	11,863	—	—	—	—
Convertible senior notes, net	911,075	216,858	—	—	—
Redeemable convertible preferred stock warrant liability	—	—	—	1,272	1,310
Redeemable convertible preferred stock	—	—	—	345,257	310,315
Accumulated deficit	(668,232)	(488,607)	(389,596)	(305,623)	(259,269)
Total stockholders’ equity (deficit)	82,858	264,566	247,657	(244,736)	(228,505)
* The summary consolidated financial data for the year ended January 31, 2016 does not reflect the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). All periods subsequent reflect the adoption of Topic 606.
** Operating lease right-of-use assets and operating lease liabilities, current and non-current were added during the year ended January 31, 2020 to reflect the adoption of Accounting Standards Update No. 2016-02, codified as Accounting Standards Codification 842, Leases.
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
We generate revenue primarily from sales of subscriptions, which accounted for 95%, 93% and 91% of our total revenue for the years ended January 31, 2020, 2019 and 2018, respectively. Our primary subscription package is MongoDB Enterprise Advanced, which represented 50%, 60% and 69% of our subscription revenue for the years ended January 31,

2020, 2019 and 2018, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.
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
We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the year ended January 31, 2020, MongoDB Atlas revenue represented 39% of our total revenue, as compared to 23% in the prior year, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual commitments and pay in advance or are invoiced monthly based on usage. Given our platform has been downloaded from our website more than 90 million times since February 2009 and over 35 million times in the last 12 months alone, a core component of our growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to become customers of MongoDB Atlas and enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 5%, 7% and 9% of our total revenue for the years ended January 31, 2020, 2019 and 2018, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing and we have experienced rapid growth. We have made substantial investments in developing our platform and expanding our sales and marketing footprint and intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Factors Affecting Our Performance
Extending Product Leadership and Maintaining Developer Mindshare
We are committed to delivering market-leading products to continue to build and maintain credibility with the global software developer community. We believe we must maintain our product leadership position and the strength of our brand to drive further revenue growth. For example, we introduced MongoDB Atlas in 2016, an important part of our run-anywhere solution, to capitalize on the existing demand for a managed version of our Community Server offering which many companies currently self-deploy and manage in the cloud. In 2017, we introduced cross-region replication for MongoDB Atlas, which helps ensure that an application remains operational even if an entire cloud region goes down, as well as allowing MongoDB customers to locate data closer to their users for performance or compliance reasons. During 2018, we expanded functionality available in MongoDB Atlas to support mission-critical enterprise workloads and we released MongoDB 4.0, which extended ACID support to multi-document transactions. Most recently, during 2019, we released MongoDB 4.2, which included distributed transactions, field level encryption and an updated Kubernetes Operator. We intend to continue to invest in our engineering capabilities and marketing activities to maintain our strong position in the developer community. We have spent $469.0 million on research and development since our inception. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of January 31, 2020, we had over 17,000 customers across a wide range of industries and in over 100 countries, compared to over 13,400 customers and over 5,700 customers as of January 31, 2019 and 2018, respectively. All affiliated entities are counted as a single customer.
Our customer count as of January 31, 2020 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) users acquired from mLab who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of January 31, 2020, we had over 2,000 customers that were sold through our direct sales force and channel partners, as compared to over 1,750 and over 1,450 such customers as of January 31, 2019 and 2018, respectively. These customers, which we refer to as our Direct Sales Customers, accounted for 78%, 85% and 92% of our subscription revenue for the year ended January 31, 2020, 2019 and 2018, respectively. We are also focused on increasing the number of MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. After launching in June 2016, we had over 15,400 MongoDB Atlas customers as of January 31, 2020. The growth in MongoDB Atlas customers included customers from mLab and Realm, as described above, as well as new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
In an effort to expand our global reach, we recently announced a partnership with Alibaba Cloud to offer an authorized MongoDB-as-a-service solution allowing customers of Alibaba Cloud to use this managed offering from their data centers globally.
Increasing Adoption of MongoDB Atlas
MongoDB Atlas, our hosted multi-cloud offering, is an important part of our run-anywhere strategy and allows us to generate revenue from Community Server, converting users of the free-to-download version of our database to customers. To accelerate adoption of this DBaaS offering, in 2017, we introduced tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. We have also expanded our introductory offerings for MongoDB Atlas, including a free tier, which provides limited processing power and storage in order to drive usage and adoption of MongoDB Atlas among developers. Our MongoDB Atlas free tier offering is now available on all three major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure) in North America, Europe and Asia Pacific. In addition, MongoDB Atlas is available on AWS Marketplace, making it easier for AWS customers to buy and consume MongoDB Atlas. We recently announced a new business partnership with GCP that will provide deeper product integration and unified billing for GCP customers who are also MongoDB Atlas customers. This partnership will allow GCP customers a seamless integration of all the features of MongoDB Atlas with GCP’s identity and access management, logging and monitoring, Kubernetes and Tensorflow. We also announced an expanded relationship with Microsoft. The new availability of MongoDB Atlas on the Microsoft Azure Marketplace will offer unified billing for joint customers of MongoDB Atlas and Microsoft and will make it easier for established Azure customers to purchase and use MongoDB Atlas. In addition, MongoDB will be part of Microsoft’s strategic partner program.
We have also expanded the functionality available in MongoDB Atlas beyond that of our Community Server offering. We expect this will drive further adoption of MongoDB Atlas as companies migrate mission-critical applications to the public cloud. The enterprise capabilities that we have introduced to MongoDB Atlas include advanced security features, enterprise-standard authentication and database auditing. We have invested significantly in MongoDB Atlas and our ability to drive adoption of MongoDB Atlas is a key component of our growth strategy.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their subscriptions to our platform. In addition, our customers expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our database within their organization, which can include offering centralized internal support or providing

MongoDB-as-a-service internally. Over time, the average subscription amount for our Direct Sales Customers has increased. In addition, self-service customers have begun to increase their consumption of our products, particularly MongoDB Atlas.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. Prior to January 31, 2020, ARR from Direct Sales Customers of MongoDB Atlas was based on their contractual commitments instead of their actual consumption. We believe that our new consumption-based ARR calculation better reflects current customer behavior. The impact of this change on prior reported periods is immaterial. The number of customers with $100,000 or greater in ARR and annualized MRR was 751, 557 and 354 as of January 31, 2020, 2019 and 2018, respectively.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. Our net ARR expansion rate has been over 120% for each of the last 20 fiscal quarters.
Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
Investing in Growth and Scaling Our Business
We are focused on our long-term revenue potential. We believe that our market opportunity is large and we will continue to invest significantly in scaling across all organizational functions in order to grow our operations both domestically and internationally. Any investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We have increased our sales and marketing headcount to 789 employees as of January 31, 2020 from 466 employees and 394 employees as of January 31, 2019 and 2018, respectively.
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is comprised of term licenses and hosted as-a-service solutions. Subscriptions to term licenses include technical support and access to new software versions on a when-and-if available basis. Revenue from our term licenses is recognized upfront for the license component and ratably for the technical support and when-and-if available update components. Revenue from term licenses is typically billed annually in advance. Revenue from our hosted as-a-service solutions is primarily generated on a usage basis and is billed either in arrears or paid up front. The majority of our subscription contracts are one year in duration and are invoiced upfront. Our subscription contracts are generally non-cancelable and non-refundable. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
Services Revenue. Services revenue is comprised of consulting and training services and is recognized over the period of delivery of the applicable services. We recognize revenue from services agreements as services are delivered.
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions, delivery of professional services, the impact of significant transactions and seasonality of or fluctuations in usage for our consumption-based customers. Further, we currently expect our revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic in fiscal 2021.

Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel costs, including salaries, bonuses and benefits and stock-based compensation, for employees associated with our subscription arrangements principally related to technical support and allocated shared costs, as well as depreciation and amortization. Our cost of subscription revenue for our hosted as-a-service solutions also includes third-party cloud infrastructure expenses. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and, depending on the results of MongoDB Atlas, our cost of subscription revenue may increase as a percentage of subscription revenue as well.
Cost of Services Revenue. Cost of services revenue primarily includes personnel costs, including salaries and benefits and stock-based compensation, for employees associated with our professional service contracts, travel costs and allocated shared costs, as well as depreciation and amortization. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.
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
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, sales commission and benefits, bonuses and stock-based compensation. These expenses also include costs related to marketing programs, travel-related expenses and allocated overhead. Marketing programs consist of advertising, events, corporate communications and brand-building and developer-community activities. We expect our sales and marketing expense to increase in absolute dollars over time as we expand our sales force and increase our marketing resources, expand into new markets and further develop our self-serve and partner channels.
Research and Development. Research and development expense consists primarily of personnel costs, including salaries, bonuses and benefits and stock-based compensation. It also includes amortization associated with intangible acquired assets and allocated overhead. We expect our research and development expenses to continue to increase in absolute dollars, as we continue to invest in our platform and develop new products.
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses and benefits and stock-based compensation for administrative functions including finance, legal, human resources and external legal and accounting fees, as well as allocated overhead. We expect general and administrative expense to increase in absolute dollars over time as we continue to invest in the growth of our business and incur the costs of compliance associated with being a publicly traded company.
Other Income (Expense), net
Other income (expense), net consists primarily of interest income and gains and losses from foreign currency transactions. During the year ended January 31, 2020, other expenses included the loss from the early extinguishment of a portion of our 0.75% convertible senior notes due 2024 as described in further detail in Note 7, Convertible Senior Notes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2020, we had net operating loss (“NOL”) carryforwards for federal, state, Irish and U.K. income tax purposes of approximately $659.7 million, $475.3 million, $258.8 million and $7.2 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes. Ireland, U.K. and the U.S. federal losses for the years after January 31, 2018 allows NOLs to be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. Utilization of the federal NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.
Highlights for the Years Ended January 31, 2020, 2019 and 2018
For the years ended January 31, 2020, 2019 and 2018, our total revenue was $421.7 million, $267.0 million and $166.0 million, respectively. Our net loss was $175.5 million, $99.0 million and $84.0 million for the years ended January 31, 2020, 2019 and 2018, respectively. Our operating cash flow was $(29.5) million, $(42.0) million and $(44.9) million for the years ended January 31, 2020, 2019 and 2018, respectively. Our free cash flow was $(35.0) million, $(48.8) million and $(47.0) million for the years ended January 31, 2020, 2019 and 2018, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue (in thousands):

	Years Ended January 31,
	2020	2019	2018
Consolidated Statements of Operations Data:
Revenue:
Subscription	$399,826	$248,391	$151,853
Services	21,894	18,625	14,175
Total revenue	421,720	267,016	166,028
Cost of revenue(1):
Subscription	101,691	56,255	30,766
Services	23,665	17,313	12,093
Total cost of revenue	125,356	73,568	42,859
Gross profit	296,364	193,448	123,169
Operating expenses:
Sales and marketing(1)	223,893	148,296	109,073
Research and development(1)	149,033	89,854	62,202
General and administrative(1)	71,304	53,063	36,775
Total operating expenses	444,230	291,213	208,050
Loss from operations	(147,866)	(97,765)	(84,881)
Other income (expense), net	(28,312)	(4,564)	2,195
Loss before provision for (benefit from) income taxes	(176,178)	(102,329)	(82,686)
Provision for (benefit from) income taxes	(656)	(3,318)	1,287
Net loss	$(175,522)	$(99,011)	$(83,973)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
Cost of revenue—subscription	$4,996	$2,047	$730
Cost of revenue—services	3,047	1,239	462
Sales and marketing	26,640	11,059	6,364
Research and development	26,686	11,687	5,752
General and administrative	14,407	11,371	7,927
Total stock-based compensation expense	$75,776	$37,403	$21,235

	Years Ended January 31,
	2020	2019	2018
Percentage of Revenue Data:
Revenue:
Subscription	95%	93%	91%
Services	5	7	9
Total revenue	100	100	100
Cost of revenue:
Subscription	24	21	19
Services	6	6	7
Total cost of revenue	30	27	26
Gross profit	70	73	74
Operating expenses:
Sales and marketing	53	56	66
Research and development	35	34	37
General and administrative	17	20	22
Total operating expenses	105	110	125
Loss from operations	(35)	(37)	(51)
Other income (expense), net	(7)	(2)	1
Loss before provision for (benefit from) income taxes	(42)	(39)	(50)
Provision for (benefit from) income taxes	—	(1)	1
Net loss	(42)%	(38)%	(51)%
Comparison of the Years Ended January 31, 2020 and 2019
Revenue

	Years Ended January 31,		Change
(in thousands)	2020	2019	$	%
Subscription	$399,826	$248,391	$151,435	61%
Services	21,894	18,625	3,269	18%
Total revenue	$421,720	$267,016	$154,704	58%

Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $151.4 million including $39.9 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to existing customers, which included customers acquired from mLab on November 1, 2018. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Years Ended January 31,		Change
(in thousands)	2020	2019	$	%
Subscription cost of revenue	$101,691	$56,255	$45,436	81%
Services cost of revenue	23,665	17,313	6,352	37%
Total cost of revenue	125,356	73,568	51,788	70%
Gross profit	$296,364	$193,448	$102,916	53%
Gross margin	70%	72%
Subscription	75%	77%
Services	(8)%	7%
The increase in subscription cost of revenue was primarily due to a $34.5 million increase in third-party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $7.3 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher headcount in our services organization. Total headcount in our support and services organizations increased 17% from January 31, 2019 to January 31, 2020.
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
Operating Expenses
Sales and Marketing

	Years Ended January 31,		Change
(in thousands)	2020	2019	$	%
Sales and marketing	$223,893	$148,296	$75,597	51%

The increase in sales and marketing expense included $43.0 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 789 as of January 31, 2020 from 466 as of January 31, 2019. In addition, we experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior year. Sales and marketing expense also increased $18.9 million from costs associated with our higher headcount, including higher commission expense, increased travel and related expenses, as well as higher facilities and equipment expenses. In addition, expenses increased $9.0 million due to higher spend on marketing programs. Sales and marketing expense also increased $2.3 million primarily from the full-year amortization of the customer relationships intangible asset associated with our acquisition of mLab on November 1, 2018.
Research and Development

	Years Ended January 31,		Change
(in thousands)	2020	2019	$	%
Research and development	$149,033	$89,854	$59,179	66%
The increase in research and development expense included $38.4 million from an increase in personnel costs and stock-based compensation as we increased our research and development headcount by 42% to 476 as of January 31, 2020 from 335 as of January 31, 2019, inclusive of employees who joined us as part of the Realm acquisition. Also included in research and development expense was an increase of $11.2 million from the amortization of time-based founder payments associated with the acquisition of mLab and the amortization of acquired developed technology intangible assets associated with the acquisitions of mLab and Realm. Research and development expense also increased $4.9 million from costs associated with our higher headcount, including higher facilities and equipment expenses.

General and Administrative

	Years Ended January 31,		Change
(in thousands)	2020	2019	$	%
General and administrative	$71,304	$53,063	$18,241	34%
The increase in general and administrative expense was primarily due to an increase in general and administrative personnel headcount resulting in $14.3 million of higher personnel costs and stock-based compensation. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior year. In addition, professional services expense, particularly for accounting and legal costs, increased $3.7 million. These higher general and administrative expenses were driven mostly by our overall growth as a public company. General and administrative expense for the year ended January 31, 2019 included costs associated with the move of our New York City office, which resulted in a $1.5 million acceleration of rent payable, deferred rent and associated leasehold improvements related to our former office space, with no comparable expense in the current-year period.
Other Income (Expense), net

	Years Ended January 31,		Change
(in thousands)	2020	2019	$	%
Other expense, net	$(28,312)	$(4,564)	$(23,748)	nm
Other expense, net for the year ended January 31, 2020 included a loss of $14.5 million from the early extinguishment of debt associated with the partial repurchase of our 0.75% convertible senior notes due 2024, as described in further detail in Note 7, Convertible Senior Notes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K. In addition, we incurred a full-year of interest expense associated with those convertible senior notes, as well as interest expense associated with our financing lease for our New York City office, which expense had previously been capitalized as a build-to-suit asset during the construction phase. These expenses were partially offset by an increase in interest income derived from our larger average cash equivalents and short-term investments balance during the year ended January 31, 2020 as compared to the prior year.
Provision for (Benefit from) Income Taxes

	Years Ended January 31,		Change
(in thousands)	2020	2019	$	%
Benefit from income taxes	$(656)	$(3,318)	$2,662	nm
The benefit from income taxes in both periods were primarily due to non-recurring tax benefits associated with the acquisition of Realm and mLab during the years ended January 31, 2020 and 2019, respectively, which reduced our deferred tax asset and the related valuation allowance. Refer to Note 14, Income Taxes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2020. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflects, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8, Financial Statements, in this Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended
(in thousands, except share and per share data)	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Revenue:
Subscription	$117,849	$103,827	$94,156	$83,994	$80,632	$66,604	$55,086	$46,069
Services	5,674	5,614	5,212	5,394	4,852	5,178	4,525	4,070
Total revenue	123,523	109,441	99,368	89,388	85,484	71,782	59,611	50,139
Cost of revenue:
Subscription(1)	28,226	26,497	24,373	22,595	20,821	13,248	12,116	10,070
Services(1)	6,565	5,694	5,829	5,577	4,746	4,510	4,378	3,679
Total cost of revenue	34,791	32,191	30,202	28,172	25,567	17,758	16,494	13,749
Gross profit	88,732	77,250	69,166	61,216	59,917	54,024	43,117	36,390
Operating expenses:
Sales and marketing(1)	67,234	57,015	53,524	46,120	42,482	36,080	36,537	33,197
Research and development(1)	41,638	39,387	37,140	30,868	26,600	23,179	21,430	18,645
General and administrative(1)	20,763	19,562	16,174	14,805	14,596	14,986	12,254	11,227
Total operating expenses	129,635	115,964	106,838	91,793	83,678	74,245	70,221	63,069
Loss from operations	(40,903)	(38,714)	(37,672)	(30,577)	(23,761)	(20,221)	(27,104)	(26,679)
Other income (expense), net	(19,396)	(3,110)	(3,005)	(2,801)	(2,424)	(2,299)	(432)	591
Loss before provision for (benefit from) income taxes	(60,299)	(41,824)	(40,677)	(33,378)	(26,185)	(22,520)	(27,536)	(26,088)
Provision for (benefit from) income taxes	2,264	559	(3,341)	(138)	(3,998)	(33)	246	467
Net loss	$(62,563)	$(42,383)	$(37,336)	$(33,240)	$(22,187)	$(22,487)	$(27,782)	$(26,555)
Net loss per share, basic and diluted	$(1.10)	$(0.75)	$(0.67)	$(0.61)	$(0.41)	$(0.43)	$(0.54)	$(0.53)
Weighted-average shares used to compute net loss per share, basic and diluted	56,943,622	56,411,779	55,647,707	54,710,746	53,825,561	52,702,526	51,185,258	50,350,052

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Cost of revenue—subscription	$1,520	$1,274	$1,214	$988	$644	$555	$489	$359
Cost of revenue—services	940	793	721	593	439	335	281	184
Sales and marketing	8,912	6,844	5,944	4,940	3,620	3,090	2,129	2,218
Research and development	9,173	6,879	6,114	4,520	3,446	3,131	2,904	2,206
General and administrative	4,193	3,577	3,669	2,968	2,404	3,153	3,206	2,610
Total stock-based compensation expense	$24,738	$19,367	$17,662	$14,009	$10,553	$10,264	$9,009	$7,577

	Three Months Ended
	January 31, 2020	October 31, 2019	July 31, 2019	April 30, 2019	January 31, 2019	October 31, 2018	July 31, 2018	April 30, 2018
Percentage of Revenue Data:
Revenue:
Subscription	95%	95%	95%	94%	94%	93%	92%	92%
Services	5	5	5	6	6	7	8	8
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Subscription	23	24	24	25	24	19	20	20
Services	5	5	6	6	6	6	8	7
Total cost of revenue	28	29	30	31	30	25	28	27
Gross profit	72	71	70	69	70	75	72	73
Operating expenses:
Sales and marketing	54	52	54	52	50	50	61	66
Research and development	34	36	37	34	31	32	36	37
General and administrative	17	18	17	17	17	21	20	23
Total operating expenses	105	106	108	103	98	103	117	126
Loss from operations	(33)	(35)	(38)	(34)	(28)	(28)	(45)	(53)
Other income (expense), net	(16)	(3)	(3)	(3)	(3)	(3)	(1)	1
Loss before provision for (benefit from) income taxes	(49)	(38)	(41)	(37)	(31)	(31)	(46)	(52)
Provision for (benefit from) income taxes	2	1	(3)	—	(5)	—	1	1
Net loss	(51)%	(39)%	(38)%	(37)%	(26)%	(31)%	(47)%	(53)%
Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and results from time to time. In addition, as a result of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license. See Notes 2 and 11 for further information about our revenue recognition policy and results in our Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Quarterly Revenue Trends
Our quarterly revenue increased sequentially for all periods presented due primarily to an increase in the sales of subscriptions and related services. As a result of the adoption of Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers (Topic 606), we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license. Our quarterly services revenue experiences fluctuations as a result of timing of sales of standalone consulting and training services.
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

Liquidity and Capital Resources
As of January 31, 2020, we had cash, cash equivalents, short-term investments and restricted cash totaling $987.0 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards.
In January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement (the “2026 Notes”). In June 2018, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2024 Notes”). The total net proceeds from the issuance of the 2026 Notes and 2024 Notes, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $1.13 billion and $291.1 million, respectively. In connection with the pricing of the 2026 Notes and 2024 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls are expected to partially offset the potential dilution to our Class A common stock upon any conversion of the 2026 Notes and 2024 Notes, with such offset subject to a cap based on the cap price. We used $92.9 million of the proceeds from the 2026 Notes and $37.1 million of the proceeds from the 2024 Notes to purchase the Capped Calls, which was recorded as a reduction to additional paid-in capital.
On January 14, 2020, in connection with the issuance of the 2026 Notes, we used a portion of the net proceeds to repurchase $210.0 million aggregate principal amount of the 2024 Notes (“2024 Notes Partial Repurchase”) leaving $90.0 million aggregate principal outstanding on the 2024 Notes as of January 31, 2020. The 2024 Notes Partial Repurchase were not pursuant to a redemption notice and were individually privately negotiated transactions for aggregate cash consideration of $479.2 million. For further discussion on our convertible senior notes, please refer to Note 7, Convertible Senior Notes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
In October 2017, we closed our initial public offering (“IPO”) of 9,200,000 shares of our Class A common stock at an offering price of $24.00 per share, including 1,200,000 shares pursuant to the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $201.6 million, after deducting underwriting discounts and commissions of $15.5 million and offering expenses of $3.9 million. Prior to our IPO, we financed our operations principally through private placements of our redeemable convertible preferred stock, which resulted in net proceeds to us of $345.3 million. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. As of January 31, 2020, we had an accumulated deficit of $668.2 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions and the continuing market acceptance of our subscriptions and services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended January 31,
	2020	2019	2018
Net cash used in operating activities	$(29,540)	$(41,989)	$(44,881)
Net cash used in investing activities	(1,645)	(160,279)	(172,287)
Net cash provided by financing activities	589,238	288,236	209,892

Non-GAAP Free Cash Flow
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non-GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures, principal repayments of finance lease liabilities and capitalized software development costs, if any. For the fiscal years ended January 31, 2020, 2019 and 2018, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures, principal repayments of finance lease liabilities and amounts capitalized for software development facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP-based financial performance measures, such as net cash used in operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Years Ended January 31,
	2020	2019	2018
Net cash used in operating activities	$(29,540)	$(41,989)	$(44,881)
Capital expenditures	(3,564)	(6,848)	(2,135)
Principal repayments of finance leases	(1,915)	—	—
Capitalized software	—	—	—
Free cash flow	$(35,019)	$(48,837)	$(47,016)
Operating Activities
Cash used in operating activities during the year ended January 31, 2020 was $29.5 million primarily driven by our net loss of $175.5 million and was partially offset by non‑cash charges of $75.8 million for stock‑based compensation, $14.8 million for the amortization of our debt discount and issuance costs, $14.5 million for the loss on early extinguishment of debt, $12.8 million for depreciation and amortization and $8.8 million for lease-related non-cash charges. In addition, we increased our deferred revenue by $53.1 million, partially offset by a decrease in accounts receivable of $12.7 million, reflecting the overall growth of our sales and our expanding customer base. In addition, our accrued liabilities increased $20.4 million, primarily from commissions and bonuses accrued as of January 31, 2020. Partially offsetting these benefits to our operating cash flow were an increase of $28.4 million in deferred commissions, non-cash benefits of $3.3 million from the non-recurring tax benefit associated with the acquisition of Realm intangible assets, a non-cash benefit of $4.1 million associated with the discount on our short-term investments and a reduction of our prepaid expenses of $3.8 million.
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

Investing Activities
Cash used in investing activities during the year ended January 31, 2020 of $1.6 million resulted from the purchase of marketable securities, net of maturities, $38.6 million of net cash used to acquire Realm and $3.6 million used to purchase property and equipment.
Cash used in investing activities during the year ended January 31, 2019 of $160.3 million resulted primarily from the purchase of marketable securities, net of maturities, as well as $55.5 million of net cash used to acquire mLab.
Financing Activities
Cash provided by financing activities during the year ended January 31, 2020 was $589.2 million primarily due to $1.1 billion of proceeds from the issuance of the 2026 Notes, net of issuance costs and the Capped Calls, as well as the proceeds from the exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan. These proceeds were partially offset by $479.1 million used for the 2024 Notes Partial Repurchase.
Cash provided by financing activities during the year ended January 31, 2019 was $288.2 million primarily due to the issuance of the 2024 Notes, net of issuance costs and the Capped Calls, as well as proceeds from the exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan.
Off Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
0.75% convertible senior notes due 2024	$92,996	$647	$1,350	$90,999	$—
0.25% convertible senior notes due 2026	1,167,266	2,891	5,750	5,750	1,152,875
Finance lease obligations	83,566	8,073	16,146	16,518	42,829
Operating lease obligations	13,486	4,352	5,643	2,114	1,377
Purchase obligations	232,056	50,413	109,343	72,300	—
Total	$1,589,370	$66,376	$138,232	$187,681	$1,197,081
Our principal contractual obligations and commitments consist of the principal and future interest payments related to our 2024 Notes and 2026 Notes, our finance and operating lease obligations under non-cancelable leases for office space expiring through 2029 and our purchase obligations under non-cancelable agreements for subscription and marketing services and cloud infrastructure capacity commitments. In March 2019, we expanded our enterprise partnership arrangement with a cloud infrastructure provider that includes a non-cancelable commitment of $219.0 million over the next five years, which commenced on April 1, 2019. Our previous enterprise partnership arrangement with the same cloud provider of $36.0 million over three years terminated on April 1, 2019. Excluded in the contractual obligations and commitments table above are lease commitments for additional office space that commence after January 31, 2020. The aggregate base rent payments related to these leases for locations in New York City, Dublin and Sydney are approximately $38.5 million with lease commencement dates expected between February 2020 and June 2020.
For further details of our contractual obligations and the new lease agreements, refer to our Notes to Consolidated Financial Statements, within Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K, specifically Note 4, Property and Equipment, net, Note 7, Convertible Senior Notes, Note 8, Leases, Note 9, Commitments and Contingencies and Note 15, Subsequent Events.

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
Revenue Recognition
We derive our revenue from two sources: (1) sales of subscriptions, including term license and post-contract customer support (“PCS”) and consumption-based database-as-a-service offerings; and (2) services revenue comprised of consulting and training arrangements. We recognize revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps:

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

ii.
Identification of the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both (1) capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from third parties or from us and (2) distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services or products, we apply judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services or products are accounted for as a combined performance obligation.

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

iv.
Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. We also consider if there are any additional material rights inherent in a contract and if so, we allocate a portion of the transaction price to such rights based on SSP. We determine each SSP based on multiple factors, including past history of selling such performance obligations as standalone products. We estimate SSP for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the SSPs. In cases where directly observable standalone sales are not available, we utilize all observable data points including competitor pricing for a similar or identical product, market and industry data points and our pricing practices.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally and we are exposed to market risk in the ordinary course of business.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds and our short-term investments consist of U.S. government treasury securities. As of January 31, 2020 and 2019, we had cash, cash equivalents, restricted cash and short-term investments of $987.0 million and $466.5 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of January 31, 2020 and 2019.
In January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement (the “2026 Notes”). In June 2018, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2024 Notes”). The fair values of the 2026 Notes and 2024 Notes are subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the convertible senior notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines. The interest and market value changes affect the fair value of the convertible senior notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the convertible senior notes at face value less unamortized discount on our balance sheet and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the years ended January 31, 2020 and 2019. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data
MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2020
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	60
Financial Statements:
Consolidated Balance Sheets as of January 31, 2020 and 2019	62
Consolidated Statements of Operations for the years ended January 31, 2020, 2019 and 2018	63
Consolidated Statements of Comprehensive Loss for the years ended January 31, 2020, 2019 and 2018	64
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended January 31, 2020, 2019 and 2018	65
Consolidated Statements of Cash Flows for years ended January 31, 2020, 2019 and 2018	66
Notes to Consolidated Financial Statements	68
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MongoDB, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MongoDB, Inc. and its subsidiaries (the “Company”) as of January 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 1, 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition - Allocation of transaction price in revenue arrangements with multiple performance obligations
As described in Notes 2 and 11 to the consolidated financial statements, other subscription revenue was $237.3 million for the year ended January 31, 2020. Certain of the Company’s contracts with customers contain multiple performance obligations, such as the license portion of time-based software licenses, post-contract customer support, and services. For these contracts that contain multiple performance obligations, management allocates the transaction price to each performance obligation based on a relative standalone selling price. Management determines each standalone selling price based on multiple factors, including past history of selling such performance obligations as standalone products. Management estimates standalone selling price for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the standalone selling prices. In cases where directly observable standalone sales are not available, management utilizes all observable data points including competitor pricing for a similar or identical product, market and industry data points, and the Company’s pricing practices.
The principal considerations for our determination that performing procedures relating to revenue recognition - allocation of transaction price in revenue arrangements with multiple performance obligations is a critical audit matter are there was significant judgment by management in 1) estimating the standalone selling price for certain of the Company’s performance obligations, and 2) allocating the transaction price based on a relative allocation of standalone selling price to those individual performance obligations. This in turn led to significant auditor judgment and effort in performing procedures to evaluate management’s estimates of standalone selling price and the allocation of transaction price to the individual performance obligations.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over estimating the standalone selling price and the allocation of transaction price to individual performance obligations. These procedures also included, among others, evaluating and testing management’s process for estimating standalone selling prices and testing the reasonableness of management’s estimation of standalone selling prices. Testing the estimation of standalone selling prices involved evaluating the reliability and relevance of source data utilized in management’s calculations. These procedures also included testing the relative allocation of transaction price to individual performance obligations based on a sample of contracts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 27, 2020

We have served as the Company's auditor since 2013.

MONGODB, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$706,192	$147,831
Short-term investments	280,326	318,139
Accounts receivable, net of allowance for doubtful accounts of $2,515 and $1,539 as of January 31, 2020 and 2019, respectively	85,554	72,808
Deferred commissions	24,219	15,878
Prepaid expenses and other current assets	16,905	11,580
Total current assets	1,113,196	566,236
Property and equipment, net	58,316	73,664
Operating lease right-of-use assets	11,147	—
Goodwill	55,830	41,878
Acquired intangible assets, net	34,779	15,894
Deferred tax assets	615	1,193
Other assets	54,684	34,611
Total assets	$1,328,567	$733,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,849	$2,153
Accrued compensation and benefits	41,427	25,982
Operating lease liabilities	3,750	—
Other accrued liabilities	26,860	14,169
Deferred revenue	167,498	122,333
Total current liabilities	242,384	164,637
Deferred rent, non-current	—	2,567
Deferred tax liability, non-current	821	106
Operating lease liabilities, non-current	8,113	—
Deferred revenue, non-current	23,281	15,343
Convertible senior notes, net	911,075	216,858
Other liabilities, non-current	60,035	69,399
Total liabilities	1,245,709	468,910
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of January 31, 2020 and 2019; 48,512,090 and 36,286,573 shares issued and outstanding as of January 31, 2020 and 2019, respectively	48	36
Class B common stock, par value of $0.001 per share; 100,000,000 shares authorized as of January 31, 2020 and 2019; 8,969,824 and 18,134,608 shares issued as of January 31, 2020 and 2019, respectively; 8,870,453 and 18,035,237 shares outstanding as of January 31, 2020 and 2019, respectively	9	18
Additional paid-in capital	752,127	754,612
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of January 31, 2020 and 2019	(1,319)	(1,319)
Accumulated other comprehensive income (loss)	225	(174)
Accumulated deficit	(668,232)	(488,607)
Total stockholders’ equity	82,858	264,566
Total liabilities and stockholders’ equity	$1,328,567	$733,476

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended January 31,
	2020	2019	2018
Revenue:
Subscription	$399,826	$248,391	$151,853
Services	21,894	18,625	14,175
Total revenue	421,720	267,016	166,028
Cost of revenue:
Subscription	101,691	56,255	30,766
Services	23,665	17,313	12,093
Total cost of revenue	125,356	73,568	42,859
Gross profit	296,364	193,448	123,169
Operating expenses:
Sales and marketing	223,893	148,296	109,073
Research and development	149,033	89,854	62,202
General and administrative	71,304	53,063	36,775
Total operating expenses	444,230	291,213	208,050
Loss from operations	(147,866)	(97,765)	(84,881)
Other income (expense):
Interest income	8,556	7,163	1,308
Interest expense	(20,983)	(10,290)	(8)
Other income (expense), net	(15,885)	(1,437)	895
Loss before provision for (benefit from) income taxes	(176,178)	(102,329)	(82,686)
Provision for (benefit from) income taxes	(656)	(3,318)	1,287
Net loss	$(175,522)	$(99,011)	$(83,973)
Net loss per share, basic and diluted	$(3.14)	$(1.90)	$(3.54)
Weighted-average shares used to compute net loss per share, basic and diluted	55,939,032	52,034,596	23,718,391

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended January 31,
	2020	2019	2018
Net loss	$(175,522)	$(99,011)	$(83,973)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	91	94	(88)
Foreign currency translation adjustment	308	(109)	293
Other comprehensive income (loss)	399	(15)	205
Total comprehensive loss	$(175,123)	$(99,026)	$(83,768)

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 31, 2017	41,148,282	$345,257	13,093,621	$13	$62,557	$(1,319)	$(364)	$(305,623)	$(244,736)
Exercise of preferred stock warrants	85,170	1,171	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	99,534	1	—	—	—	—	1
Stock option exercises	—	—	1,263,722	1	5,596	—	—	—	5,597
Repurchase of early exercised options	—	—	(34,710)	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(41,233,452)	(346,428)	26,953,404	27	346,401	—	—	—	346,428
Issuance of common stock upon initial public offering, net of offering costs	—	—	9,200,000	9	201,611	—	—	—	201,620
Vesting of early exercised stock options	—	—	—	—	1,280	—	—	—	1,280
Stock-based compensation	—	—	—	—	21,235	—	—	—	21,235
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(88)	—	(88)
Foreign currency translation adjustment	—	—	—	—	—	—	293	—	293
Net loss	—	—	—	—	—	—	—	(83,973)	(83,973)
Balances as of January 31, 2018	—	—	50,575,571	51	638,680	(1,319)	(159)	(389,596)	247,657
Stock option exercises	—	—	3,144,202	3	22,197	—	—	—	22,200
Repurchase of early exercised options	—	—	(35,668)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	1,204	—	—	—	1,204
Vesting of restricted stock units	—	—	263,129	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	37,403	—	—	—	37,403
Issuance of common stock under the Employee Stock Purchase Plan	—	—	374,576	—	10,531	—	—	—	10,531
Equity component of the 0.75% convertible senior notes due 2024	—	—	—	—	81,683	—	—	—	81,683
Purchase of capped calls	—	—	—	—	(37,086)	—	—	—	(37,086)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	94	—	94
Foreign currency translation adjustment	—	—	—	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	—	—	—	(99,011)	(99,011)
Balances as of January 31, 2019	—	—	54,321,810	54	754,612	(1,319)	(174)	(488,607)	264,566
Cumulative effect of accounting change	—	—	—	—	—	—	—	(4,103)	(4,103)
Stock option exercises	—	—	2,163,361	3	16,774	—	—	—	16,777
Repurchase of early exercised options	—	—	(5,677)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	296	—	—	—	296
Vesting of restricted stock units	—	—	748,061	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	75,776	—	—	—	75,776
Issuance of common stock under the Employee Stock Purchase Plan	—	—	154,988	—	13,420	—	—	—	13,420
Equity component of the 0.25% convertible senior notes due 2026	—	—	—	—	288,998	—	—	—	288,998
Purchase of capped calls	—	—	—	—	(93,820)	—	—	—	(93,820)
Impact from 2024 Notes Partial Repurchase	—	—	—	—	(303,929)	—	—	—	(303,929)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	91	—	91
Foreign currency translation adjustment	—	—	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	—	—	(175,522)	(175,522)
Balances as of January 31, 2020	—	$—	57,382,543	$57	$752,127	$(1,319)	$225	$(668,232)	$82,858

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(175,522)	$(99,011)	$(83,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,783	5,792	3,703
Stock-based compensation	75,776	37,403	21,235
Amortization of debt discount and issuance costs	14,847	7,399	—
Amortization of finance right-of-use assets	3,976	—	—
Amortization of operating right-of-use assets	3,015	—	—
Non-cash interest on finance lease liabilities	1,823	1,570	—
Deferred income taxes	(3,292)	(4,960)	(302)
Accretion of discount on short-term investments	(4,060)	(3,875)	(152)
Change in fair value of warrant liability	—	—	(101)
Loss on early extinguishment of debt	14,522	—	—
Change in operating assets and liabilities, net of the impact from the acquisition:
Accounts receivable, net	(12,692)	(19,445)	(16,095)
Prepaid expenses and other current assets	(3,794)	(1,487)	(2,436)
Deferred commissions	(28,362)	(16,134)	(6,422)
Other long-term assets	(53)	(214)	(687)
Accounts payable	513	(913)	(371)
Deferred rent	—	1,642	(133)
Accrued liabilities	20,439	13,564	8,115
Operating lease liabilities	(3,291)	—	—
Deferred revenue	53,054	36,680	32,738
Other liabilities, non-current	778	—	—
Net cash used in operating activities	(29,540)	(41,989)	(44,881)
Cash flows from investing activities
Purchases of property and equipment	(3,564)	(6,848)	(2,135)
Acquisition, net of cash acquired	(38,629)	(55,517)	—
Proceeds from maturities of marketable securities	470,000	450,000	82,230
Purchases of marketable securities	(429,452)	(547,914)	(252,382)
Net cash used in investing activities	(1,645)	(160,279)	(172,287)
Cash flows from financing activities
Proceeds from exercise of stock options, including early exercised stock options	16,775	22,244	8,367
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	13,420	10,532	—
Repurchase of early exercised stock options	(43)	(327)	(242)
Principal repayments of finance leases	(1,915)	—	—
Proceeds from borrowings on convertible senior notes, net of issuance costs	1,132,991	291,145	—
Payments for 2024 Notes Partial Repurchase	(479,070)	—	—
Payment for purchase of capped calls	(92,920)	(37,086)	—
Proceeds from tenant improvement allowance on build-to-suit lease	—	1,728	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	205,494
Proceeds from exercise of redeemable convertible preferred stock warrants	—	—	1
Payment of initial public offering costs	—	—	(3,728)
Net cash provided by financing activities	589,238	288,236	209,892
Effect of exchange rate changes on cash, cash equivalents and restricted cash	306	(48)	291
Net increase (decrease) in cash, cash equivalents and restricted cash	558,359	85,920	(6,985)
Cash, cash equivalents and restricted cash, beginning of year	148,347	62,427	69,412
Cash, cash equivalents and restricted cash, end of year	$706,706	$148,347	$62,427

	Years Ended January 31,
	2020	2019	2018
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$2,701	$984	$1,004
Interest expense, net	$2,375	$1,044	$8
Noncash investing and financing activities
Construction costs related to build-to-suit lease obligations	$—	$11,683	$—
Vesting of early exercised stock options	$296	$1,204	$1,280
Conversion of redeemable convertible preferred stock warrant liability to redeemable convertible preferred stock as a result of warrant exercise	$—	$—	$1,171
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$346,428
Debt issuance and capped call costs included in accounts payable and accrued liabilities	$4,200	$—	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,134	$66	$193
Estimated fair value of office space under a build-to-suit lease	$—	$—	$54,709
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$706,192	$147,831	$61,902
Restricted cash, non-current	514	516	525
Total cash, cash equivalents and restricted cash	$706,706	$148,347	$62,427

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
MongoDB, Inc. (“MongoDB” or the “Company”) was originally incorporated in the state of Delaware in November 2007 under the name 10Gen, Inc. In August 2013, the Company changed its name to MongoDB, Inc. The Company is headquartered in New York City. MongoDB is the leading, modern, general purpose database platform. The Company’s robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy the Company’s platform at scale in the cloud, on-premise or in a hybrid environment. In addition to selling its software, the Company provides post-contract support, training and consulting services for its offerings. The Company’s fiscal year ends January 31.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, fair value of the liability component of the convertible debt, fair value of common stock and redeemable convertible preferred stock warrants prior to the initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
The COVID-19 pandemic is expected to result in a global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time. The Company currently expects its revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the year ending January 31, 2021.
Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
Foreign Currency
The functional currency of the Company’s international subsidiaries is either the U.S. dollar or the local currency in which the international subsidiary operates. For these subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Transaction gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statements of operations. For foreign subsidiaries where the functional currency is the local currency, the Company uses the exchange rate as of the balance sheet date to translate assets and liabilities and the average exchange rate during the period to translate revenue and expenses into U.S. dollars. Translation gains or losses resulting from translating foreign local currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss) as a component of stockholders' equity.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Loss
The Company’s comprehensive loss includes net loss, unrealized gains and losses on available-for-sale debt securities and foreign currency translation adjustments.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains such investments primarily in money market funds.
Marketable Securities
The Company’s short-term investments consist of U.S. government treasury securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale debt securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments within current assets on the consolidated balance sheets.
Available-for-sale debt securities are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. Realized gains and losses and declines in an investment's fair value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. For the years ended January 31, 2020, 2019 and 2018, the Company has not recorded any other-than-temporary-impairment charges in its consolidated statements of operations.
Restricted Cash
As of January 31, 2020 and 2019, the Company pledged $0.5 million of collateral for its available credit on corporate credit cards. Restricted cash balances have been excluded from our cash and cash equivalents balance and are included in other assets on the consolidated balance sheets.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. Cash equivalents are measured at fair value on a recurring basis. Short-term investments classified as available-for-sale debt securities are recorded at fair value. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash, short-term investments and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed insurance coverage limits. The Company invests its excess cash in highly-rated money market funds and in short-term investments consisting of U.S. government treasury securities.
The Company extends credit to customers in the normal course of business. The Company performs credit analyses and monitors the financial health of its customers to reduce credit risk. The Company does not require collateral from customers to secure accounts receivable. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company records an allowance for doubtful accounts relating to certain trade accounts receivable based on various factors, including the review of credit profiles of its customers, contractual terms and conditions, current economic trends and historical customer payment experience.
As of January 31, 2020 and 2019, no customer represented 10% or more of net accounts receivable. For the years ended January 31, 2020, 2019 and 2018, no customer represented 10% of more of revenue.
Capitalized Software Costs
Software development costs for software to be sold, leased, or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, costs and time incurred between the establishment of technological feasibility and product release have not been material, resulting in software development costs qualifying for capitalization being immaterial. As a result, the Company has not capitalized any related software development costs in any of the periods presented.
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, or costs related to the development of web-based product are capitalized during the application development stage. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. There were no material qualifying costs incurred during the application development stage and the Company did not capitalize any costs related to computer software developed for internal use or web-based product in the years ended January 31, 2020 and 2019.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Property and Equipment	Estimated Useful Life
Computer and office equipment	Two to three years
Purchased software	Two to three years
Servers	Three years
Furniture and fixtures	Five years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Building	Forty years

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation, is removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. There was no material gain or loss incurred as a result of retirement or sale in the periods presented. Repair and maintenance costs are expensed as incurred.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
Leases
The consolidated financial statements for the year ended January 31, 2020 reflect the adoption of Accounting Standards Codification 842, Leases, (“ASC 842”) effective February 1, 2019, using the modified retrospective method. The consolidated financial statements for the years ended January 31, 2019 and prior were not adjusted. Refer to Recently Adopted Accounting Pronouncements regarding the adoption impact of ASC 842 for the year ended January 31, 2020.
The Company determines if an arrangement is, or contains, a lease at inception. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To determine whether an arrangement is or contains a lease, the Company considers all relevant facts and circumstances to assess whether the customer has both of the following: (1) the right to obtain substantially all of the economic benefits from use of the identified asset; and (2) the right to direct the use of the identified asset.
The Company accounts for lease components and non-lease components as a single lease component for all leases. The Company has elected an accounting policy to not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and instead recognize the associated lease payments for short-term leases in the consolidated statements of operations on a straight-line basis over the lease term.
The Company measures lease liabilities based on the present value of lease payments over the lease term at the lease commencement date. As the Company’s leases generally do not provide an implicit discount rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate, which is the estimated rate the Company would have to pay on a collateralized basis with similar terms and payments and in a similar economic environment where the leased asset is located. Options in the lease terms to extend or terminate the lease are not reflected in the lease liabilities unless it is reasonably certain that any such options will be exercised.
The Company measures right-of-use assets at the lease commencement date based on the corresponding lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) certain tenant incentives under the lease. The Company evaluates the recoverability of the right-of-use assets for possible impairment in accordance with the long-lived assets policy.
Lease expenses for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term. Amortization expense of the right-of-use assets for finance leases is generally recognized on a straight-line basis over the shorter of the lease term or the useful life of the asset. Interest expense for finance leases is recognized based on the incremental borrowing rate used to determine the finance lease liability. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation.
Operating leases are reflected in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, non-current on the consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other liabilities, non-current on the consolidated balance sheets. Within the statements of cash flows, the Company classifies all cash payments associated with operating leases within operating activities and for finance leases, repayments of principal are presented within financing activities and interest payments are presented within operating activities.
Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets
The Company evaluates the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any material impairment charges related to property and equipment or acquired finite-lived intangible assets during the years presented.
In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of property and equipment and acquired finite-lived intangible assets. If the estimated useful life assumption for any asset is changed due to new information, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis.
The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single operating segment is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of the Company’s single operating segment with its carrying amount. If the carrying amount exceeds its fair value, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss and the carrying value of goodwill is written down to fair value. No indications of impairment of goodwill were identified during the years ended January 31, 2020, 2019 and 2018, and accordingly, the Company has not recorded any impairment of goodwill during those periods.
Revenue Recognition
The Company derives its revenue from two sources: (1) sales of subscriptions, including term license and post-contract customer support (“PCS”) and consumption-based database-as-a-service offering; and (2) services revenue comprised of consulting and training arrangements. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:

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

ii.
Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both 1) capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from third parties or from the Company and 2) distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services or products, the Company applies judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services or products are accounted for as a combined performance obligation.

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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

iv.
Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. The Company also considers if there are any additional material rights inherent in a contract and if so, the Company allocates a portion of the transaction price to such rights based on SSP. The Company determines each SSP based on multiple factors, including past history of selling such performance obligations as standalone products. The Company estimates SSP for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the SSPs. In cases where directly observable standalone sales are not available, the Company utilizes all observable data points including competitor pricing for a similar or identical product, market and industry data points and the Company’s pricing practices to establish the SSP.

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

Subscription Revenue
The Company sells subscriptions directly through its field and inside sales teams and indirectly through channel partners, as well as through its self-serve channel. The majority of the Company’s subscription contracts are one year in duration and are invoiced upfront. When the Company enters into multi-year subscription contracts, the Company typically invoices the customer on an annual basis. The Company’s subscription contracts are generally non-cancelable and non-refundable.
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
The Company also derives subscription revenue from providing its software to customers with its database-as-a-service offering that include comprehensive infrastructure and management of the Company’s database and can also be purchased with additional enterprise features. Performance obligations related to database-as-a-service solutions are recognized on a usage-basis, as the consumption of this service represents a direct measurement of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract.
Services Revenue
The Company’s services contracts are generally provisioned on a time-and-materials basis. Revenue is recognized on a proportional performance basis as the services are delivered to the customers.
Contracts with Multiple Performance Obligations
Certain of the Company’s contracts with customers contain multiple performance obligations, including those described above such as the license portion of time-based software licenses, PCS, database-as-a-service offering and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cost of Revenue
Cost of Subscription Revenue
Cost of subscription revenue primarily includes personnel costs, including salaries, bonuses and benefits and stock-based compensation, for employees associated with the Company’s subscription arrangements principally related to support and allocated shared costs, as well as depreciation and amortization. The cost of subscription revenue for the Company’s database-as-a-service offering also includes third-party cloud infrastructure.
Cost of Services Revenue
Cost of services revenue primarily includes personnel costs, including salaries and benefits and stock-based compensation, for employees associated with the Company’s professional service contracts, travel costs and allocated shared costs, as well as depreciation and amortization.
Deferred Commissions
The Company capitalizes its incremental costs of obtaining non-cancelable subscription contracts with customers, which generally consist of sales commissions paid to the Company’s sales force and related payroll taxes. These costs are recorded on the Company’s consolidated balance sheets as deferred commissions. Amortization is recognized based on the expected future revenue streams under the customer contracts over a period of benefit that the Company has determined to be generally five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. For all other sales commissions and related payroll taxes for non-cancelable subscription contracts, the Company also capitalizes such costs, which are amortized based on the pattern of the associated revenue recognition over the related contractual subscription period. Sales commissions are generally paid up front and one month in arrears, however, the timing of payment is based on contractual terms of the underlying subscription contract and is subject to an evaluation of customer credit-worthiness. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations. The Company adopted the practical expedient that permits an entity to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less.
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
Accounts Receivable and Allowance for Doubtful Accounts
The Company records a receivable when an unconditional right to consideration exists and transfer of control has occurred, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. If revenue recognized on a contract exceeds the billings, then the Company records an unbilled receivable for that excess amount, which is included as part of accounts receivable, net in the Company’s consolidated balance sheets.
Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company performs initial and ongoing evaluations of its customers' financial position and generally extends credit without collateral. The Company determines the need for an allowance for doubtful accounts based upon various factors, including past collection experience, credit quality of the customer, age of the receivable balance and current economic conditions, as well as specific circumstances arising with individual customers. Trade receivables are written off against the allowance when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Convertible Senior Notes
In accounting for the issuance of the Company’s convertible senior notes (the “Notes”), the Notes were separated into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective Notes. This difference represents the debt discount that is amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
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
Transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor should be evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. For exchange transactions that are considered an extinguishment of debt, the total consideration for such an exchange is separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The gain or loss on extinguishment of the debt is subsequently determined by comparing repurchase consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits and stock-based compensation. Research and development costs also include amortization associated with acquired finite-lived intangible assets and allocated overhead.
Advertising
Advertising costs are expensed as incurred or the first time the advertising takes place, based on the nature of the advertising and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs were $7.6 million, $5.1 million and $3.4 million for the years ended January 31, 2020, 2019 and 2018, respectively. Advertising costs are recorded in sales and marketing expenses in the consolidated statement of operations.
Stock-Based Compensation
Compensation expense related to stock-based awards granted to employees and non-employees is calculated based on the fair value of stock-based awards on the date of grant. For restricted stock units, fair value is based on the closing price of the Company’s Class A common stock on the grant date. For stock options and purchase rights issued to employees under the 2017 Employee Stock Purchase Plan, the Company determines the grant date fair value using the Black-Scholes option-pricing model. The Company’s stock price volatility and expected option life involve management's best estimates, both of which impact the fair value estimated under the Black-Scholes option-pricing model and, ultimately, the expense that will be recognized.
The Company recognizes the related stock-based compensation expense for restricted stock units and stock options on a straight-line basis over the period in which an employee is required to provide service in exchange for the stock-based award, which is generally four years. The Company has elected to account for forfeitures as they occur. The Company recognizes the stock-based compensation expense related to the 2017 Employee Stock Purchase Plan on a straight-line basis over the offering period.
Net Loss Per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

giving effect to all potentially dilutive common stock equivalents outstanding for the period, including stock options and restricted stock units.
Prior to the Company’s closing of its initial public offering in October 2017, the Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of redeemable convertible preferred stock to have been participating securities as the holders were entitled to receive non-cumulative dividends on a pari passu basis in the event that a dividend had been paid on common stock. See Note 13, Net Loss per Share, for further details on the Company’s historical participating securities, including warrants to purchase redeemable convertible preferred stock and common stock.
Under the two-class method, basic net loss per share attributable to common stockholders was calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock did not have a contractual obligation to share in losses. Diluted net loss per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options to purchase common stock, early exercised stock options and warrants to purchase redeemable convertible preferred stock and common stock were considered common shares equivalents, but had been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive.
Segment Information
The Company operates its business as one operating segment as the Company’s chief operating decision maker, the Company’s Chief Executive Officer, reviews financial information on an aggregate and consolidated basis for purposes of allocating resources and evaluating financial performance. Since the Company has a single operating unit and reporting segment structure, all required segment information can be found in the consolidated financial statements.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount the Company believes is more likely than not to be realized.
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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the years ended January 31, 2020, 2019 and 2018. As of January 31, 2020 and 2019, there were no material amounts payable to or amounts receivable from related parties.
Recently Adopted Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, codified as ASC 842, which requires lessees to record a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term while recognizing expense in a manner similar to the previous guidance under ASC 840. ASC 842 retains the distinction between finance leases and operating leases and the classification criteria for finance leases remains similar.
The Company adopted the new lease accounting standard effective February 1, 2019 on a modified retrospective basis for leases that existed as of February 1, 2019 using the additional transition method described in ASU No. 2018-11, Leases – Targeted Improvements, which was issued in July 2018. Under the additional transition method, the Company recognized the cumulative effect of initially applying ASC 842 as an adjustment to the right-of-use assets and lease liabilities on its condensed consolidated balance sheet on February 1, 2019 without retrospective application to comparative periods. The Company elected the practical expedients which allow it to carry forward its assessment on whether an arrangement is a lease or contains a lease, the historical lease classification and the initial direct costs for any leases that expired or existed prior to

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the adoption of ASC 842. In addition, the Company elected the short-term lease exception and the practical expedient to account for lease components and non-lease components as a single lease component.
In connection with the adoption of ASC 842, the Company recognized operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheet primarily related to the office facilities of $10.3 million and $11.3 million, respectively. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represented the existing deferred rent liability balance as of the adoption date of $1.0 million.
Prior to the adoption of ASC 842, as a result of the Company’s involvement during the construction period, whereby the Company had certain indemnification obligations related to the construction, the Company was considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting and accordingly, the Company accounted for the New York City office lease as a financing arrangement. As of January 31, 2019, $55.7 million of the build-to-suit lease asset was included in “Property and equipment, net” and the related $70.2 million financing lease obligation was included in “Other liabilities, non-current” on the consolidated balance sheets. Upon the adoption of ASC 842, this lease was classified as a finance lease, where the Company derecognized its build-to-suit asset and related liabilities, recognized finance right-of-use assets of $43.4 million and finance lease liabilities of $64.0 million, reduced the existing deferred rent liability balance as of the adoption date of $1.9 million, and recorded $4.1 million as a decrease to the opening accumulated deficit as of February 1, 2019.
See Note 8, Leases, for further details of the Company’s leases subsequent to the adoption of ASC 842.
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
New Accounting Pronouncements Not Yet Adopted
Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard will simplify the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for the Company for the fiscal year beginning February 1, 2020. The Company does not expect the adoption of the new accounting standard to have a material impact on its consolidated financial statements.
Cloud Computing. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 becomes effective for the Company for the fiscal year beginning February 1, 2020. The Company expects to apply ASU 2018-15 prospectively for implementation costs incurred after the date of adoption and does not expect ASU 2018-15 to have a material impact on its consolidated financial statements upon adoption.
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivables, certain financial instruments and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. ASU 2016-13 becomes effective for the Company for the fiscal year beginning February 1, 2020 and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact of the adoption of this ASU No. 2016-13 on its consolidated financial statements.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of January 31, 2020 and 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at January 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$623,856	$—	$—	$623,856
Short-term investments:
U.S. government treasury securities	280,326	—	—	280,326
Total financial assets	$904,182	$—	$—	$904,182

	Fair Value Measurement at January 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$88,015	$—	$—	$88,015
Short-term investments:
U.S. government treasury securities	318,139	—	—	318,139
Total financial assets	$406,154	$—	$—	$406,154

The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. As of January 31, 2020 and 2019, gross realized and unrealized gains and losses for cash equivalents and short-term investments were not material and the contractual maturity of all marketable securities was less than one year.
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of the convertible senior notes at January 31, 2020 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 7, Convertible Senior Notes, to the consolidated financial statements for further details.

4.	Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31, 2020	January 31, 2019
Servers	$946	$587
Furniture and fixtures	2,673	2,224
Computer and office equipment	229	174
Purchased software	985	985
Leasehold improvements	19,311	16,958
Construction in process	314	16
Building	—	56,161
Finance lease right-of-use assets	39,411	—
Total property and equipment	63,869	77,105
Less: accumulated depreciation and amortization	(5,553)	(3,441)
Property and equipment, net	$58,316	$73,664

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2017, the Company entered into a lease agreement for 106,230 rentable square feet of office space to accommodate its growing employee base in New York City. As a result of the Company’s involvement during the construction period, whereby the Company had certain indemnification obligations related to the construction, the Company was considered, for accounting purposes only, the owner of the construction project under build-to-suit lease accounting. Accordingly, the Company recorded the estimated fair value of the leased space as an asset, noted in the table above as “Building.” Costs incurred to renovate the new office space were capitalized as “Construction in process” and upon completion, reclassified to the “Building” asset. The Company also recorded a corresponding long-term lease liability. Prior to the adoption of ASC 842, as of January 31, 2019, $55.7 million of our build-to-suit lease asset was included in “Property and equipment, net” and the related $70.2 million financing lease obligation was included in “Other liabilities, non-current” on the consolidated balance sheets. Upon the adoption of ASC 842, this lease was classified as a finance lease, where we derecognized our build-to-suit asset and related liabilities. See Note 2, Summary of Significant Accounting Policies, for the adoption impact of ASC 842 on the consolidated financial statements as of February 1, 2020.
Depreciation and amortization expense related to property and equipment was $2.7 million, $2.9 million and $2.8 million for the years ended January 31, 2020, 2019 and 2018, respectively. Depreciation and amortization expense for the year ended January 31, 2020 excludes amortization with respect to the finance lease right-of-use asset, which is described further in Note 8, Leases.

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
The Company used the acquisition method to account for the purchase of Realm, which met the definition of a business. As of January 31, 2020, the Company had finalized the working capital, cash, debt, transaction expenses and other closing adjustments and identified and recorded the fair value of the assets and liabilities acquired, as well as the residual value to goodwill. The allocation of the purchase price was based on available information and assumptions at the time of the initial valuation and may be subject to change within the measurement period.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Developed technology includes both the Realm mobile database and the Realm Object Server, which together automatically synchronize data between mobile applications and cloud databases, including MongoDB Atlas. The Company determined the economic useful life to be five years based on the expected time period that the asset would contribute to the Company’s future cash flows without significant upgrades. The fair value of developed technology was estimated using the reproduction cost method (Level 3), which utilized assumptions for the cost to replace, such as the workforce, timing and resources required, as well as a theoretical profit margin and opportunity cost.
Customer relationships represent the fair value of projected subscription revenue that is expected to be generated from existing customers of Realm as of the Acquisition Date. The Company determined the economic useful life to be five years and the fair value of customer relationships was estimated using the replacement cost approach (Level 3), which utilized assumptions for sales and marketing expenses to determine the estimated cost to acquire a Realm customer. Other assumptions include a theoretical profit margin and opportunity costs.
These two intangible assets acquired are being amortized over their estimated useful lives using the straight-line method of amortization, which approximates the distribution of the economic value of the identified intangible assets. See Note 6, Goodwill and Acquired Intangible Assets, Net, for further details.
Deferred revenue was estimated at fair value under the cost build-up method (Level 3), which was determined based on estimated direct and indirect costs to support and fulfill the subscription obligation plus an assumed operating margin. Deferred revenue will be recognized based on the revenue criteria set forth in Note 2, Summary of Significant Accounting Policies.
Goodwill related to the acquisition, which represents the difference between the purchase price and fair values of identifiable net assets, is primarily attributable to assembled workforce, as well as expected synergies of the combination. The goodwill is not tax deductible for U.S. income tax purposes. In addition to the goodwill recorded through the purchase price allocation disclosed in the table above, the Company recorded an additional $3.5 million to goodwill during the three months ended July 31, 2019, resulting from deferred tax liabilities associated with the acquired intangible assets. During the three months ended January 31, 2020, the Company completed its net operating losses limitation analysis under Section 382 of the U.S. Internal Revenue Code of 1986 with respect to the acquisition of Realm and made a final determination that $3.9 million should be recorded to goodwill associated with the acquired deferred tax liabilities from Realm. Accordingly, the Company recorded a measurement period adjustment of $0.4 million for the period ended January 31, 2020 as an additional income tax benefit and an increase to goodwill.
The Company incurred acquisition-related costs for the Realm acquisition of $0.6 million during the year ended January 31, 2020. These acquisition-related costs were included in general and administrative expenses in the Company’s consolidated statements of operations.
The Company included Realm’s estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheet beginning on the Acquisition Date. The results of operations for Realm subsequent to the Acquisition Date have been included in, but are not material to, the Company's consolidated statements of operations for the year ended January 31, 2020. The pro forma results of operations for the Realm acquisition have not been presented because they were not material to the Company’s consolidated statements of operations for the years ended January 31, 2020, 2019 and 2018.

6.	Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	January 31, 2020	January 31, 2019
Balance, beginning of the year	$41,878	$1,700
Increase in goodwill related to business combinations	13,952	40,178
Balance, end of the year	$55,830	$41,878

Refer to Note 5, Business Combinations, for further details on the addition to goodwill.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	January 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(11,495)	$23,205
Domain name	155	(151)	4
Customer relationships	15,200	(3,630)	11,570
Total	$50,055	$(15,276)	$34,779

	January 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$7,400	$(4,358)	$3,042
Domain name	155	(128)	27
Customer relationships	13,500	(675)	12,825
Total	$21,055	$(5,161)	$15,894

Acquired intangible assets are amortized on a straight-line basis. As of January 31, 2020, the weighted-average remaining useful lives of identifiable, acquisition-related intangible assets was 4.3 years for developed technology, 0.2 years for domain name and 3.8 years for customer relationships. Amortization expense of intangible assets was $10.1 million, $2.3 million and $0.9 million for the years ended January 31, 2020, 2019 and 2018, respectively. Amortization expense for developed technology and the domain name was included as research and development expense in the Company’s consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s consolidated statements of operations.
As of January 31, 2020, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
2021	$8,504
2022	8,500
2023	8,500
2024	7,825
2025	1,450
Total	$34,779

7.	Convertible Senior Notes
In June 2018, the Company issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 in a private placement and, in July 2018, the Company issued an additional $50.0 million aggregate principal amount of convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2024 Notes”). The 2024 Notes are senior unsecured obligations of the Company and interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2018, at a rate of 0.75% per year. The 2024 Notes will mature on June 15, 2024, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and debt issuance costs, were approximately $291.1 million.
In January 2020, the Company issued $1.0 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement and, also in January 2020, the Company issued an additional $150.0 million aggregate principal amount of convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2026 Notes”). The 2026 Notes are senior unsecured obligations of the Company and interest is payable semiannually in arrears on July 15 and January 15 of each year, beginning on July 15, 2020, at a rate of 0.25% per year. The 2026 Notes will mature on January 15, 2026, unless earlier converted, redeemed or repurchased. The

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $1.13 billion.
On January 14, 2020, in connection with the issuance of the 2026 Notes, the Company used a portion of the net proceeds to repurchase $210.0 million aggregate principal amount of the 2024 Notes (the “2024 Notes Partial Repurchase”) leaving $90.0 million aggregate principal outstanding on the 2024 Notes immediately after the exchange. The 2024 Notes Partial Repurchase were not pursuant to a redemption notice and were individually privately negotiated transactions. The 2024 Notes Partial Repurchase and issuance of the 2026 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and accordingly, the 2024 Notes Partial Repurchase was accounted for as a debt extinguishment. The Company used $479.2 million of the net proceeds from the issuance of the 2026 Notes to complete the 2024 Notes Partial Repurchase, of which $175.1 million and $303.9 million were allocated to the liability and equity components of the 2024 Notes, respectively, and $0.2 million was allocated to the proportional interest paid. The cash consideration allocated to the liability component was based on the fair value of the liability component utilizing an effective discount rate of 5.04%. This rate was based on the Company’s estimated rate for a similar liability with the same maturity, but without the conversion option. To derive this effective discount rate, the Company observed the trading details of its 2024 Notes immediately prior to the repurchase date to determine the volatility of its 2024 Notes. The Company utilized the observed volatility to calculate the effective discount rate, which was adjusted to reflect the term of the remaining 2024 Notes. The cash consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate cash consideration. The loss on extinguishment was subsequently determined by comparing the allocated cash consideration with the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs.
The net carrying amount of the liability component of the 2024 Notes immediately prior to the repurchase was as follows (in thousands):

	January 14, 2020
	2024 Notes Total	2024 Notes Partial Repurchase
Principal	$300,000	$209,998
Unamortized debt discount	(65,366)	(45,756)
Unamortized debt issuance costs	(5,175)	(3,623)
Net carrying amount	$229,459	$160,619
The 2024 Notes Partial Repurchase resulted in a loss of early extinguishment of debt calculated as follows (in thousands):

January 14, 2020
Cash consideration allocated to the liability component	$175,141
Less: Net carrying amount of the liability component associated with the 2024 Notes Partial Repurchase	(160,619)
Loss from 2024 Notes Partial Repurchase	$14,522

In connection with the 2024 Notes Partial Repurchase, the cash consideration allocated to the equity component of $303.9 million was recorded as a reduction to additional paid-in capital on the Company’s consolidated balance sheet as of January 31, 2020.
Terms of the 2024 Notes
For the 2024 Notes, the initial conversion rate is 14.6738 shares of the Company’s Class A common stock per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $68.15 per share of Class A common stock, subject to adjustment upon the occurrence of specified events.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 2024 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2024, only under the following circumstances:

(1)
during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2024 Notes on each applicable trading day;

(2)
during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate of the 2024 Notes on each such trading day;

(3)	if the Company calls any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(4)	upon the occurrence of specified corporate events (as set forth in the indenture governing the 2024 Notes).
On or after March 15, 2024, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2024 Notes, in multiples of $1,000 principal amount, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. If a fundamental change (as defined in the indenture governing the 2024 Notes) occurs prior to the maturity date, holders of the 2024 Notes will have the right to require the Company to repurchase for cash all or any portion of their 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, or if the Company elects to redeem the 2024 Notes, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or redemption in certain circumstances. It is the Company’s current intent to settle the principal amount of the 2024 Notes in cash.
During the three months ended January 31, 2020, the conditional conversion feature of the 2024 Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on January 31, 2020 (the last trading day of the fiscal quarter) and therefore the 2024 Notes are currently convertible, in whole or in part, at the option of the holders between February 1, 2020 through April 30, 2020. Whether the 2024 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. During the three months ended January 31, 2020, certain holders elected to convert an immaterial amount of their 2024 Notes, unrelated to the 2024 Notes Partial Repurchase. Since the Company has the election of repaying the 2024 Notes in cash, shares of the Company’s Class A common stock, or a combination of both, the Company continued to classify the liability component of the 2024 Notes as long-term debt on the Company’s consolidated balance sheet as of January 31, 2020.
The Company may not redeem the 2024 Notes prior to June 20, 2021. On or after June 20, 2021, the Company may redeem for cash all or any portion of the 2024 Notes, at its option, if the last reported sale price of its Class A common stock was at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Terms of the 2026 Notes
For the 2026 Notes, the initial conversion rate is 4.7349 shares of the Company’s Class A common stock per $1,000 principal amount of the 2024 Notes, which is equal to an initial conversion price of approximately $211.20 per share of Class A common stock, subject to adjustment upon the occurrence of specified events.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 15, 2025, only under the following circumstances:

(1)
during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2026 Notes on each applicable trading day;

(2)
during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate of the 2026 Notes on each such trading day;

(3)	if the Company calls any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

(4)	upon the occurrence of specified corporate events (as set forth in the indenture governing the 2026 Notes).
On or after October 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. If a fundamental change (as defined in the indenture governing the 2026 Notes) occurs prior to the maturity date, holders of the 2026 Notes will have the right to require the Company to repurchase for cash all or any portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, or if the Company elects to redeem the 2026 Notes, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or redemption in certain circumstances. It is the Company’s current intent to settle the principal amount of the 2026 Notes in cash. During the year ended January 31, 2020, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible during the year ended January 31, 2020 and the liability component was classified as long-term debt on the Company’s consolidated balance sheet as of January 31, 2020.
The Company may not redeem the 2026 Notes prior to January 20, 2023. On or after January 20, 2023, the Company may redeem for cash all or any portion of the 2026 Notes, at its option, if the last reported sale price of its Class A common stock was at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Accounting for the 2024 Notes and 2026 Notes
The 2024 Notes and 2026 Notes were separated into liability and equity components for accounting purposes. The carrying amounts of the liability component were initially calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amounts of the equity component representing the conversion option were determined by deducting the fair value of the liability component from the par value of the respective convertible senior notes. This difference represents the debt discount that is amortized to interest expense over the respective terms of the 2024 Notes and 2026 Notes using the effective interest rate method. The carrying amounts of the equity component representing the conversion option was determined to be $84.2 million and $294.9 million for the 2024 Notes and 2026 Notes, respectively. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the debt issuance costs of $8.8 million and $20.3 million related to the 2024 Notes and 2026 Notes, respectively, the Company allocated each of the total amounts incurred to the liability and equity components of the 2024 Notes and 2026 Notes based on their relative values. Issuance costs attributable to the liability component of the 2024 Notes were $6.3 million upon issuance and were amortized, along with the debt discount, to interest expense over the contractual

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

term of the 2024 Notes at an effective interest rate of 7.03%. Issuance costs attributable to the liability component of the 2026 Notes were $15.1 million upon issuance and will be amortized, along with the debt discount, to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 5.60%. Issuance costs attributable to the equity component were $2.5 million and $5.2 million for the 2024 Notes and 2026 Notes, respectively, and are netted against the equity component representing the conversion option in additional paid-in capital. The net carrying amount of the equity component of the 2024 Notes recorded in additional paid-in capital was $81.7 million. For the 2026 Notes, the net carrying amount of the equity component was $289.0 million, which, in addition to the allocated issuance costs, also included a net deferred tax impact of $0.7 million. There was no deferred tax impact related to the 2024 Notes due to the full valuation allowance at the time of issuance for the 2024 Notes.
The net carrying amounts of the liability component of the 2024 Notes and 2026 Notes were as follows (in thousands):

	January 31, 2020		January 31, 2019
	2024 Notes *	2026 Notes	2024 Notes
Principal	$90,002	$1,150,000	$300,000
Unamortized debt discount	(19,435)	(292,932)	(77,211)
Unamortized debt issuance costs	(1,541)	(15,019)	(5,931)
Net carrying amount	$69,026	$842,049	$216,858
*Reflects the impact of the 2024 Notes Partial Repurchase on January 14, 2020.
As of January 31, 2020, the total estimated fair values (Level 2) of the outstanding 2024 Notes and the 2026 Notes were approximately $220.2 million and $1.2 billion, respectively. The fair values were determined based on the closing trading price per $100 of the 2024 Notes and 2026 Notes as of the last day of trading for the period. The fair values of the 2024 Notes and 2026 Notes are primarily affected by the trading price of the Company’s common stock and market interest rates.
The following table sets forth the interest expense related to the 2024 Notes and 2026 Notes (in thousands):

	Year Ended January 31, 2020		Year Ended January 31, 2019
	2024 Notes	2026 Notes	2024 Notes
Contractual interest expense	$2,178	$136	$1,325
Amortization of debt discount	12,021	1,977	6,956
Amortization of issuance costs	767	82	415
Total	$14,966	$2,195	$8,696

Capped Calls
In connection with the pricing of the 2024 Notes and 2026 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls associated with the 2024 Notes each have an initial strike price of approximately $68.15 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2024 Notes. These Capped Calls have initial cap prices of $106.90 per share, subject to certain adjustments.
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments.
The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes or 2026 Notes, with such offset subject to a cap based on the cap price. The Capped Calls associated with the 2024 Notes and 2026 Notes cover, subject to anti-dilution adjustments, approximately 4.4 million shares and 5.4 million shares of the Company’s Class A common stock, respectively. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the 2024 Notes and 2026 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $37.1 million and $93.8 million incurred to purchase the Capped Calls associated with the 2024 Notes and 2026 Notes, respectively, was recorded as a reduction to additional paid-in capital and will not be remeasured. The Company did not unwind any of its Capped Calls in connection with the 2024 Notes Partial Repurchase.
8. Leases
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
On September 4, 2018, construction of the Premises was completed. The Company evaluated whether to de-recognize the build-to-suit asset and liability under the “sale-leaseback” accounting guidance. The Company concluded that it lacks transferability of the risks and rewards of ownership and therefore did not meet with the requirements for sale-leaseback accounting. Accordingly, the Company accounts for the New York City office lease as a financing arrangement.
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
In January 2017, the Company entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $0.4 million, expiring April 2023, to serve as a security deposit for the Company’s lease in Texas. In October 2017, the Company entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $0.2 million, which subsequently increased in March 2020 to $0.5 million, expiring March 2026, to serve as a security deposit for the Company’s lease in Australia. In October 2019, the Company entered into an irrevocable, standby letter of credit with Silicon Valley Bank for $0.3 million, expiring October 2025, to serve as a security deposit for the Company’s additional office space in New York City, as described further below.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Costs
The components of the Company’s lease costs included in its consolidated statement of operations were as follows (in thousands):

January 31, 2020
Finance lease cost:
Amortization of finance lease right-of-use assets	$3,976
Interest on finance lease liabilities	3,639
Operating lease cost	4,712
Short-term lease cost	2,229
Total lease cost	$14,556

Total rent expense related to financing and operating leases under the previous lease guidance was $10.7 million and $9.1 million for the years ended January 31, 2019 and 2018, respectively.
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the consolidated balance sheet as follows (in thousands):

January 31, 2020
Finance Lease:
Property and equipment, net	$39,411
Other accrued liabilities (current)	4,633
Other liabilities, non-current	59,257
Operating Leases:
Operating lease right-of-use assets	$11,147
Operating lease liabilities (current)	3,750
Operating lease liabilities, non-current	8,113

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$1,817
Operating cash flows from operating leases	4,450
Financing cash flows from finance lease	1,915
Right-of-use assets obtained in exchange for lease obligations:
Finance lease	$—
Operating leases	3,930
Weighted-average remaining lease term (in years):
Finance lease	9.9
Operating leases	4.2
Weighted-average discount rate:
Finance lease	5.6%
Operating leases	6.2%

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of January 31, 2020 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
2021	$8,073	$4,352
2022	8,073	2,935
2023	8,073	2,708
2024	8,073	1,266
2025	8,445	848
Thereafter	42,829	1,377
Total minimum payments	83,566	13,486
Less imputed interest	(19,676)	(1,623)
Present value of future minimum lease payments	63,890	11,863
Less current obligations under leases	(4,633)	(3,750)
Non-current lease obligations	$59,257	$8,113

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
In December 2019, the Company entered into a new agreement to lease approximately 40,000 square feet of office space in Dublin, Ireland, which will be recognized as an operating lease upon the lease commencement date. Accordingly, this lease is also excluded from the lease obligation table above. The Company expects the lease to commence on or around June 2020 for a term of 12 years with two five-year renewal options. The total estimated aggregate base rent payments, excluding the renewal options, for the Dublin office space are approximately $27.0 million.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum lease payments under non-cancelable financing and operating leases, based on the previous lease accounting standard, as of January 31, 2019 were as follows (in thousands):

Year Ending January 31,	Financing Lease	Operating Leases
2020	$3,732	$4,578
2021	8,073	3,765
2022	8,073	2,277
2023	8,073	2,224
2024	8,073	922
Thereafter	51,274	2,149
Total minimum payments	$87,298	$15,915

9. Commitments and Contingencies
The following table includes certain non-cancelable agreements primarily for subscription, marketing services and cloud infrastructure capacity commitments entered into by the Company (in thousands):

Year Ending January 31,	Other Obligations
2021	$50,413
2022	56,847
2023	52,496
2024	61,450
2025	10,850
Thereafter	—
Total minimum payments	$232,056

Refer to Note 8, Leases, for further details on obligations under non-cancelable finance and operating leases, including future minimum lease payments.
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business including intellectual property claims, labor and employment claims and breach of contract claims. For example, on March 12, 2019, Realtime Data (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief. In August 2019, the District Court approved the Company and Realtime’s stipulation to stay Realtime’s lawsuit against the Company pending the outcome of Realtime's appeal of the District Court's decision to invalidate two of the asserted patents in a separate action.
The Company investigates these claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, the Company is a party to litigation and subject to claims and threatened claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims and other matters.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of January 31, 2020 and 2019, therefore, the Company has not recorded an accrual for such contingencies.
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
10. Stockholders’ Equity (Deficit)
Class A and Class B Common Stock
The Company has two classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically convert to Class A common stock upon the following: (1) sale or transfer of such share of Class B common stock, subject to specified permitted transfers; (2) the death of the Class B common stockholder (or nine months after the date of death if the stockholder is one of the founders); and (3) on the final conversion date, defined as the earlier of (a) the first trading day on or after the date on which the outstanding shares of Class B common stock represent less than 10% of the then-outstanding Class A and Class B common stock; or (b) the date specified by vote of the Board of Directors and the holders of a majority of the outstanding shares of Class B common stock and redeemable convertible preferred stock, voting together as a single class on an as-converted basis. Class A and Class B common stock are referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted.
As of January 31, 2020, the Company had authorized 1,000,000,000 shares and 100,000,000 shares of Class A and Class B common stock, respectively, each par value $0.001 per share, of which 48,512,090 shares of Class A common stock were issued and outstanding and 8,969,824 and 8,870,453 shares of Class B common stock were issued and outstanding, respectively.
11. Revenue
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Years Ended January 31,
	2020	2019	2018
Primary geographical markets:
Americas	$272,358	$172,688	$110,616
EMEA	118,660	79,757	48,129
Asia Pacific	30,702	14,571	7,283
Total	$421,720	$267,016	$166,028

Subscription product categories and services:
MongoDB Atlas-related	$162,510	$60,241	$11,265
Other subscription	237,316	188,150	140,588
Services	21,894	18,625	14,175
Total	$421,720	$267,016	$166,028

Customers located in the United States accounted for 59%, 61% and 63% of total revenue for the years ended January 31, 2020, 2019 and 2018, respectively. Customers located in the United Kingdom accounted for 10%, 10% and 11% of total revenue for the years ended January 31, 2020, 2019 and 2018, respectively. No other country accounted for 10% or more of revenue for the periods presented.
As of January 31, 2020 and 2019, substantially all of the Company’s long-lived assets were located in the United States.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheet and consists of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances as of January 31, 2020, 2019 and 2018 was $190.8 million, $137.7 million and $100.9 million, respectively. Approximately 29% and 31% of the total revenue recognized in the years ended January 31, 2020 and 2019 was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of January 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $210.2 million. Approximately 54% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of January 31, 2020, 2019 and 2018, unbilled receivables were $6.7 million, $8.0 million and $3.8 million, respectively.
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $77.0 million and $48.6 million as of January 31, 2020 and 2019, respectively. Amortization expense with respect to deferred commissions was $19.4 million, $14.1 million and $9.9 million for years

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ended January 31, 2020, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
12. Equity Incentive Plans and Employee Stock Purchase Plan
2008 Stock Incentive Plan and 2016 Equity Incentive Plan
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) in 2008 and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”) in 2016, primarily for the purpose of granting stock-based awards to employees, directors and consultants, including stock options, restricted stock units (“RSUs”) and other stock-based awards. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan. Stock options granted under the stock option plans may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. As of January 31, 2020, the Company had made one ISO grant, all other stock options outstanding were granted as NSOs. The exercise prices of the stock option grants must be not less than 100% of the fair value of the common stock on the grant date as determined by the Board of Directors. If, at the date of grant, the optionee owns more than 10% of the total combined voting power of all classes of outstanding stock (a “10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the date of grant as determined by the Board of Directors. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for ISOs granted to any 10% stockholder. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. RSU awards granted to new employees generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options and Restricted Stock Units
The following table summarizes stock option and RSU award activity for the 2008 and 2016 Plans (in thousands, except share and per share data and years):

		Options Outstanding
	Shares Available for Grant	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2018	4,636,564	12,637,435	$7.63	7.7	$246,227
Authorized	2,528,778	—	—
Options exercised	—	(3,144,202)	7.06
Early exercised shares repurchased	35,668	—	—
Options forfeited and expired	872,223	(872,223)	8.40
RSUs granted	(2,134,844)	—
RSUs forfeited and canceled	128,687	—
Balance - January 31, 2019	6,067,076	8,621,010	7.75	6.7	729,392
Authorized	2,716,090	—	—
Options exercised	—	(2,163,361)	7.76
Early exercised shares repurchased	5,677	—	—
Options forfeited and expired	278,650	(278,650)	11.28
RSUs granted	(2,347,359)	—
RSUs forfeited and canceled	306,641	—
Balance - January 31, 2020	7,026,775	6,178,999	$7.60	5.7	$965,860
Options vested and exercisable - January 31, 2019		5,342,183	$6.95	6.0	$456,275
Options vested and exercisable - January 31, 2020		4,693,273	$7.08	5.4	$736,034
Options vested and exercisable - Stock options vested and expected to vest -January 31, 2020		6,178,999	$7.60	5.7	$965,860

The weighted-average grant date fair value of options granted was $4.76 per share during the year ended January 31, 2018. There were no options granted during the years ended January 31, 2020 and 2019. The intrinsic value of options exercised for the years ended January 31, 2020, 2019 and 2018 was determined to be $293.9 million, $198.9 million and $4.1 million, respectively.
The aggregate grant date fair value of stock options vested during the years ended January 31, 2020, 2019 and 2018, was $6.3 million, $15.9 million and $13.5 million, respectively. As of January 31, 2020, there was $5.1 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.2 years.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes RSU activity for the year ended January 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2018	245,746	$26.20
RSUs granted	2,134,844	54.53
RSUs vested	(263,129)	42.38
RSUs forfeited and canceled	(128,687)	42.08
Unvested - January 31, 2019	1,988,774	54.22
RSUs granted	2,347,359	128.25
RSUs vested	(748,061)	65.96
RSUs forfeited and canceled	(306,641)	77.59
Unvested - January 31, 2020	3,281,431	$102.30

As of January 31, 2020, there was $310.2 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 3.1 years.
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
For the years ended January 31, 2020, 2019 and 2018 the Company granted 5,975, 3,650 and 8,000 units of the China SAR Plan, respectively, at a weighted average strike price of $129.89, $74.92 and $27.35 per share, respectively. During the years ended January 31, 2020, 2019 and 2018, upon the vesting of 4,958, 14,273 and 9,302 units, respectively, the total expense and liability related to China SAR was $2.1 million, $1.1 million and $0.2 million, respectively. These amounts were recorded as part of the “Accrued compensation and benefits” on the Company’s consolidated balance sheet. During the year ended January 31, 2020, the Company paid $0.2 million in cash upon the exercise of 2,066 units. The Company did not recognize any compensation expense related to the China SAR Plan prior to October 18, 2017 because the Company had determined the performance conditions, with respect to the occurrence of a qualifying liquidity event, were not probable until the successful IPO.
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). A total of 995,000 shares of the Company’s Class A common stock were initially authorized for issuance under the ESPP, which subsequently increased to 1,500,755 on February 1, 2018 and to 2,043,973 on February 1, 2019 pursuant to the automatic annual increase feature in the ESPP. As of January 31, 2020, there were 1,514,409 shares of the Company’s Class A common stock available for issuance under the 2017 ESPP. Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
During the years ended January 31, 2020 and 2019 there were 154,988 and 374,576 shares, respectively, of Class A common stock purchased under the ESPP. During the year ended January 31, 2018, no shares of Class A common stock were purchased under the ESPP. The total expense related to the ESPP for years ended January 31, 2020, 2019 and 2018 was $5.1 million, $2.9 million and $0.7 million, respectively. As of January 31, 2020, there was $2.2 million of unrecognized stock-based compensation expense related to the ESPP offering period expected to end in June 2020.
Stock Option Repricing
On April 13, 2016, the Company amended all then-current employee and active non-employee stock options with an exercise price greater than $6.50 per share that remained outstanding and unexercised on such date to reprice their respective exercise prices to $6.50 per share, the fair market value of the Company’s common stock as of April 13, 2016, as determined by the Board of Directors. Pursuant to this repricing, options to purchase 6,898,736 shares of common stock were repriced, including options to purchase 3,303,786 shares of common stock held by the Company’s executive officers. The Company determined the total incremental compensation expense related to the repriced awards was $10.7 million, of which $0.2 million, $1.9 million and $2.4 million was recorded during the years ended January 31, 2020, 2019 and 2018, respectively.
Early Exercise of Stock Options
The Company allows employees and directors to exercise options granted prior to vesting. The unvested shares are subject to lapsing repurchase rights upon termination of employment. For early exercised stock options under the 2008 Plan, the repurchase price is at the original purchase price. For early exercised stock options under the 2016 Plan, the repurchase price is the lower of (1) the then-current fair market value of the common stock on the date of repurchase and (2) the original purchase price. The proceeds initially are recorded in other current and non-current liabilities from the early exercise of stock options and reclassified to common stock and paid-in capital as the repurchase right lapses.
For the years ended January 31, 2020 and 2019, the Company issued common stock of 1,064 and 6,059 shares, respectively, for stock options exercised prior to vesting. For the years ended January 31, 2020 and 2019, the Company repurchased 5,677 and 35,668 shares, respectively, of common stock related to unvested stock options at the original exercise price due to the termination of employees. As of January 31, 2020 and 2019, there were 14,332 and 59,356 shares, respectively, held by employees and directors that were subject to potential repurchase at an aggregate price of $0.1 million and $0.5 million, respectively.
Determination of Fair Value
For RSUs, fair value is based on the closing price of the Company’s Class A common stock on the grant date. For stock options, the determination of fair value on the date of grant is based on an option-pricing model, which is utilizes the fair value of the Company’s common stock, as well as assumptions regarding a number of complex and subjective variables. The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options, which requires the use of assumptions including actual and projected employee stock option exercise behaviors, expected price volatility of the Company’s common stock, the risk-free interest rate and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.
Fair Value of Common Stock. Prior to the IPO, the fair value of common stock underlying the stock options had historically been determined by the Board of Directors, with input from the Company’s management. The Board of Directors previously determined the fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock, sales of common stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock and general and industry-specific economic outlook. Subsequent to the IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company’s Class A common stock, which is traded publicly on The Nasdaq Global Market.
Expected Term. The expected term represents the period that stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company determines the expected term using the simplified

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended January 31,
	2020	2019	2018
Expected term (in years)	*	*	5.85 - 6.20
Expected volatility	*	*	41.2% - 45.7%
Risk-free interest rate	*	*	1.8% - 2.4%
Dividend yield	*	*	0%

* No stock options were granted during the years ended January 31, 2020 and 2019.
The fair value of the purchase rights granted under the 2017 ESPP was estimated on the first day of the offering period using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2020	2019
Expected term (in years)	0.49 - 0.54	0.49 - 0.54
Expected volatility	42% - 48%	29% - 54%
Risk-free interest rate	1.6% - 2.2%	2.1% - 2.5%
Dividend yield	0%	0%

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
Cost of revenue—subscription	$4,996	$2,047	$730
Cost of revenue—services	3,047	1,239	462
Sales and marketing	26,640	11,059	6,364
Research and development	26,686	11,687	5,752
General and administrative	14,407	11,371	7,927
Total stock-based compensation expense	$75,776	$37,403	$21,235

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended January 31,
	2020	2019	2018
Numerator:
Net loss	$(175,522)	$(99,011)	$(83,973)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	55,939,032	52,034,596	23,718,391

Net loss per share, basic and diluted	$(3.14)	$(1.90)	$(3.54)

The shares underlying the conversion option in the 2024 Notes and 2026 Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the 2024 Notes and 2026 Notes as of January 31, 2020 would have been convertible into approximately 4.4 million shares and 5.4 million shares, respectively, of the Company’s Class A common stock. However, the Company currently expects to settle the principal amount of the 2024 Notes and 2026 Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the 2024 Notes and 2026 Notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the 2024 Notes and $211.20 per share for the 2026 Notes. In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes and 2026 Notes.
During the three months ended January 31, 2020, the average market price of the Company’s Class A common stock was $139.22, which exceeded the initial conversion price of the 2024 Notes. As of January 31, 2020, the Company had not received any material conversion notices for the 2024 Notes. For disclosure purposes, the Company calculated the potentially dilutive effect of the conversion spread for the 2024 Notes, which is included in the table below. The Company excluded the potentially dilutive effect of the conversion spread for the 2026 Notes as the average market price of the Company’s Class A common stock during the three months ended January 31, 2020 was less than the conversion price of the 2026 Notes.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive.

	Years Ended January 31,
	2020	2019	2018
Redeemable convertible preferred stock (as converted)	—	—	19,534,014
Redeemable convertible preferred stock warrants (as converted)	—	—	22,592
Common stock warrants	—	—	90,143
Stock options to purchase Class A common stock	2,145,462	3,174,009	2,552,397
Stock options to purchase Class B common stock	5,076,831	7,691,386	9,612,572
Unvested restricted stock units	2,914,575	1,447,642	—
Early exercised stock options	29,532	126,447	236,675
Shares underlying the conversion spread in the 2024 Notes	2,112,279	227,982	—

14. Income Taxes
The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
United States	$(117,943)	$(50,014)	$(49,827)
Foreign	(58,235)	(52,315)	(32,859)
Total	$(176,178)	$(102,329)	$(82,686)

 The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2020	2019	2018
Current:
Federal	$372	$76	$—
State	236	134	88
Foreign	2,028	1,442	1,493
Total	2,636	1,652	1,581
Deferred:
Federal	(2,534)	(3,389)	(96)
State	(1,336)	(704)	6
Foreign	578	(877)	(204)
Total	(3,292)	(4,970)	(294)
Provision for (benefit from) income taxes	$(656)	$(3,318)	$1,287

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended January 31,
	2020	2019	2018
Income tax benefit at statutory rate	$(36,997)	$(21,474)	$(27,958)
State taxes, net of federal benefit	298	106	564
Impact of foreign income taxes	5,376	5,111	5,555
Stock based compensation	(41,800)	(27,361)	1,741
Non-deductible expenses	2,114	1,238	615
Change in valuation allowance	72,263	40,357	(11,791)
Research and development credits	(1,899)	(1,540)	(1,146)
Prior year true ups	59	135	(144)
Change in tax rate due to the Tax Act	—	—	33,110
Other	(70)	110	741
Provision for (benefit from) income taxes	$(656)	$(3,318)	$1,287

The overall tax benefit recorded for the current fiscal year is driven by a net release in the Company's valuation allowance on deferred tax assets relative to the prior year, principally as a result of deferred taxes recorded in purchase accounting as part of the Realm acquisition and partially offset by the establishment of the valuation allowance on the net deferred tax assets in the U.K.
Impact of the 2017 Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) significantly revised the U.S. corporate income tax law, by among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, implementing a modified territorial system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and creating new taxes on certain foreign sourced earnings. As of January 31, 2019, the Company completed its accounting for the income tax effects of the Tax Act, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows as of January 31, 2020 and 2019, respectively (in thousands):

	Years Ended January 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$204,193	$121,024
Deferred revenue	31,103	2,663
Finance and operating lease liabilities	19,068	—
Other reserves	377	346
Gross deferred tax assets	254,741	124,033
Valuation allowance	(136,981)	(101,502)
Total deferred tax assets, net of valuation allowance	117,760	22,531
Deferred tax liabilities:
Goodwill	(55)	(44)
Depreciable assets	(10,796)	(2,288)
Finance and operating lease right-of-use assets	(12,681)	—
Convertible senior notes	(78,812)	(19,066)
Other liabilities and accruals	(15,559)	16
Total deferred tax liabilities	(117,903)	(21,382)
Net deferred tax assets (liabilities)	$(143)	$1,149

Deferred tax assets are recognized when management believes it more likely than not that they will be realized. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of January 31, 2020 and 2019 was $137.0 million and $101.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment.
As of January 31, 2020 the Company had net operating loss carryforwards for federal, state, Irish and U.K. income tax purposes of $659.7 million, $475.3 million, $258.8 million and $7.2 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes. Ireland, U.K. and the U.S. federal losses for years after January 31, 2018 allows net operating losses to be carried forward indefinitely. The Company also has federal research credit carryforwards of $6.6 million, which begin to expire in the year ending January 31, 2029. Utilization of the federal net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.
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
Although the Company believes that it has adequately reserved for its uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. As the Company expands internationally, it will face increased complexity and the Company’s unrecognized tax benefits may increase in the future. The Company makes adjustments to its reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.
The following table summarizes the changes in the Company’s unrecognized gross tax benefits during the periods presented (in thousands):

	Years Ended January 31,
	2020	2019	2018
Unrecognized tax benefits at beginning of year	$4,603	$4,049	$4,400
Increase (decrease) in tax positions in prior years	53	(26)	(1,494)
Additions based on tax positions in the current year	634	580	1,143
Unrecognized tax benefits at end of year	$5,290	$4,603	$4,049

As of January 31, 2020, 2019 and 2018 there was $0.1 million, $0.1 million and $0.0 million, respectively, of unrecognized tax benefits that would impact our effective tax rate if recognized.
The Company continues to evaluate whether to continue applying the exception to the presumption of the repatriation of foreign earnings applying the rules of the Tax Act and continues to be permanently reinvested outside of the United States. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $1.9 million of undistributed earnings from non-U.S. operations as of January 31, 2020 because the Company intends to reinvest such earnings indefinitely outside of the United States. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. The Company has estimated the amount of unrecognized deferred tax liability related to these earnings to be approximately $0.2 million.
The Company is not currently under Internal Revenue Service, state, or foreign income tax examination. The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in the United States for federal and certain states. All tax years remain open to examination for both federal and state purposes as a result of the net operating loss and credit carryforwards. The Company files foreign tax returns in various locations. These foreign returns are open to examination for the fiscal years ending January 31, 2014 through January 31, 2019.
15. Subsequent Events
In February 2020, the Company entered into an agreement to expand and extend its lease arrangement for offices in Sydney, Australia. The Company will increase its square footage for a total of approximately 25,000 square feet with total estimated aggregate base rent payments of $3.4 million over a five-year term beginning February 2020.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. Based on the evaluation of our disclosure controls and procedures as of January 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2020. The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2020 and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at investors.mongodb.com. The nominating and corporate governance committee of our Board of Directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the listing standards of The Nasdaq Global Market. The inclusion of our website address in this Form 10-K does not include or incorporate by reference into this Annual Report on Form 10-K (this “Form 10-K”) the information on or accessible through our website.
Item 11. Executive Compensation
The information required by this Item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm	60
Financial Statements:
Consolidated Balance Sheets as of January 31, 2020 and 2019	62
Consolidated Statements of Operations for the years ended January 31, 2020, 2019 and 2018	63
Consolidated Statements of Comprehensive Loss for the years ended January 31, 2020, 2019 and 2018	64
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended January 31, 2020, 2019 and 2018	65
Consolidated Statements of Cash Flows for years ended January 31, 2020, 2019 and 2018	66
Notes to Consolidated Financial Statements	68
(2) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts and the deferred tax asset valuation allowance for the years ended January 31, 2020, 2019 and 2018 (in thousands):

	Balance at Beginning of Year	Additions	Usage (Deductions)	Balance at End of Year
Year ended January 31, 2020
Allowance for doubtful accounts	$1,539	$4,502	$(3,526)	$2,515
Deferred tax asset valuation allowance	101,502	35,479	—	136,981
Year ended January 31, 2019
Allowance for doubtful accounts	$1,238	$2,069	$(1,768)	$1,539
Deferred tax asset valuation allowance	77,265	24,237	—	101,502
Year ended January 31, 2018
Allowance for doubtful accounts	$958	$1,417	$(1,137)	$1,238
Deferred tax asset valuation allowance	80,758	—	(3,493)	77,265
All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 9, 2018, by and among the Company, Mammoth Merger Sub, Inc., ObjectLabs Corporation and Shareholder Representative Services LLC	10-Q	001-38240	2.1	12/16/18

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/17

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/17

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/17

4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated October 2, 2013	S-1	333-220557	4.1	9/21/17

4.3	Indenture, dated as of June 28, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	6/28/18

4.4	Form of Global Note, representing MongoDB, Inc.’s 0.75% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-38240	4.2	6/28/18

4.5	Indenture, dated as of January 14, 2020, by and between MongoDB, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	1/14/20

4.6	Form of Global Note, representing MongoDB, Inc.’s 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38240	4.2	1/14/20

4.7	Description of Registered Securities					x

10.1#	2008 Stock Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder, as amended to date	S-1	333-220557	10.1	9/21/17

10.2#	Amended and Restated 2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Award Agreement thereunder	S-1/A	333-220557	10.2	10/6/17

10.3#	Amended and Restated Form of Restricted Stock Unit Award Agreement, effective as of February 26, 2020					x

10.4#	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2016 Equity Incentive Plan	10-K	001-38240	10.3	3/30/18

10.5#	2016 China Stock Appreciation Rights Plan and Form of China Stock Appreciation Rights Award Agreement	S-1/A	333-220557	10.3	10/6/17

10.6#	2017 Employee Stock Purchase Plan	S-1/A	333-220557	10.4	10/6/17

10.7#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-220557	10.5	9/21/17

10.8#	Amended and Restated Offer Letter, dated September 29, 2017, by and between the Registrant and Dev Ittycheria	S-1/A	333-220557	10.6	10/6/17

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.9#	Amended and Restated Offer Letter, dated September 29, 2017, by and between the Registrant and Michael Gordon	S-1/A	333-220557	10.8	10/6/17

10.10#	Offer Letter, dated September 29, 2017, by and between Registrant and Eliot Horowitz	S-1/A	333-220557	10.9	10/6/17

10.11#	Employment Agreement, between Cedric Pech and MongoDB Switzerland GmbH, dated as of February 6, 2019	10-K	001-38240	10.1	6/7/19

10.12	Lease, between PGREF I 1633 Broadway Tower, L.P. and MongoDB, Inc., dated December 14, 2017	10-K	001-38240	10.12	3/30/18

10.13	Purchase Agreement, dated June 25, 2018, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-38240	99.1	6/28/18

10.14	Form of Confirmation for 2018 Capped Call Transactions	8-K	001-38240	99.2	6/28/18

10.15	Purchase Agreement, dated January 9, 2020, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Barclays Capital, Inc. and Citigroup Global Markets, Inc.	8-K	001-38240	99.1	1/14/20

10.16	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-38240	99.2	1/14/20

21.1	Subsidiaries of the Registrant					x

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
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

MONGODB, INC.

Date: March 27, 2020	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dev Ittycheria	President, Chief Executive Officer and Director	March 27, 2020
Dev Ittycheria	(Principal Executive Officer)

/s/ Michael Gordon	Chief Operating Officer and Chief Financial Officer	March 27, 2020
Michael Gordon	(Principal Financial Officer)

/s/ Thomas Bull	Corporate Controller	March 27, 2020
Thomas Bull	(Principal Accounting Officer)

/s/ Tom Killalea	Director	March 27, 2020
Tom Killalea

/s/ Archana Agrawal	Director	March 27, 2020
Archana Agrawal

/s/ Roelof Botha	Director	March 27, 2020
Roelof Botha

/s/ Hope Cochran	Director	March 27, 2020
Hope Cochran

/s/ Francisco D’Souza	Director	March 27, 2020
Francisco D’Souza

/s/ Charles M. Hazard, Jr.	Director	March 27, 2020
Charles M. Hazard, Jr.

/s/ Eliot Horowitz	Director	March 27, 2020
Eliot Horowitz

/s/ John McMahon	Director	March 27, 2020
John McMahon

/s/ Mark Porter	Director	March 27, 2020
Mark Porter