Form 10-Q
period 2020-04-30
MongoDB, Inc.
filed 2020-06-05
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of June 2, 2020, there were 50,682,490 shares of the registrant’s Class A common stock and 7,443,035 shares of the registrant’s Class B common stock, each with a par value of $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	April 30, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$700,645	$706,192
Short-term investments	276,372	280,326
Accounts receivable, net of allowance for doubtful accounts of $4,327 and $2,515 as of April 30, 2020 and January 31, 2020, respectively	80,760	85,554
Deferred commissions	25,737	24,219
Prepaid expenses and other current assets	16,892	16,905
Total current assets	1,100,406	1,113,196
Property and equipment, net	57,914	58,316
Operating lease right-of-use assets	32,965	11,147
Goodwill	55,830	55,830
Acquired intangible assets, net	32,650	34,779
Deferred tax assets	680	615
Other assets	56,397	54,684
Total assets	$1,336,842	$1,328,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,184	$2,849
Accrued compensation and benefits	33,649	41,427
Operating lease liabilities	4,005	3,750
Other accrued liabilities	27,112	26,860
Deferred revenue	173,067	167,498
Total current liabilities	241,017	242,384
Deferred tax liability, non-current	821	821
Operating lease liabilities, non-current	29,625	8,113
Deferred revenue, non-current	19,954	23,281
Convertible senior notes, net	923,098	911,075
Other liabilities, non-current	59,286	60,035
Total liabilities	1,273,801	1,245,709
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of April 30, 2020 and January 31, 2020; 50,358,480 and 48,512,090 shares issued and outstanding as of April 30, 2020 and January 31, 2020, respectively	50	48
Class B common stock, par value of $0.001 per share; 100,000,000 shares authorized as of April 30, 2020 and January 31, 2020; 7,738,326 and 8,969,824 shares issued as of April 30, 2020 and January 31, 2020, respectively; 7,638,955 and 8,870,453 shares outstanding as of April 30, 2020 and January 31, 2020, respectively	8	9
Additional paid-in capital	785,730	752,127
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of April 30, 2020 and January 31, 2020	(1,319)	(1,319)
Accumulated other comprehensive income	998	225
Accumulated deficit	(722,426)	(668,232)
Total stockholders’ equity	63,041	82,858
Total liabilities and stockholders’ equity	$1,336,842	$1,328,567
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue:
Subscription	$124,856	$83,994
Services	5,473	5,394
Total revenue	130,329	89,388
Cost of revenue:
Subscription	30,625	22,595
Services	7,052	5,577
Total cost of revenue	37,677	28,172
Gross profit	92,652	61,216
Operating expenses:
Sales and marketing	69,125	46,120
Research and development	45,632	30,868
General and administrative	19,935	14,805
Total operating expenses	134,692	91,793
Loss from operations	(42,040)	(30,577)
Other income (expense):
Interest income	2,727	2,303
Interest expense	(13,795)	(4,689)
Other expense, net	(625)	(415)
Loss before provision for income taxes	(53,733)	(33,378)
Provision (benefit) for income taxes	234	(138)
Net loss	$(53,967)	$(33,240)
Net loss per share, basic and diluted	$(0.94)	$(0.61)
Weighted-average shares used to compute net loss per share, basic and diluted	57,649,524	54,710,746
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Net loss	$(53,967)	$(33,240)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	848	58
Foreign currency translation adjustment	(75)	13
Other comprehensive income	773	71
Total comprehensive loss	$(53,194)	$(33,169)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2020	57,382,543	$57	$752,127	$(1,319)	$225	$(668,232)	$82,858
Cumulative effect of accounting change	—	—	—	—	—	(227)	(227)
Stock option exercises	373,394	1	2,994	—	—	—	2,995
Repurchase of early exercised options	(79)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	42	—	—	—	42
Vesting of restricted stock units	241,569	—	—	—	—	—	—
Stock-based compensation	—	—	30,567	—	—	—	30,567
Conversion of 2024 convertible senior notes	8	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	848	—	848
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	—	(53,967)	(53,967)
Balances as of April 30, 2020	57,997,435	$58	$785,730	$(1,319)	$998	$(722,426)	$63,041

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2019	54,321,810	$54	$754,612	$(1,319)	$(174)	$(488,607)	$264,566
Cumulative effect of accounting change	—	—	—	—	—	(4,103)	(4,103)
Stock option exercises	831,901	1	6,437	—	—	—	6,438
Repurchase of early exercised options	(3,981)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	127	—	—	—	127
Vesting of restricted stock units	126,346	—	—	—	—	—	—
Stock-based compensation	—	—	14,009	—	—	—	14,009
Unrealized gain on available-for-sale securities	—	—	—	—	58	—	58
Foreign currency translation adjustment	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(33,240)	(33,240)
Balances as of April 30, 2019	55,276,076	$55	$775,185	$(1,319)	$(103)	$(525,950)	$247,868
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Cash flows from operating activities
Net loss	$(53,967)	$(33,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,864	2,298
Stock-based compensation	30,567	14,009
Amortization of debt discount and issuance costs	12,023	3,221
Amortization of finance right-of-use assets	994	994
Amortization of operating right-of-use assets	1,372	220
Non-cash interest on finance lease liabilities	—	905
Deferred income taxes	(290)	(557)
Accretion of discount on short-term investments	(193)	(1,509)
Change in operating assets and liabilities:
Accounts receivable	3,637	10,960
Prepaid expenses and other current assets	234	(260)
Deferred commissions	(3,063)	(2,987)
Other long-term assets	(170)	32
Accounts payable	219	(268)
Accrued liabilities	(2,779)	3,324
Operating lease liabilities	(1,126)	(195)
Deferred revenue	3,349	6,267
Other liabilities, non-current	451	—
Net cash provided by (used in) operating activities	(5,878)	3,214
Cash flows from investing activities
Purchases of property and equipment	(1,505)	(389)
Proceeds from maturities of marketable securities	165,000	140,000
Purchases of marketable securities	(160,283)	(139,024)
Net cash provided by investing activities	3,212	587
Cash flows from financing activities
Payments of issuance costs for convertible senior notes	(4,154)	—
Proceeds from exercise of stock options, including early exercised stock options	3,000	6,437
Repurchase of early exercised stock options	(1)	(30)
Principal repayments of finance leases	(1,135)	—
Net cash provided by (used in) financing activities	(2,290)	6,407
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(593)	19
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,549)	10,227
Cash, cash equivalents and restricted cash, beginning of period	706,706	148,347
Cash, cash equivalents and restricted cash, end of period	$701,157	$158,574
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$553	$735
Interest expense	$884	$—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above
Cash and cash equivalents	$700,645	$158,060
Restricted cash, non-current	512	514
Total cash, cash equivalents and restricted cash	$701,157	$158,574
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of April 30, 2020, the interim condensed consolidated statements of stockholders’ equity for the three months ended April 30, 2020 and 2019, the interim condensed consolidated statements of operations and of comprehensive loss for the three months ended April 30, 2020 and 2019 and the interim condensed consolidated statements of cash flows for the three months ended April 30, 2020 and 2019 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of April 30, 2020, its statements of stockholders’ equity as of April 30, 2020 and 2019, its results of operations and of comprehensive loss for the three months ended April 30, 2020 and 2019 and its statements of cash flows for the three months ended April 30, 2020 and 2019. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2021 or for any other future year or interim period.
The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed balance sheet data as of January 31, 2020 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the “2020 Form 10-K”).
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
The COVID-19 pandemic has resulted in a global slowdown of economic activity that is likely to continue to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time. The Company currently expects its revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic in the near-term and, at least, for the year ending January 31, 2021.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or adjust the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in the Company’s 2020 Form 10-K other than as a result of the adoption of the new accounting guidance related to current expected credit losses, effective February 1, 2020, as discussed in “Recently Adopted Accounting Pronouncements” below. Further disclosures with respect to the Company’s credit losses are also included in Note 3, Fair Value Measurements and Note 8, Revenue.
Related Party Transactions
All contracts with related parties are executed in ordinary course of business. There were no material related party transactions in the three months ended April 30, 2020 and 2019. As of April 30, 2020 and January 31, 2020, there were no material amounts payable to or amounts receivable from related parties.
Recently Adopted Accounting Pronouncements
Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance, effective February 1, 2020, did not have an impact on the Company’s condensed consolidated financial statements.
Cloud Computing. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted ASU 2018-15, effective February 1, 2020, prospectively for implementation costs incurred after the date of adoption. ASU 2018-15 did not have an impact on the Company’s condensed consolidated financial statements upon adoption.
Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivable, including unbilled receivables, as well as certain financial instruments. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Effective February 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective transition approach, which requires a cumulative effect adjustment to the balance sheet as of February 1, 2020.
As a result of the adoption, the Company recorded a cumulative effect adjustment to increase the accumulated deficit by $0.2 million, which represented the accelerated recognition of credit losses under the expected credit loss model of calculating current expected credit losses compared to the previous incurred loss impairment model. The following two significant accounting policies have changed from the Company’s 2020 Form 10-K as a result of the adoption of ASU 2016-13.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts Receivable and Allowance for Doubtful Accounts
The Company records a receivable when an unconditional right to consideration exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. If revenue recognized on a contract exceeds the billings, then the Company records an unbilled receivable for that excess amount, which is included as part of accounts receivable, net in the Company’s condensed consolidated balance sheets.
The Company is exposed to credit losses primarily through the sales of subscriptions and services, which are recorded as accounts receivable, inclusive of unbilled receivables. The Company performs initial and ongoing evaluations of its customers' financial position and generally extends credit without collateral. Accounts receivable are recorded at amortized cost, net of an allowance for doubtful accounts, and do not bear interest.
The allowance for doubtful accounts represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including past collection experience, credit quality of the customer, current aging of the receivable balance, current economic conditions, reasonable and supportable forecasts, as well as specific circumstances arising with individual customers. Extensive judgment is required in assessing these factors. Due to the short-term nature of the Company’s accounts receivable, forecasts have limited relevance to the Company’s expected credit loss estimates. Accounts receivable are written off against the allowance when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable. The Company’s estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected.
Marketable Securities
The Company’s short-term investments consist of U.S. government treasury securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale debt securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments within current assets on the condensed consolidated balance sheets.
Available-for-sale debt securities are recorded at fair value each reporting period. Realized gains and losses are determined based on the individual security level and are reported in other income (expense), net in the condensed consolidated statements of operations. Unrealized gains on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until realized.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the condensed consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the condensed consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income (loss) on the condensed consolidated balance sheets.
New Accounting Pronouncements Not Yet Adopted
Income Taxes. In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplification of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the Company beginning February 1, 2021, although early adoption of the amendments is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements.

3.	Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of April 30, 2020 and January 31, 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at April 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$631,466	$—	$—	$631,466
Short-term investments:
U.S. government treasury securities	276,372	—	—	276,372
Total financial assets	$907,838	$—	$—	$907,838

	Fair Value Measurement at January 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$623,856	$—	$—	$623,856
Short-term investments:
U.S. government treasury securities	280,326	—	—	280,326
Total financial assets	$904,182	$—	$—	$904,182

The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. As of April 30, 2020, unrealized gains on our U.S. government treasury securities were approximately $1.0 million, net of tax, related to securities that the Company purchased as early as July 11, 2019. The decline in market interest rates as of April 30, 2020 has resulted in unrealized gains on those securities the Company previously purchased. Accordingly, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of April 30, 2020. All other unrealized gains and losses, as well as gross realized gains and losses for cash equivalents and short-term investments, as of April 30, 2020 and January 31, 2020 were not material and the contractual maturity of all marketable securities was less than one year as of April 30, 2020 and January 31, 2020.
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at April 30, 2020 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Goodwill and Acquired Intangible Assets, Net
As of April 30, 2020, there have been no changes to the carrying amount of goodwill from the balance presented as of January 31, 2020. The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	April 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(12,860)	$21,840
Domain name	155	(155)	—
Customer relationships	15,200	(4,390)	10,810
Total	$50,055	$(17,405)	$32,650

	January 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(11,495)	$23,205
Domain name	155	(151)	4
Customer relationships	15,200	(3,630)	11,570
Total	$50,055	$(15,276)	$34,779
Acquired intangible assets are amortized on a straight-line basis. As of April 30, 2020, the weighted-average remaining useful lives of identifiable, acquisition-related intangible assets was 4.0 years for developed technology and 3.6 years for customer relationships. Amortization expense of intangible assets was $2.1 million for the three months ended April 30, 2020. Amortization expense for developed technology and the domain name was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s condensed consolidated statements of operations.
As of April 30, 2020, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2021	$6,375
2022	8,500
2023	8,500
2024	7,825
2025	1,450
2026	—
Total	$32,650

5.	Convertible Senior Notes
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Refer to Note 7, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2020 Form 10-K for further information on the 2024 Notes, the 2026 Notes and the 2024 Notes Partial Repurchase.
During the three months ended April 30, 2020, the conditional conversion feature of the 2024 Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on April 30, 2020 (the last trading day of the fiscal quarter) and therefore the 2024 Notes are currently convertible, in whole or in part, at the option of the holders between May 1, 2020 through July 31, 2020. Whether the 2024 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. During the three months ended April 30, 2020, the Company converted an immaterial amount of their 2024 Notes to a certain holder, unrelated to the 2024 Notes Partial Repurchase. Since the Company has the election of repaying the 2024 Notes in cash, shares of the Company’s Class A common stock, or a combination of both, the Company continued to classify the liability component of the 2024 Notes as long-term debt on the Company’s consolidated balance sheet as of April 30, 2020.
During the three months ended April 30, 2020, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible during the three months ended April 30, 2020 and the liability component was classified as long-term debt on the Company’s condensed consolidated balance sheet as of April 30, 2020.
The net carrying amounts of the liability component of the 2024 Notes and 2026 Notes were as follows (in thousands):

	April 30, 2020
	2024 Notes	2026 Notes
Principal	$90,001	$1,150,000
Unamortized debt discount	(18,465)	(282,386)
Unamortized debt issuance costs	(1,475)	(14,577)
Net carrying amount	$70,061	$853,037
As of April 30, 2020, the total estimated fair values (Level 2) of the outstanding 2024 Notes and the 2026 Notes were approximately $193.5 million and $1.20 billion, respectively. The fair values were determined based on the closing trading price per $100 of the 2024 Notes and 2026 Notes as of the last day of trading for the period. The fair values of the 2024 Notes and 2026 Notes are primarily affected by the trading price of the Company’s common stock and market interest rates.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the interest expense related to the 2024 Notes and 2026 Notes (in thousands):

	Three Months Ended April 30, 2020		Three Months Ended April 30, 2019
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Contractual interest expense	$169	$719	$563	$—
Amortization of debt discount	970	10,547	3,033	—
Amortization of issuance costs	65	441	188	—
Total	$1,204	$11,707	$3,784	$—

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
Refer to Note 7, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2020 Form 10-K for further information on the Capped Calls.

6.	Leases
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
Operating Leases
The Company has entered into non-cancelable operating leases, primarily related to rental of office space expiring through 2032. The Company recognizes operating lease costs on a straight-line basis over the term of the agreement, taking into account adjustments for market provisions such as free or escalating base monthly rental payments or deferred payment terms such as rent holidays that defer the commencement date of the required payments. The Company may receive renewal or expansion options, leasehold improvement allowances or other incentives on certain lease agreements.
In December 2019, the Company entered into a new agreement to lease approximately 40,000 square feet of office space in Dublin, Ireland, which commenced during the three months ended April 30, 2020 for a term of 12 years with two five-year renewal options. This agreement was determined to be an operating lease with total estimated aggregate base rent payments, excluding the renewal options, of approximately $27.0 million.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$994	$994
Interest on lease liabilities	884	905
Operating lease cost	1,823	967
Short-term lease cost	793	395
Total lease cost	$4,494	$3,261

Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	April 30, 2020	January 31, 2020
Finance Lease:
Property and equipment, net	$38,418	$39,411
Other accrued liabilities	4,698	4,633
Other liabilities, non-current	58,057	59,257
Operating Leases:
Operating lease right-of-use assets	$32,965	$11,147
Operating lease liabilities (current)	4,005	3,750
Operating lease liabilities, non-current	29,625	8,113

Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$884	$—
Operating cash flows from operating leases	1,297	1,032
Financing cash flows from finance lease	1,135	—
Right-of-use assets obtained in exchange for lease obligations:
Finance lease	$—	$—
Operating leases	23,375	2,269
Weighted-average remaining lease term (in years):
Finance lease	9.7	10.7
Operating leases	8.7	4.8
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	5.0%	6.1%

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of April 30, 2020 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2021	$6,055	$3,625
2022	8,073	5,524
2023	8,073	5,557
2024	8,073	4,512
2025	8,445	4,125
Thereafter	42,829	18,180
Total minimum payments	81,548	41,523
Less imputed interest	(18,793)	(7,893)
Present value of future minimum lease payments	62,755	33,630
Less current obligations under leases	(4,698)	(4,005)
Non-current lease obligations	$58,057	$29,625

Excluded in the lease obligation table above is a new agreement to lease an additional 21,000 square feet of office space in New York City, which will be recognized as an operating lease upon the lease commencement date. The Company entered into this agreement in October 2019, but the lease has not yet commenced. The term of this new lease is five years with no renewal period. The total estimated aggregate base rent payments are $8.4 million with payments beginning four months subsequent to the commencement date. Also excluded in the lease obligation table above is a new agreement to lease approximately 16,000 square feet of office space in Palo Alto, which will be recognized as an operating lease upon the lease commencement date. The lease term is eight years with one option to extend for an additional five years. The total estimated aggregate base rent payments are $14.2 million with payments beginning four months subsequent to the commencement date. For both the New York City and Palo Alto leases, the lease commencement dates are uncertain given the impacts of the COVID-19 pandemic and associated construction and occupancy restrictions.

7.	Commitments and Contingencies
Non-cancelable Material Commitments
During the three months ended April 30, 2020, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2020 Form 10-K.
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
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of April 30, 2020 and January 31, 2020, therefore, the Company has not recorded an accrual for such contingencies.
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

8.	Revenue Recognition
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended April 30,
	2020	2019
Primary geographical markets:
Americas	$81,538	$57,756
EMEA	39,009	25,320
Asia Pacific	9,782	6,312
Total	$130,329	$89,388

Subscription product categories and services:
MongoDB Atlas-related	$54,170	$30,863
Other subscription	70,686	53,131
Services	5,473	5,394
Total	$130,329	$89,388

Customers located in the United States accounted for 58% and 60% of total revenue for the three months ended April 30, 2020 and 2019, respectively. Customers located in the United Kingdom accounted for 9% and 10% of total revenue for the three months ended April 30, 2020 and 2019, respectively. No other country accounted for 10% or more of revenue for the periods presented.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consists of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of April 30, 2020 and January 31, 2020 was $193.0 million and $190.8 million, respectively. Approximately 52% and 50% of the total revenue recognized for the three months ended April 30, 2020 and 2019, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of April 30, 2020, the aggregate transaction price allocated to remaining performance obligations was $209.7 million. Approximately 54% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of April 30, 2020, unbilled receivables were $5.9 million.
Allowance for Doubtful Accounts
The adoption of ASU 2016-13 on February 1, 2020 required the Company to shift from an incurred loss impairment model to an expected credit loss model. Accordingly, the Company is required to consider expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its account receivables. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2020	$2,515
Adoption of new accounting standard	50
Provision	2,075
Recoveries/write-offs	(313)
Balance at April 30, 2020	$4,327

The Company is closely monitoring the potential impact from the COVID-19 pandemic and associated global economic uncertainty on its business. A higher allowance was recorded during the three months ended April 30, 2020 due to the potential adverse impact the COVID-19 pandemic may have on factors that affect the Company’s estimate of current expected credit losses, including possible financial difficulties faced by a portion of the Company’s customers.
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $80.0 million as of April 30, 2020. Amortization expense with respect to deferred commissions was $6.5 million and $4.4 million for the three months ended April 30, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

9.	Equity Incentive Plans and Employee Stock Purchase Plan
2008 Stock Incentive Plan and 2016 Equity Incentive Plan
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) in 2008 and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”) in 2016, primarily for the purpose of granting stock-based awards to

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table summarizes stock option activity for the three months ended April 30, 2020 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2020	6,178,999	$7.60	5.7	$965,860
Stock options exercised	(373,394)	8.03
Stock options forfeited and expired	(16,389)	10.06
Balance - April 30, 2020	5,789,216	$7.56	5.5	$894,828
Vested and exercisable - January 31, 2020	4,693,273	$7.08	5.4	$736,034
Vested and exercisable - April 30, 2020	4,635,511	$7.11	5.2	$718,616

Restricted Stock Units
The 2016 Plan provides for the issuance of RSUs to employees, directors and consultants. RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
The following table summarizes RSU activity for the three months ended April 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2020	3,281,431	$102.30
RSUs granted	1,077,847	148.52
RSUs vested	(241,569)	86.41
RSUs forfeited and canceled	(87,213)	103.95
Unvested - April 30, 2020	4,030,496	$115.58

2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. The Company’s current offering period began December 16, 2019 and is expected to end June 15, 2020.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Cost of revenue—subscription	$1,827	$988
Cost of revenue—services	1,146	593
Sales and marketing	10,823	4,940
Research and development	11,759	4,520
General and administrative	5,012	2,968
Total stock-based compensation expense	$30,567	$14,009

10.	Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2020	2019
Numerator:
Net loss	$(53,967)	$(33,240)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	57,649,524	54,710,746

Net loss per share, basic and diluted	$(0.94)	$(0.61)

The shares underlying the conversion option in the 2024 Notes and 2026 Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the 2024 Notes and 2026 Notes as of April 30, 2020 would have been convertible into approximately 6.8 million shares of the Company’s Class A common stock. However, the Company currently expects to settle the principal amount of the 2024 Notes and 2026 Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the 2024 Notes and 2026 Notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the 2024 Notes and $211.20 per share for the 2026 Notes. In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes and 2026 Notes.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended April 30, 2020, the average market price of the Company’s Class A common stock was $146.81, which exceeded the initial conversion price of the 2024 Notes. As of April 30, 2020, the Company had not received any material conversion notices for the 2024 Notes. For disclosure purposes, the Company calculated the potentially dilutive effect of the conversion spread for the 2024 Notes, which is included in the table below. The Company excluded the potentially dilutive effect of the conversion spread for the 2026 Notes as the average market price of the Company’s Class A common stock during the three months ended April 30, 2020 was less than the conversion price of the 2026 Notes.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive.

	Three Months Ended April 30,
	2020	2019
Stock options to purchase Class A common stock	1,646,894	2,471,439
Stock options to purchase Class B common stock	4,326,300	5,700,441
Unvested restricted stock units	3,866,970	2,561,471
Early exercised stock options	10,157	47,550
Shares underlying the conversion spread in the convertible senior notes	707,613	1,945,081

11.	Income Taxes
The Company recorded a provision (benefit) related to income taxes of $0.2 million and $(0.1) million for the three months ended April 30, 2020 and 2019, respectively. The provision recorded during the three months ended April 30, 2020 was driven by an increase in foreign taxes as the Company continued its global expansion, partially offset by a tax benefit related to current period gains recorded in other comprehensive income that resulted from unrealized gains on investments and a tax benefit related to true-up adjustments from the adoption of ASC 842. The Company no longer benefits from excess tax deductions in the United Kingdom as those deferred tax assets were reduced by a valuation allowance as of April 30, 2020. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of January 31, 2020, the Company’s net unrecognized tax benefits totaled $5.3 million, of which $0.1 million would impact the Company’s effective tax rate if recognized. The Company anticipates that the amount of reasonably possible unrecognized tax benefits that could decrease over the next twelve months due to the expiration of certain statutes of limitations and settlement of tax audits is not material to the Company’s interim unaudited condensed consolidated financial statements.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of certain payroll taxes, technical corrections to tax depreciation methods for qualified improvement property, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements for the three months ended April 30, 2020. The Company will continue to monitor any effects that may result from the CARES Act.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the “2020 Form 10-K”). All information presented herein is based on our fiscal calendar, which ends January 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, including our expectations regarding our future growth opportunity, revenue and revenue growth, investments, strategy, operating expenses and the anticipated impact of the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic on our business, results of operations and financial condition. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part 2, Item 1A of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications, while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount was 2,020 as of April 30, 2020, an increase from 1,331 as of April 30, 2019.
We generate revenue primarily from sales of subscriptions, which accounted for 96% and 94% of our total revenue for the three months ended April 30, 2020 and 2019, respectively. Our primary subscription package is MongoDB Enterprise Advanced, which represented 49% and 54% of our subscription revenue for the three months ended April 30, 2020 and 2019, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.
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
We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three months ended April 30, 2020 and 2019, MongoDB Atlas revenue represented 42% and 35% of our total revenue, respectively, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual commitments and pay in advance or are invoiced monthly based on usage. Given our platform has been downloaded from our website more than 110 million times since February 2009 and over 40 million times in the last 12 months alone, a core component of our growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to become customers of MongoDB Atlas and enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% and 6% of our total revenue for the three months ended April 30, 2020 and 2019, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the data management software market, is forecast to be $62 billion in 2020 growing to approximately $89 billion in 2024, representing an 9% compound annual growth rate. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. This pandemic continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, related public health measures, their impact on the global economy and their impact on our current and prospective customers, employees, vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted.
We have adopted several measures in response to the COVID-19 pandemic, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and replacing in-person marketing events (including our annual developer conference) with virtual events.
While the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain, we currently expect our revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic and global uncertainty at least through fiscal 2021. In addition, we recorded a higher allowance during the three months ended April 30, 2020 due to the potential adverse impact the COVID-19 pandemic may have on factors that affect our estimate of current expected credit losses, including possible financial difficulties faced by a portion of our customers, in accordance with the recently adopted accounting standard for credit losses.
During the three months ended April 30, 2020, we experienced a decrease in our travel costs due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic. We expect those lower travel costs to continue in the near-term. We intend to invest a portion of these expected savings in additional marketing program spend and research and development headcount.
We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.

Key Factors Affecting Our Performance
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of April 30, 2020, we had over 18,400 customers across a wide range of industries and in over 100 countries, compared to over 14,200 customers as of April 30, 2019. All affiliated entities are counted as a single customer.
Our customer count as of April 30, 2020 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) users acquired from mLab who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of April 30, 2020, we had over 2,200 customers that were sold through our direct sales force and channel partners, as compared to over 1,800 such customers as of April 30, 2019. These customers, which we refer to as our Direct Sales Customers, accounted for 79% and 77% of our subscription revenue for the three months ended April 30, 2020 and 2019, respectively. We are also focused on increasing the number of MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. After launching in June 2016, we had over 16,800 MongoDB Atlas customers as of April 30, 2020. The growth in MongoDB Atlas customers included customers from mLab and Realm, as described above, as well as new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
In an effort to expand our global reach, in October 2019, we announced a partnership with Alibaba Cloud to offer an authorized MongoDB-as-a-service solution allowing customers of Alibaba Cloud to use this managed offering from their data centers globally.
Increasing Adoption of MongoDB Atlas
MongoDB Atlas, our hosted multi-cloud offering, is an important part of our run-anywhere strategy. and allows us to generate revenue from Community Server, converting users of the free-to-download version of our database to customers. To accelerate adoption of this DBaaS offering, in 2017, we introduced tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. We have also expanded our introductory offerings for MongoDB Atlas, including a free tier, which provides limited processing power and storage in order to drive usage and adoption of MongoDB Atlas among developers. Our MongoDB Atlas free tier offering is now available on all three major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure) in North America, Europe and Asia Pacific. In addition, MongoDB Atlas is available on AWS Marketplace, making it easier for AWS customers to buy and consume MongoDB Atlas. Our business partnership with GCP provides deeper product integration and unified billing for GCP customers who are also MongoDB Atlas customers and offers GCP customers a seamless integration between MongoDB Atlas and GCP. In 2019, we announced an expanded relationship with Microsoft. The new availability of MongoDB Atlas on the Microsoft Azure Marketplace will offer unified billing for joint customers of MongoDB Atlas and Microsoft and will make it easier for established Azure customers to purchase and use MongoDB Atlas. In addition, MongoDB will be part of Microsoft’s strategic partner program.
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
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 780 and 598 as of April 30, 2020 and 2019, respectively. Prior to January 31, 2020, ARR related to Direct Sales Customers of MongoDB Atlas was based on their contractual commitments, regardless of their actual consumption. To better reflect actual customer behavior, we modified our ARR calculation related to Direct Sales Customers of MongodDB Atlas to incorporate their prior 90 days of actual consumption. The impact of this change on prior reported periods is immaterial. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel costs, including salaries, bonuses and benefits, and stock‑based compensation, for employees associated with our subscription arrangements principally related to technical support and allocated shared costs, as well as depreciation and amortization. Our cost of subscription revenue for our hosted as‑a‑service solutions includes third-party cloud infrastructure expenses. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and, depending on the results of MongoDB Atlas, our cost of subscription revenue may increase as a percentage of subscription revenue as well.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include travel and related costs and allocated overhead costs for facilities, information technology and employee benefit costs.
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
Provision (Benefit) for Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2020, we had net operating loss (“NOL”) carryforwards for federal, state, Irish and United Kingdom income tax purposes of $659.7 million, $475.3 million, $258.8 million and $7.2 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes. Ireland, U.K. and the U.S. federal NOLs for the years after January 31, 2018 are allowed to be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. Utilization of the federal NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.
Three Months Ended April 30, 2020 Summary
For the three months ended April 30, 2020, our total revenue was $130.3 million as compared to $89.4 million for the three months ended April 30, 2019. Our net loss was $54.0 million for the three months ended April 30, 2020 as compared to $33.2 million for the three months ended April 30, 2019.

Our operating cash flow was $(5.9) million and $3.2 million for the three months ended April 30, 2020 and 2019, respectively. Our free cash flow was $(8.5) million and $2.8 million for the three months ended April 30, 2020 and 2019, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended April 30,
	2020	2019
Consolidated Statements of Operations Data:
Revenue:
Subscription	$124,856	$83,994
Services	5,473	5,394
Total revenue	130,329	89,388
Cost of revenue:
Subscription(1)	30,625	22,595
Services(1)	7,052	5,577
Total cost of revenue	37,677	28,172
Gross profit	92,652	61,216
Operating expenses:
Sales and marketing(1)	69,125	46,120
Research and development(1)	45,632	30,868
General and administrative(1)	19,935	14,805
Total operating expenses	134,692	91,793
Loss from operations	(42,040)	(30,577)
Other expense, net	(11,693)	(2,801)
Loss before provision for income taxes	(53,733)	(33,378)
Provision (benefit) for income taxes	234	(138)
Net loss	$(53,967)	$(33,240)

(1)	Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended April 30,
	2020	2019
Cost of revenue—subscription	$1,827	$988
Cost of revenue—services	1,146	593
Sales and marketing	10,823	4,940
Research and development	11,759	4,520
General and administrative	5,012	2,968
Total stock‑based compensation expense	$30,567	$14,009

	Three Months Ended April 30,
	2020	2019
Percentage of Revenue Data:
Revenue:
Subscription	96%	94%
Services	4%	6%
Total revenue	100%	100%
Cost of revenue:
Subscription	23%	25%
Services	5%	6%
Total cost of revenue	29%	32%
Gross profit	71%	68%
Operating expenses:
Sales and marketing	53%	52%
Research and development	35%	35%
General and administrative	15%	17%
Total operating expenses	103%	103%
Loss from operations	(32)%	(34)%
Other expense, net	(9)%	(3)%
Loss before provision for income taxes	(41)%	(37)%
Provision (benefit) for income taxes	—%	—%
Net loss	(41)%	(37)%
Comparison of the Three Months Ended April 30, 2020 and 2019
Revenue

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2020	2019	$	%
Subscription	$124,856	$83,994	$40,862	49%
Services	5,473	5,394	79	1%
Total revenue	$130,329	$89,388	$40,941	46%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $40.9 million primarily due to $18.1 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to our existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2020	2019	$	%
Subscription cost of revenue	$30,625	$22,595	$8,030	36%
Services cost of revenue	7,052	5,577	1,475	26%
Total cost of revenue	37,677	28,172	9,505	34%
Gross profit	$92,652	$61,216	$31,436	51%
Gross margin	71%	68%
Subscription	75%	73%
Services	(29)%	(3)%
The increase in subscription cost of revenue was primarily due to a $5.6 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $1.7 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. We continue to optimize our subscription cost of revenue, in particular by realizing efficiencies in our third-party cloud infrastructure costs as we continue to scale our business with respect to MongoDB Atlas. The increase in services cost of revenue was primarily due to higher headcount in our services organization. Total headcount in our support and services organizations increased 22% from April 30, 2019 to April 30, 2020.
Our overall gross margin increased due to higher subscription gross margin, which was driven, in part, by efficiencies realized in managing our third-party cloud infrastructure costs. Our services gross margin is subject to fluctuations as a result of timing of sales of standalone consulting and training services.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2020	2019	$	%
Sales and marketing	$69,125	$46,120	$23,005	50%
The increase in sales and marketing expense included $18.7 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 922 as of April 30, 2020 from 527 as of April 30, 2019, largely in non-quota-carrying roles including sales operations, customer success and marketing roles. Sales and marketing expense also increased $4.3 million from costs associated with our higher headcount, including higher commissions expense and higher facilities and computer hardware and software expenses. In addition, expenses increased $1.5 million due to higher spend on marketing programs. These increases were partially offset by lower travel costs, primarily as a result of global travel restrictions and stay-at-home or similar orders in effect due to the COVID-19 pandemic.
Research and Development

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2020	2019	$	%
Research and development	$45,632	$30,868	$14,764	48%
The increase in research and development expense was primarily driven by a $13.5 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 37%.
General and Administrative

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2020	2019	$	%
General and administrative	$19,935	$14,805	$5,130	35%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in higher personnel costs and stock-based compensation. The prior-year period included $0.3 million of costs associated with our acquisition of Realm, with no comparable costs for the three months ended April 30, 2020.
Other Income (Expense), net

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2020	2019	$	%
Other expense, net	$(11,693)	$(2,801)	$(8,892)	317%
The increase in other expense, net for the three months ended April 30, 2020 was primarily due to the amortization of debt discount and issuance costs, as well as interest expense, associated with our 0.25% convertible senior notes due 2026, which we issued in January 2020.
Provision (Benefit) for Income Taxes

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2020	2019	$	%
Provision (benefit) for income taxes	$234	$(138)	$372	(270)%
The provision for income taxes during the three months ended April 30, 2020 was primarily due to an increase in foreign taxes as we continued our global expansion. The benefit during the three months ended April 30, 2019 was primarily due to stock option exercises, which generated excess tax deductions in the United Kingdom.
Liquidity and Capital Resources
As of April 30, 2020, we had cash, cash equivalents, short‑term investments and restricted cash totaling $977.5 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. As of April 30, 2020, we had an accumulated deficit of $722.4 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, the continuing market acceptance of our subscriptions and services and the impact of the COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the COVID-19 pandemic on the global economy and our operations evolves, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Three Months Ended April 30,
	2020	2019
Net cash provided by (used in) operating activities	$(5,878)	$3,214
Net cash provided by investing activities	3,212	587
Net cash provided by (used in) financing activities	(2,290)	6,407

Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures, principal repayments of finance lease liabilities and capitalized software development costs, if any. During the three months ended April 30, 2020 and 2019, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures, principal repayments of finance lease liabilities and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated (unaudited, in thousands):

	Three Months Ended April 30,
	2020	2019
Net cash provided (used in) operating activities	$(5,878)	$3,214
Capital expenditures	(1,505)	(389)
Principal repayments of finance leases	(1,135)	—
Capitalized software	—	—
Free cash flow	$(8,518)	$2,825
Operating Activities
Cash used in operating activities during the three months ended April 30, 2020 was $5.9 million primarily driven by our net loss of $54.0 million and was partially offset by non‑cash charges of $30.6 million for stock‑based compensation, $12.0 million for the amortization of our debt discount and issuance costs, $2.9 million for depreciation and amortization and $2.4 million for lease-related non-cash charges. In addition, our cash collections decreased our accounts receivable by $3.6 million and increased our deferred revenue by $3.3 million, reflecting the overall growth of our sales and our expanding customer base. Partially offsetting these benefits to our operating cash flow were decreases of $3.1 million in deferred commissions and $2.8 million in accrued liabilities, primarily from commissions and bonuses paid during the three months ended April 30, 2020.
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
Investing Activities
Cash provided by investing activities during the three months ended April 30, 2020 and 2019 of $3.2 million and $0.6 million, respectively, resulted from the maturities of marketable securities, partially offset by purchases of marketable securities and property and equipment.

Financing Activities
Cash used in financing activities during the three months ended April 30, 2020 was $2.3 million primarily due to issuance costs related to our January 2020 offering of 0.25% convertible senior notes due 2026 that had been accrued as of January 31, 2020, as well as principal repayment of finance leases, partially offset by the proceeds from the exercise of stock options.
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
Off Balance Sheet Arrangements
As of April 30, 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
During the three months ended April 30, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2020 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
There have been no material changes in our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements, including our adoption of the new credit loss standard under Accounting Standards Codification 326.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business. The uncertainty that exists with respect to the global economic impact of the COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to the quarter ended April 30, 2020.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of April 30, 2020, we had cash, cash equivalents, restricted cash and short-term investments of $977.5 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of April 30, 2020.
In June 2018, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of 0.75% convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2024 Notes”). In January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, we repurchased $210.0 million aggregate principal amount of the 2024 Notes leaving $90.0 million aggregate principal outstanding on the 2024 Notes immediately after the exchange. The fair values of the 2024 Notes and 2026 Notes are subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the 2024 Notes and 2026 Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines. The interest and market value changes affect the fair value of the 2024 Notes and 2026 Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the 2024 Notes and 2026 Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three months ended April 30, 2020 and 2019. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2020. Based on the evaluation of our disclosure controls and procedures as of April 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
In light of the uncertain and continually evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, beginning March 2020, we took measures intended to help minimize the risk of the virus to our employees, our customers and the communities in which we participate, which could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Although shelter-in-place and similar orders are beginning to be lifted in certain locations where we conduct operations, we have informed our employees that they may continue to elect to work remotely through December 31, 2020, even if their office re-opens. Prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners and investors, and some of our business processes assume that employees can review and sign documents in person. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and, in sales and marketing, in particular, which could have longer term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. The extent to which COVID-19, the associated global economic uncertainty and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the ongoing COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise negatively affect the growth of our business.
In particular, the ongoing COVID-19 pandemic and the associated global economic uncertainty may prevent us or our employees, contractors, suppliers, customers and other business partners from conducting marketing and other business activities for an indefinite period of time, which could materially and adversely impact our business, financial results and results of operations. Further, in response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our contractors, suppliers, customers and other business partners. We expect the ongoing COVID-19 pandemic and the associated global economic uncertainty will likely continue to impact our sales pipeline and bookings. In addition, COVID-19 could adversely affect workforces, customers, economies and financial markets globally, potentially leading to an economic downturn. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, the measures taken by governments, businesses and other organizations in response to COVID-19 and the associated global economic uncertainty could materially and adversely impact our business, financial condition or results of operations.
Further, to the extent there is a sustained general economic downturn and our database software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings and related services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. One of those key assumptions relates to the impact of the ongoing COVID-19 pandemic and the associated economic uncertainty on our business, which is inherently difficult to predict.  We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the ongoing COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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

•
shelter-in-place or similar orders, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the ongoing COVID-19 pandemic;

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

•
general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those conditions related to the ongoing COVID-19 pandemic;

•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;

•	the impact of new accounting pronouncements; and

•	fluctuations in stock-based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. For example, the full impact of the ongoing COVID-19 pandemic is unknown at this time, but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. Moreover, fluctuations in our quarterly operating results and the price of our Class A common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the COVID-19 pandemic. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our Class A common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have recently experienced rapid growth in our business, operations and employee headcount. For fiscal years 2020, 2019 and 2018, our total revenue was $421.7 million, $267.0 million and $166.0 million, respectively, representing a 58%

and 61% growth rate, respectively. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017 to over 17,000 customers as of January 31, 2020 and we grew from 713 employees as of January 31, 2017 to 1,813 employees as of January 31, 2020. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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

Cyberattacks and other malicious internet-based activity continue to increase and the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. For example, we have seen an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the ongoing COVID-19 pandemic to their advantage. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service (“DoS”) attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We cannot guarantee that our security measures will be sufficient to protect against unauthorized access to or other compromise of the personal information and/or other confidential information of our employees or customers. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period.

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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Gramm Leach Bliley Act and state laws relating to privacy and data security. For example, California enacted the California Consumer Privacy Act (the “CCPA”) in 2018, which became effective on January 1, 2020. The CCPA introduced new requirements regarding the handling of personal information of California consumers and households. The law gives individuals the right to request access to and deletion of their information and the right to opt out of sales of their personal information. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. The CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us.

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
The estimates of market opportunity and forecasts of market growth included in this Form 10-Q may prove to be inaccurate and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts included in this Form 10-Q are subject to significant uncertainty and are based on third-party assumptions and estimates that may not prove to be accurate. The market in which we compete may not meet the size estimates and may not achieve the growth forecast referenced in this Form 10-Q. Even if the market in which we compete meets the size estimates and the growth forecast referenced in this Form 10-Q, our business could fail to grow at similar rates, if at all, for a variety of reasons, which would adversely affect our results of operations.
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

Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
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

•
shelter-in-place or similar orders, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the ongoing COVID-19 pandemic;

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

•	limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;

•	political instability, social unrest, terrorist activities, natural disasters or regional or global outbreaks of contagious diseases, such as the ongoing COVID-19 pandemic;

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated Financial Statements and Unaudited Condensed Consolidated Financial Statements include those related to revenue recognition, allowances for doubtful accounts, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, fair value of the liability component of the convertible debt, fair value of common stock and redeemable convertible preferred stock warrants prior to the initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment and accounting for income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock and we may be subject to investigation or sanctions by the SEC.
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
Our corporate headquarters is located in New York City and we have offices in 47 other locations as of April 30, 2020. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the ongoing COVID-19 pandemic, or other catastrophic event occurring in any of these locations, or where a business partner is located, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which COVID-19 may continue to impact our business is uncertain, however we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, directors and director nominees and their respective affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As a result, holders of our Class B common stock, including our executive officers, directors and director nominee and their respective affiliates, are able to exercise considerable influence over matters requiring stockholder approval. As of April 30, 2020, our executive officers, directors and director nominee and their respective affiliates represented approximately 56% of the voting power of our outstanding capital stock. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future. For example, holders of our Class B common stock will be able to control all matters submitted to our stockholders for approval even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A common stock and Class B common stock, including amendments of our amended and restated certificate of incorporation or amended and restated bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. Holders of our Class B common stock may also have interests that differ from the interests of holders of our Class A common stock and may vote in a way with which holders of our Class A common stock may disagree and which may be adverse to such holders’ interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
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
Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended April 30, 2020:

Period	Total number of shares purchased(1)	Average price paid per share
February 1 to February 29, 2020	—	$—
March 1 to March 31, 2020	79	6.50
April 1 to April 30, 2020	—	—

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/2017

10.1	Amended and Restated Form of Restricted Stock Unit Award Agreement, effective as of February 26, 2020	10-K	001-38240	10.3	3/27/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

MONGODB, INC.

Date: June 5, 2020	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)