Form 10-Q
period 2020-07-31
MongoDB, Inc.
filed 2020-09-03
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of August 31, 2020, there were 58,868,997 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	July 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$469,492	$706,192
Short-term investments	505,404	280,326
Accounts receivable, net of allowance for doubtful accounts of $4,368 and $2,515 as of July 31, 2020 and January 31, 2020, respectively	87,193	85,554
Deferred commissions	27,453	24,219
Prepaid expenses and other current assets	15,281	16,905
Total current assets	1,104,823	1,113,196
Property and equipment, net	62,154	58,316
Operating lease right-of-use assets	40,481	11,147
Goodwill	55,830	55,830
Acquired intangible assets, net	30,525	34,779
Deferred tax assets	744	615
Other assets	60,606	54,684
Total assets	$1,355,163	$1,328,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,631	$2,849
Accrued compensation and benefits	43,377	41,427
Operating lease liabilities	4,863	3,750
Other accrued liabilities	24,625	26,860
Deferred revenue	176,165	167,498
Total current liabilities	252,661	242,384
Deferred tax liability, non-current	826	821
Operating lease liabilities, non-current	38,873	8,113
Deferred revenue, non-current	18,851	23,281
Convertible senior notes, net	935,292	911,075
Other liabilities, non-current	60,509	60,035
Total liabilities	1,307,012	1,245,709
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of July 31, 2020 and January 31, 2020; 58,957,104 shares issued and 58,857,733 shares outstanding as of July 31, 2020; 48,512,090 shares issued and outstanding as of January 31, 2020	59	48
Class B common stock, par value of $0.001 per share; no shares and 100,000,000 authorized as of July 31, 2020 and January 31, 2020, respectively; no shares issued and outstanding as of July 31, 2020; 8,969,824 shares issued and 8,870,453 shares outstanding as of January 31, 2020	—	9
Additional paid-in capital	836,293	752,127
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of July 31, 2020 and January 31, 2020	(1,319)	(1,319)
Accumulated other comprehensive income	69	225
Accumulated deficit	(786,951)	(668,232)
Total stockholders’ equity	48,151	82,858
Total liabilities and stockholders’ equity	$1,355,163	$1,328,567
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription	$132,478	$94,156	$257,334	$178,150
Services	5,803	5,212	11,276	10,606
Total revenue	138,281	99,368	268,610	188,756
Cost of revenue:
Subscription	33,973	24,373	64,598	46,968
Services	8,331	5,829	15,383	11,406
Total cost of revenue	42,304	30,202	79,981	58,374
Gross profit	95,977	69,166	188,629	130,382
Operating expenses:
Sales and marketing	75,078	53,524	144,203	99,644
Research and development	49,255	37,140	94,887	68,008
General and administrative	21,424	16,174	41,359	30,979
Total operating expenses	145,757	106,838	280,449	198,631
Loss from operations	(49,780)	(37,672)	(91,820)	(68,249)
Other income (expense):
Interest income	1,032	2,231	3,759	4,534
Interest expense	(13,950)	(4,940)	(27,745)	(9,629)
Other expense, net	(845)	(296)	(1,470)	(711)
Loss before provision for (benefit from) income taxes	(63,543)	(40,677)	(117,276)	(74,055)
Provision for (benefit from) income taxes	982	(3,341)	1,216	(3,479)
Net loss	$(64,525)	$(37,336)	$(118,492)	$(70,576)
Net loss per share, basic and diluted	$(1.10)	$(0.67)	$(2.04)	$(1.28)
Weighted-average shares used to compute net loss per share, basic and diluted	58,393,894	55,647,707	58,025,799	55,186,945
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net loss	$(64,525)	$(37,336)	$(118,492)	$(70,576)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale securities	(531)	21	317	79
Foreign currency translation adjustment	(398)	(250)	(473)	(237)
Other comprehensive loss	(929)	(229)	(156)	(158)
Total comprehensive loss	$(65,454)	$(37,565)	$(118,648)	$(70,734)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2020	57,382,543	$57	$752,127	$(1,319)	$225	$(668,232)	$82,858
Cumulative effect of accounting change	—	—	—	—	—	(227)	(227)
Stock option exercises	373,394	1	2,994	—	—	—	2,995
Repurchase of early exercised options	(79)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	42	—	—	—	42
Vesting of restricted stock units	241,569	—	—	—	—	—	—
Stock-based compensation	—	—	30,567	—	—	—	30,567
Conversion of 2024 convertible senior notes	8	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	848	—	848
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	—	(53,967)	(53,967)
Balances as of April 30, 2020	57,997,435	58	785,730	(1,319)	998	(722,426)	63,041
Stock option exercises	471,269	1	4,050	—	—	—	4,051
Repurchase of early exercised options	(881)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	25	—	—	—	25
Vesting of restricted stock units	305,428	—	—	—	—	—	—
Stock-based compensation	—	—	37,525	—	—	—	37,525
Issuance of common stock under the Employee Stock Purchase Plan	84,482	—	8,963	—	—	—	8,963
Unrealized loss on available-for-sale securities	—	—	—	—	(531)	—	(531)
Foreign currency translation adjustment	—	—	—	—	(398)	—	(398)
Net loss	—	—	—	—	—	(64,525)	(64,525)
Balances as of July 31, 2020	58,857,733	$59	$836,293	$(1,319)	$69	$(786,951)	$48,151

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2019	54,321,810	$54	$754,612	$(1,319)	$(174)	$(488,607)	$264,566
Cumulative effect of accounting change	—	—	—	—	—	(4,103)	(4,103)
Stock option exercises	831,901	1	6,437	—	—	—	6,438
Repurchase of early exercised options	(3,981)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	127	—	—	—	127
Vesting of restricted stock units	126,346	—	—	—	—	—	—
Stock-based compensation	—	—	14,009	—	—	—	14,009
Unrealized gain on available-for-sale securities	—	—	—	—	58	—	58
Foreign currency translation adjustment	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(33,240)	(33,240)
Balances as of April 30, 2019	55,276,076	55	775,185	(1,319)	(103)	(525,950)	247,868
Stock option exercises	665,543	1	4,913	—	—	—	4,914
Repurchase of early exercised options	(209)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	70	—	—	—	70
Vesting of restricted stock units	206,587	—	—	—	—	—	—
Stock-based compensation	—	—	17,662	—	—	—	17,662
Issuance of common stock under the Employee Stock Purchase Plan	90,619	—	6,394	—	—	—	6,394
Unrealized gain on available-for-sale securities	—	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	—	—	(250)	—	(250)
Net loss	—	—	—	—	—	(37,336)	(37,336)
Balances as of July 31, 2019	56,238,616	$56	$804,224	$(1,319)	$(332)	$(563,286)	$239,343
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities
Net loss	$(118,492)	$(70,576)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,722	6,029
Stock-based compensation	68,092	31,671
Amortization of debt discount and issuance costs	24,217	6,498
Amortization of finance right-of-use assets	1,988	1,988
Amortization of operating right-of-use assets	2,854	1,119
Non-cash interest on finance lease liabilities	—	1,823
Deferred income taxes	(148)	(4,232)
Accretion of discount on short-term investments	(221)	(2,751)
Change in operating assets and liabilities:
Accounts receivable	(2,408)	6,220
Prepaid expenses and other current assets	1,846	(125)
Deferred commissions	(8,993)	(7,046)
Other long-term assets	(156)	27
Accounts payable	(1,410)	440
Accrued liabilities	3,393	8,285
Operating lease liabilities	(38)	(1,082)
Deferred revenue	4,956	12,333
Other liabilities, non-current	2,890	—
Net cash used in operating activities	(15,908)	(9,379)
Cash flows from investing activities
Purchases of property and equipment	(5,296)	(1,596)
Acquisition, net of cash acquired	—	(38,629)
Proceeds from maturities of marketable securities	285,000	280,000
Purchases of marketable securities	(510,006)	(209,025)
Net cash provided by (used in) investing activities	(230,302)	30,750
Cash flows from financing activities
Payments of issuance costs for convertible senior notes	(4,154)	—
Proceeds from exercise of stock options, including early exercised stock options	7,051	11,350
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	8,963	6,394
Repurchase of early exercised stock options	(11)	(31)
Principal repayments of finance leases	(2,284)	—
Net cash provided by financing activities	9,565	17,713
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(47)	(233)
Net increase (decrease) in cash, cash equivalents and restricted cash	(236,692)	38,851
Cash, cash equivalents and restricted cash, beginning of period	706,706	148,347
Cash, cash equivalents and restricted cash, end of period	$470,014	$187,198
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$658	$1,523
Interest expense	$3,535	$1,125
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above
Cash and cash equivalents	$469,492	$186,684
Restricted cash, non-current	522	514
Total cash, cash equivalents and restricted cash	$470,014	$187,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2020, the interim condensed consolidated statements of stockholders’ equity for the three and six months ended July 31, 2020 and 2019, the interim condensed consolidated statements of operations and of comprehensive loss for the three and six months ended July 31, 2020 and 2019 and the interim condensed consolidated statements of cash flows for the six months ended July 31, 2020 and 2019 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of July 31, 2020, its statements of stockholders’ equity as of July 31, 2020 and 2019, its results of operations and of comprehensive loss for the three and six months ended July 31, 2020 and 2019 and its statements of cash flows for the six months ended July 31, 2020 and 2019. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2021 or for any other future year or interim period.
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
The ongoing COVID-19 pandemic has resulted in a global slowdown of economic activity that is likely to continue to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time. The Company currently expects its revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic in the near-term and, at least, for the year ending January 31, 2021.

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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the three and six months ended July 31, 2020 and 2019. As of July 31, 2020 and January 31, 2020, there were no material amounts payable to or amounts receivable from related parties.
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
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivable, including unbilled receivables, as well as certain financial instruments. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Effective February 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective transition approach, which requires a cumulative effect adjustment to the balance sheet as of February 1, 2020.
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
New Accounting Pronouncements Not Yet Adopted
Debt. In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new standard simplifies the accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that required separate accounting for embedded conversion features. Accordingly, under ASU 2020-06, convertible debt instruments will likely be reported as a single liability instrument with no

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

separate accounting for embedded conversion features. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Additionally, among other changes, the new guidance eliminates some of the conditions for equity classification in ASC 815-40-25 for contracts in an entity’s own equity, thereby permitting these equity contracts to qualify for the derivative scope exception. The new standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for the Company beginning February 1, 2022, although early adoption is permitted for fiscal periods beginning February 1, 2021. The new standard can be adopted using either a modified or full retrospective transition method. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.
Income Taxes. In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplification of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company beginning February 1, 2021, although early adoption of the amendments is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements.

3.	Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of July 31, 2020 and January 31, 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at July 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$392,950	$—	$—	$392,950
Short-term investments:
U.S. government treasury securities	505,404	—	—	505,404
Total financial assets	$898,354	$—	$—	$898,354

	Fair Value Measurement at January 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$623,856	$—	$—	$623,856
Short-term investments:
U.S. government treasury securities	280,326	—	—	280,326
Total financial assets	$904,182	$—	$—	$904,182

The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of July 31, 2020 and January 31, 2020. As of July 31, 2020 and January 31, 2020, gross unrealized gains and losses for cash equivalents and short-term investments were not material. The Company’s unrealized gains were due to the decline in market interest rates through July 31, 2020, which created unrealized gains for securities the Company previously purchased as early as November 4, 2019. Accordingly, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of July 31, 2020. Gross realized gains and losses were immaterial for each of the three and six month periods ended July 31, 2020 and 2019.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at July 31, 2020 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.

4.	Goodwill and Acquired Intangible Assets, Net
As of July 31, 2020, there have been no changes to the carrying amount of goodwill from the balance presented as of January 31, 2020. The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	July 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(14,225)	$20,475
Domain name	155	(155)	—
Customer relationships	15,200	(5,150)	10,050
Total	$50,055	$(19,530)	$30,525

	January 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(11,495)	$23,205
Domain name	155	(151)	4
Customer relationships	15,200	(3,630)	11,570
Total	$50,055	$(15,276)	$34,779
Acquired intangible assets are amortized on a straight-line basis. As of July 31, 2020, the weighted-average remaining useful lives of identifiable, acquisition-related intangible assets was 3.8 years for developed technology and 3.3 years for customer relationships. Amortization expense of intangible assets was $2.1 million and $4.3 million for the three and six months ended July 31, 2020, respectively. Amortization expense for developed technology and the domain name was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s condensed consolidated statements of operations.
As of July 31, 2020, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2021	$4,250
2022	8,500
2023	8,500
2024	7,825
2025	1,450
2026	—
Total	$30,525

5.	Convertible Senior Notes
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
During the three months ended July 31, 2020, the conditional conversion feature of the 2024 Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2020 (the last trading day of the fiscal quarter) and therefore the 2024 Notes are currently convertible, in whole or in part, at the option of the holders from August 1, 2020 through October 31, 2020. Whether the 2024 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. During the six months ended July 31, 2020, the Company converted an immaterial amount of their 2024 Notes to a certain holder, unrelated to the 2024 Notes Partial Repurchase. Since the Company has the election of repaying the 2024 Notes in cash, shares of the Company’s Class A common stock, or a combination of both, the Company continued to classify the liability component of the 2024 Notes as long-term debt on the Company’s consolidated balance sheet as of July 31, 2020.
During the three months ended July 31, 2020, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible during the three and six months ended July 31, 2020 and the liability component was classified as long-term debt on the Company’s condensed consolidated balance sheet as of July 31, 2020.
The net carrying amounts of the liability component of the 2024 Notes and 2026 Notes were as follows (in thousands):

	July 31, 2020
	2024 Notes	2026 Notes
Principal	$90,001	$1,150,000
Unamortized debt discount	(17,478)	(271,701)
Unamortized debt issuance costs	(1,408)	(14,122)
Net carrying amount	$71,115	$864,177
As of July 31, 2020, the total estimated fair values (Level 2) of the outstanding 2024 Notes and the 2026 Notes were approximately $269.8 million and $1.46 billion, respectively. The fair values were determined based on the closing trading price per $100 of the 2024 Notes and 2026 Notes as of the last day of trading for the period. The fair values of the 2024 Notes and 2026 Notes are primarily affected by the trading price of the Company’s Class A common stock and market interest rates.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the interest expense related to the 2024 Notes and 2026 Notes (in thousands):

	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
	2024 Notes	2026 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Contractual interest expense	$169	$719	$563	$—	$338	$1,438	$1,126	$—
Amortization of debt discount	986	10,685	3,082	—	1,956	21,231	6,115	—
Amortization of issuance costs	68	455	195	—	133	897	383	—
Total	$1,223	$11,859	$3,840	$—	$2,427	$23,566	$7,624	$—

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
Operating Leases
The Company has entered into non-cancelable operating leases, primarily related to rental of office space expiring through 2032. The Company recognizes operating lease costs on a straight-line basis over the term of the agreement, taking into account adjustments for market provisions such as free or escalating base monthly rental payments or deferred payment terms such as rent holidays that defer the commencement date of the required payments. The Company may receive renewal or expansion options, leasehold improvement allowances or other incentives on certain lease agreements. The Company’s material operating lease agreements with recent lease commencement dates are described below.

•
February 1, 2020 was the lease commencement date for the Company’s agreement, signed in December 2019, to lease approximately 40,000 square feet of office space in Dublin, Ireland for a term of 12 years with two five-year renewal options. This agreement was determined to be an operating lease with total estimated aggregate base rent payments, excluding the renewal options, of approximately $27.0 million, based on the exchange rates as of February 1, 2020.

•
July 1, 2020 was the lease commencement date for the Company’s agreement, signed in October 2019, to lease an additional 21,000 square feet of office space in New York City for a term of 64 months with no renewal period. The total aggregate base rent payments for this operating lease are $8.4 million with payments beginning 4 months subsequent to the commencement date.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$994	$994	$1,988	$1,988
Interest on lease liabilities	868	918	1,752	1,823
Operating lease cost	2,031	1,386	3,854	2,353
Short-term lease cost	740	308	1,533	703
Total lease cost	$4,633	$3,606	$9,127	$6,867

Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	July 31, 2020	January 31, 2020
Finance Lease:
Property and equipment, net	$37,424	$39,411
Other accrued liabilities	4,765	4,633
Other liabilities, non-current	56,841	59,257
Operating Leases:
Operating lease right-of-use assets	$40,481	$11,147
Operating lease liabilities (current)	4,863	3,750
Operating lease liabilities, non-current	38,873	8,113

Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Six Months Ended July 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$1,752	$—
Operating cash flows from operating leases	2,696	2,083
Financing cash flows from finance lease	2,284	—
Right-of-use assets obtained in exchange for lease obligations:
Finance lease	$—	$—
Operating leases	31,890	2,567
Weighted-average remaining lease term (in years):
Finance lease	9.4	10.4
Operating leases	8.1	4.7
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	4.7%	6.1%

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of July 31, 2020 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2021	$4,037	$3,184
2022	8,073	7,888
2023	8,073	7,765
2024	8,073	6,714
2025	8,445	6,324
Thereafter	42,829	21,402
Total minimum payments	79,530	53,277
Less imputed interest	(17,924)	(9,541)
Present value of future minimum lease payments	61,606	43,736
Less current obligations under leases	(4,765)	(4,863)
Non-current lease obligations	$56,841	$38,873

Excluded in the lease obligation table above is a new agreement to lease approximately 16,000 square feet of office space in Palo Alto, which will be recognized as an operating lease upon the lease commencement date. The lease term is eight years with one option to extend for an additional five years. The total estimated aggregate base rent payments are $14.2 million with payments beginning four months subsequent to the commencement date. The lease commencement date is uncertain given the impacts of the ongoing COVID-19 pandemic and associated construction and occupancy restrictions.

7.	Commitments and Contingencies
Non-cancelable Material Commitments
During the six months ended July 31, 2020, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2020 Form 10-K.
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
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of July 31, 2020 and January 31, 2020, therefore, the Company has not recorded an accrual for such contingencies.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Primary geographical markets:
Americas	$87,043	$64,967	$168,581	$122,730
EMEA	40,201	27,810	79,210	53,231
Asia Pacific	11,037	6,591	20,819	12,795
Total	$138,281	$99,368	$268,610	$188,756

Subscription product categories and services:
MongoDB Atlas-related	$61,074	$36,787	$115,244	$67,650
Other subscription	71,404	57,369	142,090	110,500
Services	5,803	5,212	11,276	10,606
Total	$138,281	$99,368	$268,610	$188,756

Customers located in the United States accounted for 58% of total revenue for both the three and six months ended July 31, 2020 and 60% of total revenue for both the three and six months ended July 31, 2019. Customers located in the United Kingdom accounted for 10% and 9% of total revenue for the three and six months ended July 31, 2020, respectively, and 10% for both the three and six months ended July 31, 2019. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consists of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of July 31, 2020 and January 31, 2020 was $195.0 million and $190.8 million, respectively. Approximately 42% and 44% of the total

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

revenue recognized for the six months ended July 31, 2020 and 2019, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of July 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $221.2 million. Approximately 53% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2020, unbilled receivables were $7.6 million.
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

Allowance for Doubtful Accounts
Balance at January 31, 2020	$2,515
Adoption of new accounting standard	50
Provision	2,635
Recoveries/write-offs	(832)
Balance at July 31, 2020	$4,368

The Company is closely monitoring the potential impact from the ongoing COVID-19 pandemic and associated global economic uncertainty on its business. A higher allowance was recorded during the six months ended July 31, 2020 due to the potential adverse impact the COVID-19 pandemic may have on factors that affect the Company’s estimate of current expected credit losses, including possible financial difficulties faced by a portion of the Company’s customers.
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $86.0 million as of July 31, 2020. Amortization expense with respect to deferred commissions was $6.8 million and $13.3 million for the three and six months ended July 31, 2020, respectively, and $4.6 million and $9.0 million for the three and six months ended July 31, 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table summarizes stock option activity for the six months ended July 31, 2020 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2020	6,178,999	$7.60	5.7	$965,860
Stock options exercised	(844,663)	8.40
Stock options forfeited and expired	(72,029)	8.43
Balance - July 31, 2020	5,262,307	$7.46	4.8	$1,166,252
Vested and exercisable - January 31, 2020	4,693,273	$7.08	5.4	$736,034
Vested and exercisable - July 31, 2020	4,442,122	$7.04	4.5	$986,312

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
The following table summarizes RSU activity for the six months ended July 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2020	3,281,431	$102.30
RSUs granted	1,336,320	161.12
RSUs vested	(546,997)	95.02
RSUs forfeited and canceled	(269,637)	107.51
Unvested - July 31, 2020	3,801,117	$123.66

2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. During the three months ended July 31, 2020, the Company issued 84,482 shares of Class A common stock under the 2017 ESPP. The Company’s current offering period began June 16, 2020 and is expected to end December 15, 2020.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of revenue—subscription	$2,235	$1,214	$4,062	$2,202
Cost of revenue—services	1,483	721	2,629	1,314
Sales and marketing	13,235	5,944	24,058	10,884
Research and development	14,214	6,114	25,973	10,634
General and administrative	6,358	3,669	11,370	6,637
Total stock-based compensation expense	$37,525	$17,662	$68,092	$31,671

10.	Net Loss Per Share
On June 11, 2020, all outstanding shares of the Company’s Class B common stock, par value $0.001 per share, automatically converted into the same number of shares of Class A common stock, par value $0.001 per share, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. The conversion occurred pursuant to Article V, Section 5(a) of the Amended and Restated Certificate of Incorporation, which provided that each share of Class B common stock would convert automatically into one fully paid and nonassessable share of Class A common stock at 5:00 p.m. in New York City, New York on the first trading day falling on or after the date on which the outstanding shares of Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. The Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of our Class B common stock. This certificate of retirement had the additional effect of eliminating the authorized Class B common stock, thereby reducing the total number of our authorized shares of common stock by 100,000,000.
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
For periods in which there were Class B shares outstanding, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. Each share of Class A common stock was and is entitled to one vote per share and each share of Class B common stock was entitled to 10 votes per share. As the liquidation and dividend rights were identical for Class A and Class B common stock, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share would, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(64,525)	$(37,336)	$(118,492)	$(70,576)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	58,393,894	55,647,707	58,025,799	55,186,945

Net loss per share, basic and diluted	$(1.10)	$(0.67)	$(2.04)	$(1.28)

The shares underlying the conversion option in the 2024 Notes and 2026 Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the 2024 Notes and 2026 Notes as of July 31, 2020 would have been convertible into approximately 6.8 million shares of the Company’s Class A common stock. However, the Company currently expects to settle the principal amount of the 2024 Notes and 2026 Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the 2024 Notes and 2026 Notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the 2024 Notes and $211.20 per share for the 2026 Notes. In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes and 2026 Notes.
During the three months ended July 31, 2020, the average market price of the Company’s Class A common stock was $208.93, which exceeded the initial conversion price of the 2024 Notes. As of July 31, 2020, the Company had not received any material conversion notices for the 2024 Notes. For disclosure purposes, the Company calculated the potentially dilutive effect of the conversion spread for the 2024 Notes, which is included in the table below. The Company excluded the potentially dilutive effect of the conversion spread for the 2026 Notes as the average market price of the Company’s Class A common stock during the three months ended July 31, 2020 was below the conversion price of the 2026 Notes.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Stock options pursuant to the 2016 Equity Incentive Plan	1,421,627	2,212,684	1,534,260	2,342,061
Stock options pursuant to the 2008 Stock Incentive Plan (previously options to purchase Class B common stock)	4,097,316	5,185,198	4,212,209	5,442,820
Unvested restricted stock units	4,038,134	2,926,998	3,952,552	2,744,235
Early exercised stock options	6,346	31,583	8,231	39,480
Shares underlying the conversion spread in the convertible senior notes	889,896	2,409,899	798,754	2,177,490

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Income Taxes
The Company recorded a provision for income taxes of $1.0 million and $1.2 million for the three and six months ended July 31, 2020, respectively and a benefit from income taxes of $(3.3) million and $(3.5) million for the three and six months ended July 31, 2019, respectively. The provision recorded during the six months ended July 31, 2020 was driven by an increase in foreign taxes as the Company continued its global expansion, partially offset by a tax benefit related to current period gains recorded in other comprehensive income that resulted from unrealized gains on investments and a tax benefit related to true-up adjustments from the adoption of ASC 842. The Company no longer benefits from excess tax deductions in the United Kingdom as those deferred tax assets were reduced by a valuation allowance as of July 31, 2020. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of certain payroll taxes, technical corrections to tax depreciation methods for qualified improvement property, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements for the six months ended July 31, 2020. The Company will continue to monitor any effects that may result from the CARES Act.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, including our expectations regarding our future growth opportunity, revenue and revenue growth, investments, strategy, operating expenses and the anticipated impact of the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic on our business, results of operations and financial condition. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part 2, Item 1A of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications, while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount was 2,169 as of July 31, 2020, an increase from 1,491 as of July 31, 2019.
We generate revenue primarily from sales of subscriptions, which accounted for 96% of our total revenue for both the three and six months ended July 31, 2020, and 95% and 94% of our total revenue for the three and six months ended July 31, 2019, respectively. Our primary subscription package is MongoDB Enterprise Advanced, which represented 45% and 47% of our subscription revenue for the three and six months ended July 31, 2020, respectively, and 52% and 53% of our subscription revenue for the three and six months ended July 31, 2019, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.

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
We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three and six months ended July 31, 2020, MongoDB Atlas revenue represented 44% and 43% of our total revenue, respectively, and during the three and six months ended July 31, 2019, MongoDB Atlas revenue represented 37% and 36% of our total revenue, respectively, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual commitments and pay in advance or are invoiced monthly based on usage. Given our platform has been downloaded from our website more than 125 million times since February 2009 and over 50 million times in the last 12 months alone, a core component of our growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to become customers of MongoDB Atlas and enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% of our total revenue for both the three and six months ended July 31, 2020, and 5% and 6% of our total revenue for the three and six months ended July 31, 2019, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
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
Impact of the Ongoing COVID-19 Pandemic
COVID-19 has continued to spread throughout the U.S. and the world. As a result, authorities have implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although some jurisdictions have begun to relax such restrictions, in some cases these restrictions have been or may in the future be re-instituted, and other jurisdictions are imposing restrictions for the first time. The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, related public health measures, their impact on the global economy and their impact on our current and prospective customers, employees, vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted.
We adopted several measures in response to the COVID-19 pandemic, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and replacing in-person marketing events (including our annual developer conference) with virtual events. We have informed our employees that they may continue to elect to work remotely through July 1, 2021, even if their office reopens, and we currently expect reduced travel through January 31, 2021.
While the broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain, we currently expect our revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic and global uncertainty at least through fiscal 2021. In addition, we recorded a higher allowance during the six months ended July 31, 2020 due to the potential adverse impact the ongoing COVID-19 pandemic may have on factors that affect our estimate of current expected credit losses, including possible financial difficulties faced by a portion of our customers, in accordance with the recently adopted accounting standard for credit losses.
During the six months ended July 31, 2020, we experienced a decrease in our travel costs due to global travel restrictions and stay-at-home or similar orders in effect as a result of the COVID-19 pandemic. We expect those lower travel costs to continue in the near-term. We intend to invest a portion of these expected savings in additional marketing program spend and research and development headcount.
We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. For further discussion of the potential impacts of the ongoing COVID-19 pandemic on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also further impact these factors.
Key Factors Affecting Our Performance
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of July 31, 2020, we had over 20,200 customers across a wide range of industries and in over 100 countries, compared to over 15,000 customers as of July 31, 2019. All affiliated entities are counted as a single customer.
Our customer count as of July 31, 2020 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) users acquired from mLab who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of July 31, 2020, we had over 2,500 customers that were sold through our direct sales force and channel partners, as compared to over 1,850 such customers as of July 31, 2019. These customers, which we refer to as our Direct Sales Customers, accounted for 81% and 80% of our subscription revenue for the three and six months ended July 31, 2020, respectively, and 78% and 77% of our subscription revenue for the three and six months ended July 31, 2019, respectively. We are also focused on increasing the number of MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. After launching in June 2016, we had over 18,800 MongoDB Atlas customers as of July 31, 2020. The growth in MongoDB Atlas customers included customers from mLab and Realm, as described above, as well as new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
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
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 819 and 622 as of July 31, 2020 and 2019, respectively. Prior to January 31, 2020, ARR related to Direct Sales Customers of MongoDB Atlas was based on their contractual commitments, regardless of their actual consumption. To better reflect actual customer behavior, we modified our ARR calculation related to Direct Sales Customers of MongoDB Atlas to incorporate their prior 90 days of actual consumption. The impact of this change on prior reported periods is immaterial. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2020, we had net operating loss (“NOL”) carryforwards for federal, state, Irish and United Kingdom income tax purposes of $652.1 million, $469.5 million, $258.8 million and $7.2 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes. Ireland, U.K. and the U.S. federal NOLs for the years after January 31, 2018 are allowed to be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. Utilization of the federal NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.
Three and Six Months Ended July 31, 2020 Summary
For the three months ended July 31, 2020, our total revenue was $138.3 million as compared to $99.4 million for the three months ended July 31, 2019. Our net loss was $64.5 million for the three months ended July 31, 2020 as compared to $37.3 million for the three months ended July 31, 2019.
For the six months ended July 31, 2020, our total revenue was $268.6 million as compared to $188.8 million for the six months ended July 31, 2019. Our net loss was $118.5 million for the six months ended July 31, 2020 as compared to $70.6 million for the six months ended July 31, 2019.
Our operating cash flow was $(15.9) million and $(9.4) million for the six months ended July 31, 2020 and 2019, respectively. Our free cash flow was $(23.5) million and $(11.0) million for the six months ended July 31, 2020 and 2019, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Consolidated Statements of Operations Data:
Revenue:
Subscription	$132,478	$94,156	$257,334	$178,150
Services	5,803	5,212	11,276	10,606
Total revenue	138,281	99,368	268,610	188,756
Cost of revenue:
Subscription(1)	33,973	24,373	64,598	46,968
Services(1)	8,331	5,829	15,383	11,406
Total cost of revenue	42,304	30,202	79,981	58,374
Gross profit	95,977	69,166	188,629	130,382
Operating expenses:
Sales and marketing(1)	75,078	53,524	144,203	99,644
Research and development(1)	49,255	37,140	94,887	68,008
General and administrative(1)	21,424	16,174	41,359	30,979
Total operating expenses	145,757	106,838	280,449	198,631
Loss from operations	(49,780)	(37,672)	(91,820)	(68,249)
Other expense, net	(13,763)	(3,005)	(25,456)	(5,806)
Loss before provision for (benefit from) income taxes	(63,543)	(40,677)	(117,276)	(74,055)
Provision for (benefit from) income taxes	982	(3,341)	1,216	(3,479)
Net loss	$(64,525)	$(37,336)	$(118,492)	$(70,576)

(1)	Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of revenue—subscription	$2,235	$1,214	$4,062	$2,202
Cost of revenue—services	1,483	721	2,629	1,314
Sales and marketing	13,235	5,944	24,058	10,884
Research and development	14,214	6,114	25,973	10,634
General and administrative	6,358	3,669	11,370	6,637
Total stock‑based compensation expense	$37,525	$17,662	$68,092	$31,671

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Percentage of Revenue Data:
Revenue:
Subscription	96%	95%	96%	94%
Services	4%	5%	4%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	25%	24%	24%	25%
Services	6%	6%	6%	6%
Total cost of revenue	31%	30%	30%	31%
Gross profit	69%	70%	70%	69%
Operating expenses:
Sales and marketing	54%	54%	54%	53%
Research and development	36%	38%	35%	36%
General and administrative	15%	16%	15%	16%
Total operating expenses	105%	108%	104%	105%
Loss from operations	(36)%	(38)%	(34)%	(36)%
Other expense, net	(10)%	(3)%	(10)%	(3)%
Loss before provision for (benefit from) income taxes	(46)%	(41)%	(44)%	(39)%
Provision for (benefit from) income taxes	1%	(3)%	—%	(2)%
Net loss	(47)%	(38)%	(44)%	(37)%
Comparison of the Three Months Ended July 31, 2020 and 2019
Revenue

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Subscription	$132,478	$94,156	$38,322	41%
Services	5,803	5,212	591	11%
Total revenue	$138,281	$99,368	$38,913	39%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $38.3 million primarily due to $19.8 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to our existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Subscription cost of revenue	$33,973	$24,373	$9,600	39%
Services cost of revenue	8,331	5,829	2,502	43%
Total cost of revenue	42,304	30,202	12,102	40%
Gross profit	$95,977	$69,166	$26,811	39%
Gross margin	69%	70%
Subscription	74%	74%
Services	(44)%	(12)%
The increase in subscription cost of revenue was primarily due to a $6.9 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $2.3 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. We continue to optimize our subscription cost of revenue, in particular by realizing efficiencies in our third-party cloud infrastructure costs as we continue to scale our business with respect to MongoDB Atlas. The increase in services cost of revenue was primarily due to higher compensation costs from increased headcount in our services organization and higher expense associated with our China Stock Appreciation Rights Plan. Total headcount in our support and services organizations increased 39% from July 31, 2019 to July 31, 2020.
The impact of higher services compensation costs combined with lower utilization of our services personnel due to the impact from the ongoing COVID-19 pandemic, decreased our services gross margin, which reduced our overall gross margin. Subscription gross margin remained flat as compared to the prior-year period.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Sales and marketing	$75,078	$53,524	$21,554	40%
The increase in sales and marketing expense included $20.9 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 988 as of July 31, 2020 from 615 as of July 31, 2019, largely in non-quota-carrying roles including sales operations, customer success and marketing roles. Sales and marketing expense also increased $5.0 million from costs associated with our higher headcount, including higher commissions expense and higher facilities and computer hardware and software expenses. These increases were partially offset by lower travel costs, primarily as a result of global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic.
Research and Development

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Research and development	$49,255	$37,140	$12,115	33%
The increase in research and development expense was primarily driven by a $14.6 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 33%. These increases were partially offset by the full amortization of previously acquired developed technology intangible assets and the full amortization of the founder holdback associated with our acquisition of mLab.

General and Administrative

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
General and administrative	$21,424	$16,174	$5,250	32%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in higher personnel costs and stock-based compensation. These higher costs were partially offset by lower travel costs, primarily as a result of global travel restrictions and stay-at-home or similar orders in effect due to the COVID-19 pandemic. The prior-year period included $0.2 million of costs associated with our acquisition of Realm, with no comparable costs for the three months ended July 31, 2020.
Other Income (Expense), net

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Other expense, net	$(13,763)	$(3,005)	$(10,758)	358%
The increase in other expense, net for the three months ended July 31, 2020 was primarily due to the amortization of debt discount and issuance costs, as well as interest expense, associated with our 0.25% convertible senior notes due 2026, which we issued in January 2020.
Provision for (Benefit from) Income Taxes

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Provision for (benefit from) income taxes	$982	$(3,341)	$4,323	nm
The provision for income taxes during the three months ended July 31, 2020 was primarily due to an increase in foreign taxes as we continued our global expansion, partially offset by a tax benefit related to current period gains recorded in other comprehensive income that resulted from unrealized gains on investments. The benefit for income taxes for the three months ended July 31, 2019 was primarily due to a non-recurring tax benefit associated with the acquisition of Realm intangible assets, which reduced our deferred tax asset and the related valuation allowance.
Comparison of the Six Months Ended July 31, 2020 and 2019
Revenue

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Subscription	$257,334	$178,150	$79,184	44%
Services	11,276	10,606	670	6%
Total revenue	$268,610	$188,756	$79,854	42%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $79.2 million primarily due to $33.9 million from sales to new customers, including mLab customers. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Subscription cost of revenue	$64,598	$46,968	$17,630	38%
Services cost of revenue	15,383	11,406	3,977	35%
Total cost of revenue	79,981	58,374	21,607	37%
Gross profit	$188,629	$130,382	$58,247	45%
Gross margin	70%	69%
Subscription	75%	74%
Services	(36)%	(8)%
The increase in subscription cost of revenue was primarily due to a $12.5 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $4.0 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. We continue to optimize our subscription cost of revenue, in particular by realizing efficiencies in our third-party cloud infrastructure costs as we continue to scale our business with respect to MongoDB Atlas. The increase in services cost of revenue was primarily due to higher compensation costs from increased headcount in our services organization and higher expense associated with our China Stock Appreciation Rights Plan. Total headcount in our support and services organizations increased 39% from July 31, 2019 to July 31, 2020.
Our overall gross margin increased due to higher gross margin on subscription revenue, which represented a greater proportion of our overall revenue as compared to the prior-year period. Our services gross margin was impacted by higher compensation costs combined with lower utilization of our services personnel due to the impact from the ongoing COVID-19 pandemic and is subject to fluctuations as a result of timing of sales of standalone consulting and training services.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Sales and marketing	$144,203	$99,644	$44,559	45%
The increase in sales and marketing expense included $39.6 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 988 as of July 31, 2020 from 615 as of July 31, 2019, largely in non-quota-carrying roles including sales operations, customer success and marketing roles. Sales and marketing expense also increased $11.0 million from costs associated with our higher headcount, including higher commissions expense and higher facilities and computer hardware and software expenses, as well as higher spend on marketing programs. These increases were partially offset by lower travel costs, primarily as a result of global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic.
Research and Development

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Research and development	$94,887	$68,008	$26,879	40%
The increase in research and development expense was primarily driven by a $28.1 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 33%. These increases were partially offset by the full amortization of previously acquired developed technology intangible assets and the full amortization of the founder holdback associated with our acquisition of mLab.

General and Administrative

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
General and administrative	$41,359	$30,979	$10,380	34%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in higher personnel costs and stock-based compensation. The prior-year period included $0.6 million of costs associated with our acquisition of Realm, with no comparable costs for the six months ended July 31, 2020.
Other Income (Expense), net

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Other expense, net	$(25,456)	$(5,806)	$(19,650)	338%
The increase in other expense, net for the six months ended July 31, 2020 was primarily due to the amortization of debt discount and issuance costs, as well as interest expense, associated with our 0.25% convertible senior notes due 2026, which we issued in January 2020.
Provision for (Benefit from) Income Taxes

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Provision for (benefit from) income taxes	$1,216	$(3,479)	$4,695	nm
The provision for income taxes during the six months ended July 31, 2020 was primarily due to an increase in foreign taxes as we continued our global expansion, partially offset by a tax benefit related to current period gains recorded in other comprehensive income that resulted from unrealized gains on investments. The benefit for income taxes for the six months ended July 31, 2019 was primarily due to a non-recurring tax benefit associated with the acquisition of Realm intangible assets, which reduced our deferred tax asset and the related valuation allowance.

Liquidity and Capital Resources
As of July 31, 2020, we had cash, cash equivalents, short‑term investments and restricted cash totaling $975.4 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. As of July 31, 2020, we had an accumulated deficit of $787.0 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, the continuing market acceptance of our subscriptions and services and the impact of the COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the ongoing COVID-19 pandemic on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Six Months Ended July 31,
	2020	2019
Net cash used in operating activities	$(15,908)	$(9,379)
Net cash provided by (used in) investing activities	(230,302)	30,750
Net cash provided by financing activities	9,565	17,713

Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures, principal repayments of finance lease liabilities and capitalized software development costs, if any. During each of the six months ended July 31, 2020 and 2019, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures, principal repayments of finance lease liabilities and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated (unaudited, in thousands):

	Six Months Ended July 31,
	2020	2019
Net cash used in operating activities	$(15,908)	$(9,379)
Capital expenditures	(5,296)	(1,596)
Principal repayments of finance leases	(2,284)	—
Capitalized software	—	—
Free cash flow	$(23,488)	$(10,975)
Operating Activities
Cash used in operating activities during the six months ended July 31, 2020 was $15.9 million primarily driven by our net loss of $118.5 million, which was partially offset by non‑cash charges of $68.1 million for stock‑based compensation, $24.2 million for the amortization of our debt discount and issuance costs, $5.7 million for depreciation and amortization and $4.8 million for lease-related non-cash charges. In addition, our overall sales growth increased our accounts receivable by $2.4 million, our deferred commissions by $9.0 million and our deferred revenue by $5.0 million. Accrued and other liabilities increased by $6.3 million reflecting our increase in expenses and timing of payments.
Cash used in operating activities during the six months ended July 31, 2019 was $9.4 million primarily driven by our net loss of $70.6 million, which was partially offset by non‑cash charges of $31.7 million for stock‑based compensation, $6.5 million for the amortization of our debt discount and issuance costs, $6.0 million for depreciation and amortization and $3.8 million for lease-related non-cash charges. In addition, our cash collections decreased our accounts receivable by $6.2 million and increased our deferred revenue by $12.3 million, reflecting the overall growth of our sales and our expanding customer base. Also, our accrued liabilities increased $8.3 million, primarily from commissions and bonuses accrued as of July 31, 2019. Partially offsetting these benefits to our operating cash flow were an increase of $7.0 million in deferred commissions, non-cash benefits of $4.2 million from the non-recurring tax benefit associated with the acquisition of Realm intangible assets and $2.8 million from the non-cash benefit associated with the discount on our short-term investments.
Investing Activities
Cash used in investing activities during the six months ended July 31, 2020 of $230.3 million resulted from the purchases of marketable securities and property and equipment, partially offset by maturities of marketable securities.
Cash provided by investing activities during the six months ended July 31, 2019 of $30.8 million resulted from the maturities of marketable securities, partially offset by purchases of marketable securities and property and equipment. In addition, we used $38.6 million of net cash to acquire Realm.

Financing Activities
Cash provided by financing activities during the six months ended July 31, 2020 was $9.6 million primarily due to the proceeds from the issuance of Class A common stock under the Employee Stock Purchase Plan and exercises of stock options, partially offset by issuance costs related to our January 2020 offering of 0.25% convertible senior notes due 2026 that had been accrued as of January 31, 2020, as well as principal repayment of finance leases.
Cash provided by financing activities during the six months ended July 31, 2019 was $17.7 million primarily due to the proceeds from the exercises of stock options, as well as proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
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
Off Balance Sheet Arrangements
As of July 31, 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
During the six months ended July 31, 2020, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2020 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business. The uncertainty that exists with respect to the global economic impact of the COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to the quarter ended July 31, 2020.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of July 31, 2020, we had cash, cash equivalents, restricted cash and short-term investments of $975.4 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of July 31, 2020.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for any of the three- and six-month periods ended July 31, 2020 and 2019. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. Based on the evaluation of our disclosure controls and procedures as of July 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In light of the uncertain and continually evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, beginning March 2020, we took measures intended to help minimize the risk of the virus to our employees, our customers and the communities in which we participate, which could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Although shelter-in-place and similar orders are lifted in certain locations where we conduct operations, we have informed our employees that they may continue to elect to work remotely through July 1, 2021, even if their office re-opens. Further, shelter-in-place and similar orders in some jurisdictions have and may in the future be re-instituted if rates of infection increase in those locations. Prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners and investors, and some of our business processes assume that employees can review and sign documents in person. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and, in sales and marketing, in particular, which could have longer term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. The extent to which COVID-19, the associated global economic uncertainty and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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
Increasing our customer base and achieving broader market acceptance of our subscription offerings and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in large markets like New York, the San Francisco Bay Area and London, England. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. Our recent hires and planned hires may not become as productive as quickly as we expect, including as a result of the ongoing COVID-19 pandemic and remote work arrangements, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations could be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Gramm Leach Bliley Act and state laws relating to privacy and data security. For example, California enacted the California Consumer Privacy Act (the “CCPA”) in 2018, which became effective on January 1, 2020. The CCPA introduced new requirements regarding the handling of personal information of California consumers and households. The law gives individuals the right to request access to and deletion of their information and the right to opt out of sales of their personal information. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. On June 24, 2020, the California Secretary of State confirmed that the California Privacy Right Act (“CPRA”) ballot initiative gathered enough signatures to appear on the state’s November 2020 ballot. The CCPA and the CPRA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including, but not limited to, the European Union (“E.U.”) and the United Kingdom (“U.K.”). The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.U. and the U.K. is subject to the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018. E.U. and U.K. data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding financial year, whichever is higher and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Since we act as a data processor for our MongoDB Atlas customers, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps are effective.
The GDPR generally prohibits the transfer of personal data from the E.U. and the U.K. to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from the E.U. and the U.K. to the United States was the E.U.-U.S. Privacy Shield Framework which is administered by the U.S. Department of Commerce. On July 16, 2020, the Court of Justice of the E.U. invalidated the E.U.-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal data transferred to the U.S. While our Standard Contractual Clauses provide an alternative to our Privacy Shield certification for legalizing E.U.-U.S. and U.K.-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of E.U.-U.S. and U.K.-U.S. data flows in general. Any inability to transfer personal data from the E.U. and the U.K. to the U.S. in compliance with data protection laws may impede our ability to attract and retain customers and adversely affect our business and financial position.
In addition to the GDPR, the Privacy and Electronic Communications Directive 2002 (“e-Privacy Directive”) covers electronic marketing, the use of cookies (and similar technologies) and privacy and confidentiality in electronic communications that pertain to E.U. and U.K. residents. There are proposals to replace the e-Privacy Directive with an e-Privacy Regulation, currently in draft form. The draft e-Privacy Regulation seeks to improve individuals' privacy and updates the existing privacy and electronic communications regime to cover recent technological developments and bring it in line with the GDPR. Complying with international data protection laws like the GDPR, e-Privacy Directive and the e-Privacy Regulation (when it becomes effective) may cause us to incur substantial operational costs or require us to change our business practices. Despite our compliance efforts, we may not be successful in achieving compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. We may find it necessary to establish systems to maintain personal data originating from the E.U. in the European Economic Area or to protect a person's privacy, which may involve substantial expense and distraction from other aspects of our business.
In addition, Brexit could also lead to further legislative and regulatory changes, depending on the final terms of Brexit and the agreements or arrangements negotiated between the U.K. and the E.U. It remains unclear how the U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. We may incur substantial expense in complying with any new obligations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.
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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused or infringed the intellectual property rights of our competitors, non-practicing entities or other third parties. This risk is exacerbated by the fact that our software incorporates third-party open source software. For example, Realtime Data (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware in March 2019 alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. This action is currently stayed. See the section titled “Item 1. Legal Proceedings.”
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
We believe our success has depended and continues to depend, on the efforts and talents of our senior management team, particularly our Chief Executive Officer, and our highly skilled team members, including our sales personnel, client services personnel and software engineers. We do not maintain key man insurance on any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. The majority of our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. For example, our former Chief Technology Officer resigned effective July 10, 2020. The loss of any of our senior management or key employees could adversely affect our ability to build on the efforts they have undertaken to execute our business plan and to execute against our market opportunity. We may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.
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

Our corporate culture has contributed to our success and if we cannot continue to maintain and develop this culture as we grow and evolve, we may be unable to execute effectively and could lose the innovation, creativity and entrepreneurial spirit we have worked hard to foster, which could harm our business.
We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2017 to January 31, 2020, we increased the size of our workforce by 1,100 employees and we expect to continue to hire aggressively as we expand, especially research and development and sales and marketing personnel. Such substantial headcount growth may result in a change to our corporate culture.
Our leadership team also plays a key role in our corporate culture. We recently hired a Chief Technology Officer, a Chief People Officer and a Chief Marketing Officer, and we may also recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, any of which could adversely impact our corporate culture. In addition, we may need to adapt our corporate culture and work environments to changing circumstances, such as during times of a natural disaster or pandemic (including the ongoing COVID-19 pandemic).
If we do not continue to maintain and develop our corporate culture, we may be unable to executive effectively and foster the innovation, creativity and entrepreneurial spirit we believe we need to support our growth, which could harm our business.
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
The ultimate effects of Brexit on us are difficult to predict; however, we currently conduct a significant part of our business in the U.K. and in the E.U., with customers located in the U.K. accounting for 10%, 10% and 11% of total revenue for fiscal years 2020, 2019 and 2018, respectively. The U.K.’s withdrawal from the E.U. could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar and creating new regulatory costs and challenges. Any of these effects, among others, could adversely impact our financial position and results of operations.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance our database software, improve our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to secure additional capital through equity or debt financings. If we raise additional capital, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms that are favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be harmed.
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
As of January 31, 2020 the Company had net operating loss carryforwards for federal, state, Irish and U.K. income tax purposes of approximately $652.1 million, $469.5 million, $258.8 million and $7.2 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2020 for state purposes. Ireland, U.K. and the U.S. federal losses for years after January 31, 2018 allows net operating losses to be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these net operating losses (“NOLs”) before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
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
As of July 31, 2020, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the ongoing COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which COVID-19 may continue to impact our business is uncertain, however we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions.
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

•
the requirement that a special meeting of stockholders may be called only by our Board of Directors, the chairperson of our Board of Directors or our chief executive officer, which limitations could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the requirement for the affirmative vote of holders of a majority of the voting power of all of the then outstanding shares of the voting stock to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business (including our classified board structure) or certain provisions of our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our Board of Directors to amend our bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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
Additionally, the conditional conversion feature of the 2024 Notes was triggered during the three months ended July 31, 2020, as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2020 (the last trading day of the fiscal quarter). Therefore, the 2024 Notes are currently convertible at the option of the holders thereof, in whole or in part, from August 1, 2020 through October 31, 2020. Whether the 2024 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. Upon conversion of the 2024 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes being converted, which could adversely affect our liquidity.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Recent Sales of Unregistered Equity Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class A common stock during the three months ended July 31, 2020:

Period	Total number of shares purchased(1)	Average price paid per share
May 1 to May 31, 2020	—	$—
June 1 to June 30, 2020	—	—
July 1 to July 31, 2020	881	11.18
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Not applicable.

ITEM 6.	EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.1.1	Certificate of Retirement	8-K	001-38240	3.1	6/16/2020

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/2017

10.1#	Offer Letter, dated June 27, 2020, by and between Registrant and Mark Porter					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: September 3, 2020	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)