Form 10-Q
period 2020-10-31
MongoDB, Inc.
filed 2020-12-09
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of December 7, 2020, there were 60,266,318 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	October 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$414,762	$706,192
Short-term investments	551,539	280,326
Accounts receivable, net of allowance for doubtful accounts of $4,710 and $2,515 as of October 31, 2020 and January 31, 2020, respectively	91,784	85,554
Deferred commissions	30,090	24,219
Prepaid expenses and other current assets	15,611	16,905
Total current assets	1,103,786	1,113,196
Property and equipment, net	63,588	58,316
Operating lease right-of-use assets	36,909	11,147
Goodwill	55,830	55,830
Acquired intangible assets, net	28,400	34,779
Deferred tax assets	728	615
Other assets	66,620	54,684
Total assets	$1,355,861	$1,328,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,644	$2,849
Accrued compensation and benefits	56,802	41,427
Operating lease liabilities	4,314	3,750
Other accrued liabilities	27,457	26,860
Deferred revenue	179,322	167,498
Total current liabilities	271,539	242,384
Deferred tax liability, non-current	828	821
Operating lease liabilities, non-current	36,501	8,113
Deferred revenue, non-current	16,497	23,281
Convertible senior notes, net	947,652	911,075
Other liabilities, non-current	61,040	60,035
Total liabilities	1,334,057	1,245,709
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of October 31, 2020 and January 31, 2020; 60,255,524 shares issued and 60,156,153 shares outstanding as of October 31, 2020; 48,512,090 shares issued and outstanding as of January 31, 2020	60	48
Class B common stock, par value of $0.001 per share; no shares and 100,000,000 shares authorized as of October 31, 2020 and January 31, 2020, respectively; no shares issued and outstanding as of October 31, 2020; 8,969,824 shares issued and 8,870,453 shares outstanding as of January 31, 2020	—	9
Additional paid-in capital	883,002	752,127
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of October 31, 2020 and January 31, 2020	(1,319)	(1,319)
Accumulated other comprehensive income (loss)	(337)	225
Accumulated deficit	(859,602)	(668,232)
Total stockholders’ equity	21,804	82,858
Total liabilities and stockholders’ equity	$1,355,861	$1,328,567
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription	$144,069	$103,827	$401,403	$281,977
Services	6,702	5,614	17,978	16,220
Total revenue	150,771	109,441	419,381	298,197
Cost of revenue:
Subscription	38,642	26,497	103,240	73,465
Services	7,468	5,694	22,851	17,100
Total cost of revenue	46,110	32,191	126,091	90,565
Gross profit	104,661	77,250	293,290	207,632
Operating expenses:
Sales and marketing	83,214	57,015	227,417	156,659
Research and development	54,363	39,387	149,250	107,395
General and administrative	25,175	19,562	66,534	50,541
Total operating expenses	162,752	115,964	443,201	314,595
Loss from operations	(58,091)	(38,714)	(149,911)	(106,963)
Other income (expense):
Interest income	572	1,986	4,331	6,520
Interest expense	(14,093)	(4,813)	(41,838)	(14,442)
Other expense, net	(113)	(283)	(1,583)	(994)
Loss before provision for (benefit from) income taxes	(71,725)	(41,824)	(189,001)	(115,879)
Provision for (benefit from) income taxes	926	559	2,142	(2,920)
Net loss	$(72,651)	$(42,383)	$(191,143)	$(112,959)
Net loss per share, basic and diluted	$(1.22)	$(0.75)	$(3.27)	$(2.03)
Weighted-average shares used to compute net loss per share, basic and diluted	59,368,167	56,411,779	58,476,521	55,600,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(72,651)	$(42,383)	$(191,143)	$(112,959)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(341)	219	(24)	298
Foreign currency translation adjustment	(65)	302	(538)	65
Other comprehensive gain (loss)	(406)	521	(562)	363
Total comprehensive loss	$(73,057)	$(41,862)	$(191,705)	$(112,596)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2020	57,382,543	$57	$752,127	$(1,319)	$225	$(668,232)	$82,858
Cumulative effect of accounting change	—	—	—	—	—	(227)	(227)
Stock option exercises	373,394	1	2,994	—	—	—	2,995
Repurchase of early exercised options	(79)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	42	—	—	—	42
Vesting of restricted stock units	241,569	—	—	—	—	—	—
Stock-based compensation	—	—	30,567	—	—	—	30,567
Conversion of 2024 convertible senior notes	8	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	848	—	848
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	—	(53,967)	(53,967)
Balances as of April 30, 2020	57,997,435	58	785,730	(1,319)	998	(722,426)	63,041
Stock option exercises	471,269	1	4,050	—	—	—	4,051
Repurchase of early exercised options	(881)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	25	—	—	—	25
Vesting of restricted stock units	305,428	—	—	—	—	—	—
Stock-based compensation	—	—	37,525	—	—	—	37,525
Issuance of common stock under the Employee Stock Purchase Plan	84,482	—	8,963	—	—	—	8,963
Unrealized loss on available-for-sale securities	—	—	—	—	(531)	—	(531)
Foreign currency translation adjustment	—	—	—	—	(398)	—	(398)
Net loss	—	—	—	—	—	(64,525)	(64,525)
Balances as of July 31, 2020	58,857,733	59	836,293	(1,319)	69	(786,951)	48,151
Stock option exercises	987,837	1	6,738	—	—	—	6,739
Vesting of early exercised stock options	—	—	19	—	—	—	19
Vesting of restricted stock units	310,573	—	—	—	—	—	—
Stock-based compensation	—	—	39,952	—	—	—	39,952
Conversion of 2024 convertible senior notes	10	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(341)	—	(341)
Foreign currency translation adjustment	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	(72,651)	(72,651)
Balances as of October 31, 2020	60,156,153	$60	$883,002	$(1,319)	$(337)	$(859,602)	$21,804

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2019	54,321,810	$54	$754,612	$(1,319)	$(174)	$(488,607)	$264,566
Cumulative effect of accounting change	—	—	—	—	—	(4,103)	(4,103)
Stock option exercises	831,901	1	6,437	—	—	—	6,438
Repurchase of early exercised options	(3,981)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	127	—	—	—	127
Vesting of restricted stock units	126,346	—	—	—	—	—	—
Stock-based compensation	—	—	14,009	—	—	—	14,009
Unrealized gain on available-for-sale securities	—	—	—	—	58	—	58
Foreign currency translation adjustment	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(33,240)	(33,240)
Balances as of April 30, 2019	55,276,076	55	775,185	(1,319)	(103)	(525,950)	247,868
Stock option exercises	665,543	1	4,913	—	—	—	4,914
Repurchase of early exercised options	(209)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	70	—	—	—	70
Vesting of restricted stock units	206,587	—	—	—	—	—	—
Stock-based compensation	—	—	17,662	—	—	—	17,662
Issuance of common stock under the Employee Stock Purchase Plan	90,619	—	6,394	—	—	—	6,394
Unrealized gain on available-for-sale securities	—	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	—	—	(250)	—	(250)
Net loss	—	—	—	—	—	(37,336)	(37,336)
Balances as of July 31, 2019	56,238,616	56	804,224	(1,319)	(332)	(563,286)	239,343
Stock option exercises	232,389	1	1,933	—	—	—	1,934
Repurchase of early exercised options	(542)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	53	—	—	—	53
Vesting of restricted stock units	208,199	—	—	—	—	—	—
Stock-based compensation	—	—	19,367	—	—	—	19,367
Unrealized gain on available-for-sale securities	—	—	—	—	219	—	219
Foreign currency translation adjustment	—	—	—	—	302	—	302
Net loss	—	—	—	—	—	(42,383)	(42,383)
Balances as of October 31, 2019	56,678,662	$57	$825,577	$(1,319)	$189	$(605,669)	$218,835
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities
Net loss	$(191,143)	$(112,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,515	9,824
Stock-based compensation	108,044	51,038
Amortization of debt discount and issuance costs	36,577	9,833
Amortization of finance right-of-use assets	2,981	2,982
Amortization of operating right-of-use assets	4,747	2,055
Non-cash interest on finance lease liabilities	—	1,823
Deferred income taxes	(88)	(4,541)
Accretion of discount on short-term investments	383	(3,619)
Unrealized foreign exchange (gain) loss	(1,915)	—
Change in operating assets and liabilities:
Accounts receivable	(4,157)	5,123
Prepaid expenses and other current assets	247	189
Deferred commissions	(17,161)	(12,205)
Other long-term assets	(117)	(148)
Accounts payable	743	(152)
Accrued liabilities	19,633	16,176
Operating lease liabilities	(2,737)	(1,979)
Deferred revenue	5,765	14,898
Other liabilities, non-current	4,655	740
Net cash used in operating activities	(24,028)	(20,922)
Cash flows from investing activities
Purchases of property and equipment	(10,942)	(2,350)
Acquisition, net of cash acquired	—	(38,629)
Investment in non-marketable securities	(500)	—
Proceeds from maturities of marketable securities	540,000	410,000
Purchases of marketable securities	(812,574)	(363,530)
Net cash provided by (used in) investing activities	(284,016)	5,491
Cash flows from financing activities
Payments of issuance costs for convertible senior notes	(4,154)	—
Proceeds from exercise of stock options, including early exercised stock options	13,798	13,283
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	8,963	6,394
Repurchase of early exercised stock options	(11)	(35)
Principal repayments of finance leases	(3,450)	(798)
Proceeds from tenant improvement allowance on finance lease	856	—
Net cash provided by financing activities	16,002	18,844
Effect of exchange rate changes on cash, cash equivalents and restricted cash	618	62
Net increase (decrease) in cash, cash equivalents and restricted cash	(291,424)	3,475
Cash, cash equivalents and restricted cash, beginning of period	706,706	148,347
Cash, cash equivalents and restricted cash, end of period	$415,282	$151,822
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$1,145	$2,211
Interest expense	$4,387	$1,125
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above
Cash and cash equivalents	$414,762	$151,307
Restricted cash, non-current	520	515
Total cash, cash equivalents and restricted cash	$415,282	$151,822
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of October 31, 2020, the interim condensed consolidated statements of stockholders’ equity for the three and nine months ended October 31, 2020 and 2019, the interim condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended October 31, 2020 and 2019 and the interim condensed consolidated statements of cash flows for the nine months ended October 31, 2020 and 2019 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of October 31, 2020, its statements of stockholders’ equity as of October 31, 2020 and 2019, its results of operations and of comprehensive loss for the three and nine months ended October 31, 2020 and 2019 and its statements of cash flows for the nine months ended October 31, 2020 and 2019. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2021 or for any other future year or interim period.
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
Use of Estimates
The preparation of the interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, fair value of the liability component of the convertible debt, fair value of common stock prior to the initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of non-marketable securities and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
The ongoing COVID-19 pandemic has resulted in a global slowdown of economic activity that is likely to continue to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time. The Company currently expects its revenue to continue to be negatively impacted by the slowdown in activity associated with the ongoing COVID-19 pandemic in the near-term.

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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the three and nine months ended October 31, 2020 and 2019. As of October 31, 2020 and January 31, 2020, there were no material amounts payable to or amounts receivable from related parties.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in the Company’s 2020 Form 10-K other than (1) with respect to the Company’s recent investments in non-marketable securities during the three months ended October 31, 2020, as described in “Non-marketable Securities” below, and (2) as a result of the Company’s adoption of the new accounting guidance related to current expected credit losses, effective February 1, 2020, as discussed in “Recently Adopted Accounting Pronouncements - Credit Losses” below. Further disclosures with respect to the Company’s credit losses are also included in Note 3, Fair Value Measurements and Note 8, Revenue.
Non-marketable Securities
Non-marketable securities consist of equity investments in privately-held companies, which are classified as other assets on the consolidated balance sheets. These non-marketable equity securities do not have readily determinable fair values. Under the measurement alternative election, the Company accounts for these non-marketable securities at cost and adjusted for observable price changes in orderly transactions for the identical or similar investments of the same issuer or upon impairment and are not eligible for the net-asset-value practical expedient from fair value measurement. The measurement alternative election is reassessed each reporting period to determine whether the non-marketable securities continue to be eligible for this election.
The Company periodically evaluates its non-marketable securities for impairment when events and circumstances indicate that the carrying amount of the investment may not be recovered. Impairment indicators may include, but are not limited to, a significant deterioration in earnings performance, credit rating, asset quality or business outlook or a significant adverse change in the regulatory, economic, or technological environment.
During the three months ended October 31, 2020, the Company invested an aggregate $0.5 million in cash in non-marketable equity securities of two privately-held system integrators in an effort to accelerate such companies’ development of expertise with respect to MongoDB’s offerings. The Company evaluated its ownership, contractual and other interests in these entities and determined the Company has a variable interest in both entities. The Company’s maximum loss exposure is limited to the carrying value of these investments. The Company determined that, as of October 31, 2020, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements, as the Company was not the primary beneficiary and did not have the power to direct activities that most significantly impact the entities’ economic performance.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
New Accounting Pronouncements Not Yet Adopted
Debt. In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new standard simplifies the accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that required separate accounting for embedded conversion features. Accordingly, under ASU 2020-06, convertible debt instruments will likely be reported as a single liability instrument with no separate accounting for embedded conversion features. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Additionally, among other changes, the new guidance eliminates some of the conditions for equity classification in ASC 815-40-25 for contracts in an entity’s own equity, thereby permitting these equity contracts to qualify for the derivative scope exception. The new standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for the Company beginning February 1, 2022, although early adoption is permitted for fiscal periods beginning February 1, 2021. The new standard can be adopted using either a modified or full retrospective transition method. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and intends to early adopt the new standard on February 1, 2021.
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
3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of October 31, 2020 and January 31, 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurement at October 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$286,167	$—	$—	$286,167
Short-term investments:
U.S. government treasury securities	551,539	—	—	551,539
Total financial assets	$837,706	$—	$—	$837,706

	Fair Value Measurement at January 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$623,856	$—	$—	$623,856
Short-term investments:
U.S. government treasury securities	280,326	—	—	280,326
Total financial assets	$904,182	$—	$—	$904,182
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of October 31, 2020 and January 31, 2020. As of October 31, 2020 and January 31, 2020, gross unrealized gains and losses for cash equivalents and short-term investments were not material. Accordingly, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of October 31, 2020. Gross realized gains and losses were immaterial for each of the three and nine month periods ended October 31, 2020 and 2019.
Convertible Senior Notes
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at October 31, 2020 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.
Non-marketable Securities
As of October 31, 2020, the total amount of non-marketable equity securities included in other assets on the Company’s condensed consolidated balance sheets was $0.5 million. The Company did not have any such non-marketable securities in any prior periods. Refer to Note 2, Summary of Significant Accounting Policies, for further details. The Company classifies these assets as Level 3 within the fair value hierarchy only if an impairment or observable price changes in orderly transactions are recognized on these non-marketable equity securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities. For the three and nine months ended October 31, 2020, there have been no adjustments to the carrying values of the Company’s non-marketable securities.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Goodwill and Acquired Intangible Assets, Net
As of October 31, 2020, there have been no changes to the carrying amount of goodwill from the balance presented as of January 31, 2020. The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	October 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(15,590)	$19,110
Domain name	155	(155)	—
Customer relationships	15,200	(5,910)	9,290
Total	$50,055	$(21,655)	$28,400

	January 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(11,495)	$23,205
Domain name	155	(151)	4
Customer relationships	15,200	(3,630)	11,570
Total	$50,055	$(15,276)	$34,779
Acquired intangible assets are amortized on a straight-line basis. As of October 31, 2020, the weighted-average remaining useful lives of identifiable, acquisition-related intangible assets was 3.5 years for developed technology and 3.1 years for customer relationships. Amortization expense of intangible assets was $2.1 million and $6.4 million for the three and nine months ended October 31, 2020, respectively. Amortization expense for developed technology and the domain name was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s condensed consolidated statements of operations.
As of October 31, 2020, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2021	$2,125
2022	8,500
2023	8,500
2024	7,825
2025	1,450
Total	$28,400
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
During the three months ended October 31, 2020, the conditional conversion feature of the 2024 Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on October 30, 2020 (the last trading day of the fiscal quarter) and therefore the 2024 Notes are currently convertible, in whole or in part, at the option of the holders from November 1, 2020 through January 31, 2021. Whether the 2024 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. During the nine months ended October 31, 2020, the Company converted immaterial amounts of their 2024 Notes to certain holders, unrelated to the 2024 Notes Partial Repurchase. Since the Company has the election of repaying the 2024 Notes in cash, shares of the Company’s Class A common stock, or a combination of both, the Company continued to classify the liability component of the 2024 Notes as long-term debt on the Company’s consolidated balance sheet as of October 31, 2020.
During the three months ended October 31, 2020, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible during the three and nine months ended October 31, 2020 and the liability component was classified as long-term debt on the Company’s condensed consolidated balance sheet as of October 31, 2020.
The net carrying amounts of the liability component of the 2024 Notes and 2026 Notes were as follows (in thousands):

	October 31, 2020
	2024 Notes	2026 Notes
Principal	$90,001	$1,150,000
Unamortized debt discount	(16,477)	(260,875)
Unamortized debt issuance costs	(1,338)	(13,659)
Net carrying amount	$72,186	$875,466
As of October 31, 2020, the total estimated fair values (Level 2) of the outstanding 2024 Notes and the 2026 Notes were approximately $327.2 million and $1.51 billion, respectively. The fair values were determined based on the closing trading price per $100 of the 2024 Notes and 2026 Notes as of the last day of trading for the period. The fair values of the 2024 Notes and 2026 Notes are primarily affected by the trading price of the Company’s Class A common stock and market interest rates.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the interest expense related to the 2024 Notes and 2026 Notes (in thousands):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
	2024 Notes	2026 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Contractual interest expense	$168	$718	$563	$—	$506	$2,156	$1,688	$—
Amortization of debt discount	1,002	10,826	3,132	—	2,958	32,058	9,248	—
Amortization of issuance costs	70	469	202	—	203	1,366	585	—
Total	$1,240	$12,013	$3,897	$—	$3,667	$35,580	$11,521	$—
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
•February 1, 2020 was the lease commencement date for the Company’s agreement, signed in December 2019, to lease approximately 40,000 square feet of office space in Dublin, Ireland for a term of 12 years with two five-year renewal options. This agreement was determined to be an operating lease with total estimated aggregate base rent payments, excluding the renewal options, of approximately $27.0 million, based on the exchange rates as of February 1, 2020.
•July 1, 2020 was the lease commencement date for the Company’s agreement, signed in October 2019, to lease an additional 21,000 square feet of office space in New York City for a term of 64 months with no renewal period. The total aggregate base rent payments for this operating lease are $8.4 million with payments beginning 4 months subsequent to the commencement date.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$993	$994	$2,981	$2,982
Interest on lease liabilities	852	916	2,604	2,739
Operating lease cost	2,335	1,152	6,189	3,505
Short-term lease cost	435	785	1,968	1,488
Total lease cost	$4,615	$3,847	$13,742	$10,714
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	October 31, 2020	January 31, 2020
Finance Lease:
Property and equipment, net	$36,431	$39,411
Other accrued liabilities	4,159	4,633
Other liabilities, non-current	55,607	59,257
Operating Leases:
Operating lease right-of-use assets	$36,909	$11,147
Operating lease liabilities (current)	4,314	3,750
Operating lease liabilities, non-current	36,501	8,113
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Nine Months Ended October 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$2,604	$916
Operating cash flows from operating leases	4,146	3,204
Financing cash flows from finance lease	3,450	798
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$30,593	$3,930
Weighted-average remaining lease term (in years):
Finance lease	9.2	10.2
Operating leases	7.9	4.3
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	4.6%	6.1%

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of October 31, 2020 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2021	$1,346	$1,141
2022	8,073	7,638
2023	8,073	7,682
2024	8,073	6,768
2025	8,445	5,694
Thereafter	42,829	20,033
Total minimum payments	76,839	48,956
Less imputed interest	(17,073)	(8,141)
Present value of future minimum lease payments	59,766	40,815
Less current obligations under leases	(4,159)	(4,314)
Non-current lease obligations	$55,607	$36,501
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
7. Commitments and Contingencies
Non-cancelable Material Commitments
During the nine months ended October 31, 2020, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2020 Form 10-K.
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property claims, labor and employment claims and breach of contract claims. For example, on March 12, 2019, Realtime Data (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief. In August 2019, the District Court approved the Company and Realtime’s stipulation to stay Realtime’s lawsuit against the Company pending the outcome of Realtime's appeal of the District Court's decision to invalidate two of the asserted patents in a separate action. On October 23, 2020, the Federal Circuit issued its opinion on the appeal and remanded that action back to the District Court for further proceedings. The stay on proceedings in Realtime’s lawsuit against the Company remains in place at this time.
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of October 31, 2020 and January 31, 2020, therefore, the Company has not recorded an accrual for such contingencies.

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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Primary geographical markets:
Americas	$93,255	$71,332	$261,836	$194,055
EMEA	44,552	30,374	123,762	83,504
Asia Pacific	12,964	7,735	33,783	20,638
Total	$150,771	$109,441	$419,381	$298,197

Subscription product categories and services:
MongoDB Atlas-related	$71,110	$44,133	$186,354	$111,783
Other subscription	72,959	59,694	215,049	170,194
Services	6,702	5,614	17,978	16,220
Total	$150,771	$109,441	$419,381	$298,197
Customers located in the United States accounted for 57% of total revenue for both the three and nine months ended October 31, 2020, and 61% and 60% of total revenue for the three and nine months ended October 31, 2019, respectively. Customers located in the United Kingdom accounted for 10% of total revenue for both the three and nine months ended October 31, 2020, and 9% and 10% for the three and nine months ended October 31, 2019, respectively. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consists of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of October 31, 2020 and January 31, 2020 was $195.8 million and $190.8 million, respectively. Approximately 35% and 37% of the total

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

revenue recognized for the nine months ended October 31, 2020 and 2019, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of October 31, 2020, the aggregate transaction price allocated to remaining performance obligations was $217.7 million. Approximately 55% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of October 31, 2020, unbilled receivables were $7.0 million.
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

Allowance for Doubtful Accounts
Balance at January 31, 2020	$2,515
Adoption of new accounting standard	50
Provision	3,426
Recoveries/write-offs	(1,281)
Balance at October 31, 2020	$4,710
The Company is closely monitoring the potential impact from the ongoing COVID-19 pandemic and associated global economic uncertainty on its business. A higher allowance was recorded during the nine months ended October 31, 2020 due to the potential adverse impact the ongoing COVID-19 pandemic may have on factors that affect the Company’s estimate of current expected credit losses, including possible financial difficulties faced by a portion of the Company’s customers.
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $94.1 million as of October 31, 2020. Amortization expense with respect to deferred commissions was $7.2 million and $20.5 million for the three and nine months ended October 31, 2020, respectively, and $4.9 million and $13.9 million for the three and nine months ended October 31, 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
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
Stock Options

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table summarizes stock option activity for the nine months ended October 31, 2020 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2020	6,178,999	$7.60	5.7	$965,860
Stock options exercised	(1,832,500)	7.55
Stock options forfeited and expired	(81,338)	9.14
Balance - October 31, 2020	4,265,161	$7.59	5.0	$942,099
Vested and exercisable - January 31, 2020	4,693,273	$7.08	5.4	$736,034
Vested and exercisable - October 31, 2020	3,708,457	$7.23	4.9	$820,453
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
The following table summarizes RSU activity for the nine months ended October 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2020	3,281,431	$102.30
RSUs granted	1,611,032	171.05
RSUs vested	(857,570)	99.55
RSUs forfeited and canceled	(364,169)	114.03
Unvested - October 31, 2020	3,670,724	$131.95
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. During the nine months ended October 31, 2020, the Company issued 84,482 shares of Class A common stock under the 2017 ESPP. The Company’s current offering period began June 16, 2020 and is expected to end December 15, 2020.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of revenue—subscription	$2,446	$1,274	$6,508	$3,476
Cost of revenue—services	1,513	793	4,142	2,107
Sales and marketing	14,696	6,844	38,754	17,728
Research and development	15,442	6,879	41,415	17,513
General and administrative	5,855	3,577	17,225	10,214
Total stock-based compensation expense	$39,952	$19,367	$108,044	$51,038
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
For periods in which there were Class B shares outstanding, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. Each share of Class A common stock was and is entitled to one vote per share and each share of Class B common stock was entitled to ten votes per share. As the liquidation and dividend rights were identical for Class A and Class B common stock, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share would, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(72,651)	$(42,383)	$(191,143)	$(112,959)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	59,368,167	56,411,779	58,476,521	55,600,484

Net loss per share, basic and diluted	$(1.22)	$(0.75)	$(3.27)	$(2.03)
The shares underlying the conversion option in the 2024 Notes and 2026 Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the 2024 Notes and 2026 Notes as of October 31, 2020 would have been convertible into approximately 6.8 million shares of the Company’s Class A common stock. However, the Company currently expects to settle the principal amount of the 2024 Notes and 2026 Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the 2024 Notes and 2026 Notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the 2024 Notes and $211.20 per share for the 2026 Notes. In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes and 2026 Notes.
During the three months ended October 31, 2020, the average market price of the Company’s Class A common stock was $227.97, which exceeded the initial conversion price of the 2024 Notes. As of October 31, 2020, the Company had not received any material conversion notices for the 2024 Notes. For disclosure purposes, the Company calculated the potentially dilutive effect of the conversion spread for the 2024 Notes, which is included in the table below. The Company excluded the potentially dilutive effect of the conversion spread for the 2026 Notes as the average market price of the Company’s Class A common stock during the three months ended October 31, 2020 was below the conversion price of the 2026 Notes.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Stock options pursuant to the 2016 Equity Incentive Plan	1,234,642	2,042,636	1,434,388	2,242,253
Stock options pursuant to the 2008 Stock Incentive Plan (previously options to purchase Class B common stock)	3,614,730	4,805,226	4,013,050	5,230,288
Unvested restricted stock units	3,871,174	2,876,802	3,925,426	2,790,999
Early exercised stock options	2,831	22,940	6,418	33,900
Shares underlying the conversion spread in the convertible senior notes	925,870	2,171,371	841,126	2,175,450

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Income Taxes
The Company recorded a provision for income taxes of $0.9 million and $2.1 million for the three and nine months ended October 31, 2020, respectively, and a provision for (benefit from) income taxes of $0.6 million and $(2.9) million for the three and nine months ended October 31, 2019, respectively. The provision recorded during the nine months ended October 31, 2020 was driven by an increase in foreign taxes as the Company continued its global expansion, partially offset by a tax benefit related to current period gains recorded in other comprehensive income that resulted from unrealized gains on investments and a tax benefit related to true-up adjustments from the adoption of ASC 842. The Company no longer benefits from excess tax deductions in the United Kingdom as those deferred tax assets were reduced by a valuation allowance as of October 31, 2020. The calculation of income taxes is based upon the estimated annual effective tax rates for the year applied to the current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of certain payroll taxes, technical corrections to tax depreciation methods for qualified improvement property, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements for the nine months ended October 31, 2020. The Company will continue to monitor any effects that may result from the CARES Act.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the “2020 Form 10-K”). All information presented herein is based on our fiscal calendar year, which ends January 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years.
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
Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications, while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount was 2,334 as of October 31, 2020, an increase from 1,660 as of October 31, 2019.
We generate revenue primarily from sales of subscriptions, which accounted for 96% of our total revenue for both the three and nine months ended October 31, 2020, and 95% of our total revenue for both the three and nine months ended October 31, 2019. Our primary subscription package is MongoDB Enterprise Advanced, which represented 43% and 46% of our subscription revenue for the three and nine months ended October 31, 2020, respectively, and 46% and 51% of our subscription revenue for the three and nine months ended October 31, 2019, respectively. MongoDB Enterprise Advanced is our comprehensive offering for enterprise customers that can be run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform.

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
We introduced MongoDB Atlas in June 2016. MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three and nine months ended October 31, 2020, MongoDB Atlas revenue represented 47% and 44% of our total revenue, respectively, and during the three and nine months ended October 31, 2019, MongoDB Atlas revenue represented 40% and 37% of our total revenue, respectively, reflecting the continued growth of MongoDB Atlas since its introduction. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual commitments and pay in advance or are invoiced monthly based on usage. Given our platform has been downloaded from our website more than 130 million times since February 2009 and over 55 million times in the last 12 months alone, a core component of our growth strategy for MongoDB Atlas is to convert developers and their organizations who are already using Community Server to become customers of MongoDB Atlas and enjoy the benefits of a managed offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% of our total revenue for both the three and nine months ended October 31, 2020, and 5% of our total revenue for both the three and nine months ended October 31, 2019. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the data management software market, is forecast to be $68 billion in 2020 growing to approximately $106 billion in 2024, representing a 12% compound annual growth rate. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Impact of the Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic has continued to impact the U.S. and the world. As a result, authorities have implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although some jurisdictions previously relaxed such restrictions, in many cases these restrictions have been or may in the future be re-instituted, and other jurisdictions are imposing restrictions for the first time. As the COVID-19 pandemic continues to spread, it is highly uncertain to what extent and when restrictions will be lifted in various jurisdictions. The full extent of the impact of the ongoing COVID-19 pandemic on our future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, related public health measures, their impact on the global economy and their impact on our current and prospective customers, employees, vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted.
We adopted several measures in response to the COVID-19 pandemic, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and replacing in-person marketing events (including our annual developer conference) with virtual events. We have informed our employees that they may continue to elect to work remotely through July 1, 2021, even if their office reopens.
While the broader implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, we currently expect our revenue to continue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic and global uncertainty in the near term. In addition, we recorded a higher allowance during the nine months ended October 31, 2020 due to the potential adverse impact the ongoing COVID-19 pandemic may have on factors that affect our estimate of current expected credit losses, including possible financial difficulties faced by a portion of our customers, in accordance with the recently adopted accounting standard for credit losses.

During the nine months ended October 31, 2020, we experienced a decrease in our travel costs due to global travel restrictions and stay-at-home or similar orders in effect as a result of the ongoing COVID-19 pandemic. We expect those lower travel costs to continue in the near-term. We have invested and intend to continue to invest a portion of these savings in additional marketing program spend and research and development headcount.
We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. For further discussion of the potential impacts of the ongoing COVID-19 pandemic on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Other factors affecting our performance are discussed below, although we caution you that the ongoing COVID-19 pandemic may also further impact these factors.
Key Factors Affecting Our Performance
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of October 31, 2020, we had over 22,600 customers across a wide range of industries and in over 100 countries, compared to over 15,900 customers as of October 31, 2019. All affiliated entities are counted as a single customer.
Our customer count as of October 31, 2020 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) users acquired from mLab who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of October 31, 2020, we had over 2,800 customers that were sold through our direct sales force and channel partners, as compared to over 1,900 such customers as of October 31, 2019. These customers, which we refer to as our Direct Sales Customers, accounted for 82% and 81% of our subscription revenue for the three and nine months ended October 31, 2020, respectively, and 78% of our subscription revenue for both the three and nine months ended October 31, 2019. The percentage of our subscription revenue from Direct Sales Customers increased, in part, due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. After launching in June 2016, we had over 21,100 MongoDB Atlas customers as of October 31, 2020. The growth in MongoDB Atlas customers included customers from mLab and Realm, as described above, as well as new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
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
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 898 and 688 as of October 31, 2020 and 2019, respectively. Prior to January 31, 2020, ARR related to Direct Sales Customers of MongoDB Atlas was based on their contractual commitments, regardless of their actual consumption. To better reflect actual customer behavior, we modified our ARR calculation related to Direct Sales Customers of MongoDB Atlas to incorporate their prior 90 days of actual consumption. The impact of this change on prior reported periods is immaterial. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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
Three and Nine Months Ended October 31, 2020 Summary
For the three months ended October 31, 2020, our total revenue was $150.8 million as compared to $109.4 million for the three months ended October 31, 2019. Our net loss was $72.7 million for the three months ended October 31, 2020 as compared to $42.4 million for the three months ended October 31, 2019.
For the nine months ended October 31, 2020, our total revenue was $419.4 million as compared to $298.2 million for the nine months ended October 31, 2019. Our net loss was $191.1 million for the nine months ended October 31, 2020 as compared to $113.0 million for the nine months ended October 31, 2019.
Our operating cash flow was $(24.0) million and $(20.9) million for the nine months ended October 31, 2020 and 2019, respectively. Our free cash flow was $(38.4) million and $(24.1) million for the nine months ended October 31, 2020 and 2019, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Consolidated Statements of Operations Data:
Revenue:
Subscription	$144,069	$103,827	$401,403	$281,977
Services	6,702	5,614	17,978	16,220
Total revenue	150,771	109,441	419,381	298,197
Cost of revenue:
Subscription(1)	38,642	26,497	103,240	73,465
Services(1)	7,468	5,694	22,851	17,100
Total cost of revenue	46,110	32,191	126,091	90,565
Gross profit	104,661	77,250	293,290	207,632
Operating expenses:
Sales and marketing(1)	83,214	57,015	227,417	156,659
Research and development(1)	54,363	39,387	149,250	107,395
General and administrative(1)	25,175	19,562	66,534	50,541
Total operating expenses	162,752	115,964	443,201	314,595
Loss from operations	(58,091)	(38,714)	(149,911)	(106,963)
Other expense, net	(13,634)	(3,110)	(39,090)	(8,916)
Loss before provision for (benefit from) income taxes	(71,725)	(41,824)	(189,001)	(115,879)
Provision for (benefit from) income taxes	926	559	2,142	(2,920)
Net loss	$(72,651)	$(42,383)	$(191,143)	$(112,959)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of revenue—subscription	$2,446	$1,274	$6,508	$3,476
Cost of revenue—services	1,513	793	4,142	2,107
Sales and marketing	14,696	6,844	38,754	17,728
Research and development	15,442	6,879	41,415	17,513
General and administrative	5,855	3,577	17,225	10,214
Total stock‑based compensation expense	$39,952	$19,367	$108,044	$51,038

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Percentage of Revenue Data:
Revenue:
Subscription	96%	95%	96%	95%
Services	4%	5%	4%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	26%	24%	25%	25%
Services	5%	5%	5%	5%
Total cost of revenue	31%	29%	30%	30%
Gross profit	69%	71%	70%	70%
Operating expenses:
Sales and marketing	55%	52%	54%	53%
Research and development	36%	36%	36%	36%
General and administrative	17%	18%	16%	17%
Total operating expenses	108%	106%	106%	106%
Loss from operations	(39)%	(35)%	(36)%	(36)%
Other expense, net	(9)%	(3)%	(10)%	(3)%
Loss before provision for (benefit from) income taxes	(48)%	(38)%	(45)%	(39)%
Provision for (benefit from) income taxes	—%	1%	1%	(1)%
Net loss	(48)%	(39)%	(46)%	(38)%
Comparison of the Three Months Ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Subscription	$144,069	$103,827	$40,242	39%
Services	6,702	5,614	1,088	19%
Total revenue	$150,771	$109,441	$41,330	38%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $40.2 million primarily due to $22.7 million from sales to new customers. The remainder of the increase in subscription revenue resulted from sales to our existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Subscription cost of revenue	$38,642	$26,497	$12,145	46%
Services cost of revenue	7,468	5,694	1,774	31%
Total cost of revenue	46,110	32,191	13,919	43%
Gross profit	$104,661	$77,250	$27,411	35%
Gross margin	69%	71%
Subscription	73%	74%
Services	(11)%	(1)%
The increase in subscription cost of revenue was primarily due to an $8.1 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $3.1 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher compensation costs from increased headcount in our services organization, partially offset by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic. Total headcount in our support and services organizations increased 32% from October 31, 2019 to October 31, 2020.
Our overall gross margin declined due to a decrease in subscription gross margin, which was impacted by the increase in stock-based compensation in our support organization. In addition, the impact of higher services compensation costs combined with lower utilization of our services personnel due to impacts of the ongoing COVID-19 pandemic resulted in a decrease in our services gross margin, which also negatively impacted our overall gross margin.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Sales and marketing	$83,214	$57,015	$26,199	46%
The increase in sales and marketing expense included $24.6 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 1,062 as of October 31, 2020 from 694 as of October 31, 2019, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $4.8 million from costs associated with our higher headcount, including higher commissions expense and higher facilities and computer hardware and software expenses. These increases were partially offset by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic.
Research and Development

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Research and development	$54,363	$39,387	$14,976	38%
The increase in research and development expense was primarily driven by a $18.6 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 28%. The increase in personnel costs was impacted by higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. These increases were partially offset by the full amortization of previously acquired developed technology intangible assets and the full amortization of the founder holdback associated with our acquisition of mLab.

General and Administrative

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
General and administrative	$25,175	$19,562	$5,613	29%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in higher personnel costs and stock-based compensation. These higher costs were partially offset by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic.
Other Income (Expense), net

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Other expense, net	$(13,634)	$(3,110)	$(10,524)	338%
The increase in other expense, net for the three months ended October 31, 2020 was primarily due to the amortization of debt discount and issuance costs, as well as interest expense, associated with our 0.25% convertible senior notes due 2026, which we issued in January 2020.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Provision for income taxes	$926	$559	$367	66%
The provision for income taxes during the three months ended October 31, 2020 was primarily due to an increase in foreign taxes as we continued our global expansion, partially offset by a tax benefit related to current period gains recorded in other comprehensive income that resulted from unrealized gains on investments. The provision for income taxes for the three months ended October 31, 2019 was primarily due to an increase in foreign taxes as we continued our global expansion.
Comparison of the Nine Months Ended October 31, 2020 and 2019
Revenue

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Subscription	$401,403	$281,977	$119,426	42%
Services	17,978	16,220	1,758	11%
Total revenue	$419,381	$298,197	$121,184	41%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $119.4 million primarily due to $46.5 million from sales to new customers, including mLab customers. The remainder of the increase in subscription revenue resulted from sales to existing customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Subscription cost of revenue	$103,240	$73,465	$29,775	41%
Services cost of revenue	22,851	17,100	5,751	34%
Total cost of revenue	126,091	90,565	35,526	39%
Gross profit	$293,290	$207,632	$85,658	41%
Gross margin	70%	70%
Subscription	74%	74%
Services	(27)%	(5)%
The increase in subscription cost of revenue was primarily due to a $20.6 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $7.1 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher compensation costs from increased headcount in our services organization and higher expense associated with our China Stock Appreciation Rights Plan, partially offset by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic. Total headcount in our support and services organizations increased 32% from October 31, 2019 to October 31, 2020.
Our subscription and overall gross margin remained flat. Our services gross margin was impacted by higher compensation costs combined with lower utilization of our services personnel due to impacts of the ongoing COVID-19 pandemic and is subject to fluctuations as a result of timing of sales of standalone consulting and training services.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Sales and marketing	$227,417	$156,659	$70,758	45%
The increase in sales and marketing expense included $64.2 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 1,062 as of October 31, 2020 from 694 as of October 31, 2019, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $16.5 million from costs associated with our higher headcount, including higher commissions expense and higher facilities and computer hardware and software expenses, as well as higher spend on marketing programs. These increases were partially offset by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic.
Research and Development

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Research and development	$149,250	$107,395	$41,855	39%
The increase in research and development expense was primarily driven by a $46.7 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 28%. The increase in personnel costs was impacted by higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. These increases were partially offset by the full amortization of previously acquired developed technology intangible assets and the full amortization of the founder holdback associated with our acquisition of mLab.

General and Administrative

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
General and administrative	$66,534	$50,541	$15,993	32%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in higher personnel costs and stock-based compensation. These higher costs were partially offset by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic. The prior-year period included $0.6 million of costs associated with our acquisition of Realm, with no comparable costs for the nine months ended October 31, 2020.
Other Income (Expense), net

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Other expense, net	$(39,090)	$(8,916)	$(30,174)	338%
The increase in other expense, net for the nine months ended October 31, 2020 was primarily due to the amortization of debt discount and issuance costs, as well as interest expense, associated with our 0.25% convertible senior notes due 2026, which we issued in January 2020.
Provision for (Benefit from) Income Taxes

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2020	2019	$	%
Provision for (benefit from) income taxes	$2,142	$(2,920)	$5,062	nm
The provision for income taxes during the nine months ended October 31, 2020 was primarily due to an increase in foreign taxes as we continued our global expansion, partially offset by a tax benefit related to current period gains recorded in other comprehensive income that resulted from unrealized gains on investments. The benefit for income taxes for the nine months ended October 31, 2019 was primarily due to a non-recurring tax benefit associated with the acquisition of Realm intangible assets, which reduced our deferred tax asset and the related valuation allowance.

Liquidity and Capital Resources
As of October 31, 2020, we had cash, cash equivalents, short‑term investments and restricted cash totaling $966.8 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. As of October 31, 2020, we had an accumulated deficit of $859.6 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, the continuing market acceptance of our subscriptions and services and the impact of the ongoing COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the ongoing COVID-19 pandemic on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Nine Months Ended October 31,
	2020	2019
Net cash used in operating activities	$(24,028)	$(20,922)
Net cash provided by (used in) investing activities	(284,016)	5,491
Net cash provided by financing activities	16,002	18,844

Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures, principal repayments of finance lease liabilities and capitalized software development costs, if any. During each of the nine months ended October 31, 2020 and 2019, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures, principal repayments of finance lease liabilities and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated (unaudited, in thousands):

	Nine Months Ended October 31,
	2020	2019
Net cash used in operating activities	$(24,028)	$(20,922)
Capital expenditures	(10,942)	(2,350)
Principal repayments of finance leases	(3,450)	(798)
Capitalized software	—	—
Free cash flow	$(38,420)	$(24,070)
Operating Activities
Cash used in operating activities during the nine months ended October 31, 2020 was $24.0 million primarily driven by our net loss of $191.1 million, which was partially offset by non‑cash charges of $108.0 million for stock‑based compensation, $36.6 million for the amortization of our debt discount and issuance costs, $9.5 million for depreciation and amortization and $7.7 million for lease-related non-cash charges. Accrued and other liabilities increased by $24.3 million primarily from commissions, bonuses and related payroll taxes accrued as of October 31, 2020. Our overall sales growth increased our deferred commissions by $17.2 million, our accounts receivable by $4.2 million and our deferred revenue by $5.8 million.
Cash used in operating activities during the nine months ended October 31, 2019 was $20.9 million primarily driven by our net loss of $113.0 million, which was partially offset by non‑cash charges of $51.0 million for stock‑based compensation, $9.8 million for the amortization of our debt discount and issuance costs, $9.8 million for depreciation and amortization and $4.8 million for lease-related non-cash charges. In addition, our cash collections decreased our accounts receivable by $5.1 million and increased our deferred revenue by $14.9 million, reflecting the overall growth of our sales and our expanding customer base. Additionally, our accrued liabilities increased $16.2 million, primarily from commissions and bonuses accrued as of October 31, 2019. Partially offsetting these benefits to our operating cash flow were increases of $12.2 million in deferred commissions, non-cash benefits of $4.5 million from the non-recurring tax benefit associated with the acquisition of Realm intangible assets and $3.6 million from the non-cash benefit associated with the discount on our short-term investments.
Investing Activities
Cash used in investing activities during the nine months ended October 31, 2020 of $284.0 million resulted from the purchases of marketable securities and property and equipment, partially offset by maturities of marketable securities. In addition, we used $0.5 million of net cash to purchase non-marketable securities.

Cash provided by investing activities during the nine months ended October 31, 2019 of $5.5 million resulted from the maturities of marketable securities, partially offset by purchases of marketable securities and property and equipment. In addition, we used $38.6 million of net cash to acquire Realm.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2020 was $16.0 million, primarily due to proceeds from the exercises of stock options and from the issuance of Class A common stock under the Employee Stock Purchase Plan, partially offset by issuance costs related to our January 2020 offering of 0.25% convertible senior notes due 2026 that had been accrued as of January 31, 2020, as well as principal repayments of finance leases.
Cash provided by financing activities during the nine months ended October 31, 2019 was $18.8 million primarily due to the proceeds from the exercises of stock options, as well as proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
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
Off Balance Sheet Arrangements
As of October 31, 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off‑balance sheet arrangements or other purposes.
Contractual Obligations and Commitments
During the nine months ended October 31, 2020, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2020 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business. The uncertainty that exists with respect to the global economic impact of the ongoing COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to the quarter ended October 31, 2020.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of October 31, 2020, we had cash, cash equivalents, restricted cash and short-term investments of $966.8 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of October 31, 2020.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for any of the three- and six-month periods ended October 31, 2020 and 2019. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, on March 12, 2019, Realtime Data (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908 (the “908 Patent”), U.S. Patent No. 9,667,751 (the “751 Patent”) and U.S. Patent No. 8,933,825 (the “825 Patent”). The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief. In August 2019, the District Court approved the Company and Realtime’s stipulation to stay Realtime’s lawsuit against the Company pending the outcome of Realtime's appeal of the District Court's decision to invalidate two of the asserted patents in a separate action. On October 23, 2020, the Federal Circuit issued its opinion on the appeal and remanded that action back to the District Court for further proceedings. The stay on proceedings in Realtime’s lawsuit against the Company remains in place at this time.
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
Risk Factors Summary
Investing in our Class A common stock involves a high degree of risk because we are subject to numerous risks and uncertainties that could negatively impact our business, financial condition and results of operations, as more fully described below. These risks and uncertainties include, but are not limited to, the following:
•The ongoing COVID-19 pandemic, related economic downturn and measures taken in response to the pandemic could negatively impact our business, financial condition and results of operations.
•Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.
•We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
•We have a limited operating history, which makes it difficult to predict our future results of operations.
•We have a history of losses and as our costs increase, we may not be able to generate sufficient revenue to achieve or sustain profitability.
•Because we derive substantially all of our revenue from our database platform, failure of this platform to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects.
•We currently face significant competition and expect that intense competition will continue.
•If we do not effectively expand our sales and marketing organization, we may be unable to add new customers or increase sales to our existing customers.
•Our decision to offer Community Server under a new license, the Server Side Public License, may harm adoption of Community Server.
•We have invested significantly in our MongoDB Atlas offering, and if it fails to achieve market adoption, our business, results of operations and financial condition could be harmed.

•We could be negatively impacted if the AGPL, the SSPL and other open source licenses under which some of our software is licensed are not enforceable.
•Our licensing model for Community Server could negatively affect our ability to monetize and protect our intellectual property rights.
•We could incur substantial costs in protecting or defending our intellectual property rights and any failure to protect our intellectual property rights could reduce the value of our software and brand.
•If we are not able to introduce new features or services successfully and to make enhancements to our software or services, our business and results of operations could be adversely affected.
•We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
•If our security measures, or those of our service providers, are breached or unauthorized access to personal information or otherwise private or proprietary data is otherwise obtained, our software may be perceived as not being secure, customers may reduce or terminate their use of our software and we may face litigation, regulatory investigations, significant liability and reputational damage.
•If we are not able to maintain and enhance our brand, especially among developers, our business and results of operations may be adversely affected.
Risks Related to Our Business and Industry
The ongoing COVID-19 pandemic, related economic downturn and measures taken in response to the pandemic could negatively impact our business, financial condition and results of operations.

In light of the uncertain and continually evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, beginning March 2020, we took measures intended to help minimize the risk of the virus to our employees, our customers and the communities in which we participate, which could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Although shelter-in-place and similar orders are lifted in certain locations where we conduct operations, we have informed our employees that they may continue to elect to work remotely through July 1, 2021, even if their office re-opens. Further, shelter-in-place and similar orders in some jurisdictions have been and may in the future be re-instituted as rates of infection increase in those locations. As the COVID-19 pandemic continues to spread, it is highly uncertain to what extent and when restrictions will be lifted in various jurisdictions. Prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners and investors, and some of our business processes assume that employees can review and sign documents in person. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and, in sales and marketing, in particular, which could have longer term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. For example, remote work arrangements may result in decreased employee productivity and morale with increased regretted employee attrition. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. The extent to which the ongoing COVID-19 pandemic, the associated global economic uncertainty and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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
In particular, the ongoing COVID-19 pandemic and the associated global economic uncertainty may prevent us or our employees, contractors, suppliers, customers and other business partners from conducting marketing and other business activities for an indefinite period of time, which could materially and adversely impact our business, financial results and results of operations. Further, in response to the ongoing COVID-19 pandemic, many state, local and foreign governments have from time to time put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our contractors, suppliers, customers and other business partners. We expect the ongoing COVID-19 pandemic and the associated global economic uncertainty will likely continue to impact our sales pipeline and bookings. In addition, the ongoing COVID-19 pandemic could adversely affect workforces, customers, economies and financial markets globally, potentially leading to a sustained economic downturn. While it is not possible at this time to predict the duration and extent of the impact that the ongoing COVID-19 pandemic could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, the measures taken by governments, businesses and other organizations in response to COVID-19 and the associated global economic uncertainty could materially and adversely impact our business, financial condition or results of operations.
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
We release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. One of those key assumptions relates to the impact of the ongoing COVID-19 pandemic and the associated economic uncertainty on our business, which is inherently difficult to predict. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the ongoing COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-

looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
Increasing our customer base and achieving broader market acceptance of our subscription offerings and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in highly competitive markets. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. Our recent hires and planned hires may not become as productive as quickly as we expect, including as a result of the ongoing COVID-19 pandemic and remote work arrangements, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations could be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.
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
Our results of operations, including our revenue, operating expenses and cash flows may vary significantly in the future as a result of a variety of factors, many of which are outside of our control, may be difficult to predict and may or may not fully reflect the underlying performance of our business and period-to-period comparisons of our operating results may not be meaningful. Some of the factors that may cause our results of operations to fluctuate from quarter to quarter include:
•changes in actual and anticipated growth rates of our revenue, customers and other key operating metrics;
•new product announcements, pricing changes and other actions by competitors;
•the mix of revenue and associated costs attributable to subscriptions for our MongoDB Enterprise Advanced and MongoDB Atlas offerings (such as our non-cancelable multi-year cloud infrastructure capacity commitments, which require us to pay for such capacity irrespective of actual usage) and professional services, as such relative mix may impact our gross margins and operating income;
•the mix of revenue and associated costs attributable to sales where subscriptions are bundled with services versus sold on a standalone basis and sales by us and our partners;
•our ability to attract new customers;
•our ability to effectively expand our sales and marketing capabilities and teams;
•our ability to retain customers and expand their usage of our software, particularly for our largest customers;
•shelter-in-place or similar orders, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the ongoing COVID-19 pandemic;
•our inability to enforce the AGPL or SSPL;
•delays in closing sales, including the timing of renewals, which may result in revenue being pushed into the next quarter, particularly because a large portion of our sales occur toward the end of each quarter;

•the timing of revenue recognition;
•the mix of revenue attributable to larger transactions as opposed to smaller transactions;
•changes in customers’ budgets and in the timing of their budgeting cycles and purchasing decisions;
•customers and potential customers opting for alternative products, including developing their own in-house solutions, or opting to use only the free version of our products;
•fluctuations in currency exchange rates;
•our ability to control costs, including our operating expenses;
•the timing and success of new products, features and services offered by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our software;
•our failure to maintain the level of service uptime and performance required by our customers;
•the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress;
•changes in political and economic conditions, in domestic or international markets, including developments resulting from the recent United States presidential and congressional elections and change of administration in the United States;

•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those conditions related to the ongoing COVID-19 pandemic;
•sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•the impact of new accounting pronouncements; and
•fluctuations in stock-based compensation expense.
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
Cyberattacks and other malicious internet-based activity continue to increase and the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Additionally, due to the COVID-19 pandemic, nearly all of our employees are temporarily working remotely, which may pose additional data security risks. For example, we have seen an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the ongoing COVID-19 pandemic to their advantage. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service (“DoS”) attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We cannot guarantee that our security measures will be sufficient to protect against unauthorized access to or other compromise of the personal information and/or other confidential information of our employees or customers. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We may also experience security breaches that may remain undetected for an extended period.
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
Data privacy has become a significant issue in the United States, Europe and in many other countries and jurisdictions where we offer our software and services. Our software and services can be used to collect and store substantial amounts of personal information. We are subject to a variety of federal, state, local and foreign laws, directives, rules and regulations relating to the collection, use, storage, retention, security, disclosure, transfer, breach notification procedures and other processing of personal information. The regulatory framework for privacy issues is rapidly evolving and interpretation of these laws, rules and regulations and their application to our software and professional services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Gramm Leach Bliley Act and state laws relating to privacy, data security and data breaches. For example, California enacted the California Consumer Privacy Act (the “CCPA”) in 2018, which became effective on January 1, 2020, with implementing regulations that came into effect on August 14, 2020. The CCPA introduced new requirements regarding the handling of personal information of California consumers and households. The law gives individuals the right to request access to and deletion of their information and the right to opt out of sales of their personal information. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. Moreover, a new proposed privacy law, the California Privacy Rights Act (“CPRA”) recently was approved by California voters. The CCPA and the CPRA may increase our compliance costs and potential liability with respect to personal information we collect about California residents. California and other states may enact further privacy and data security legislation in the coming years. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including, but not limited to, the European Economic Area (“E.E.A.”), Switzerland, the United Kingdom (“U.K.”), Canada, Brazil and other countries. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.E.A, Switzerland and the U.K. is subject to the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018, and other European laws governing the processing of personal information. Data protection authorities in the E.E.A., Switzerland and the U.K. have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Since we act as a data processor for our MongoDB Atlas customers, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but because of the ambiguities in the GDPR and the evolving interpretation of the GDPR by data protection authorities, we cannot assure you that such steps are complete or effective. Countries outside Europe, including without limitation Brazil, which recently enacted the General Data Protection Law (Lei Geral Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018) are implementing significant limitations on the processing of personal information, similar to those in the GDPR.
Some of the foreign data protection laws, including without limitation the GDPR, may restrict the cross-border transfer of personal information, such as transfers of data to the United States from the E.E.A, Switzerland or the U.K. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal information. Following the invalidation of the E.U.-U.S. Privacy Shield Framework by the Court of Justice of the E.U. on July 16, 2020, European data protection authorities issued new guidance regarding the cross-border data transfers in reliance on Standard Contractual Clauses, which casts doubt on the legality of transfers of personal information to the U.S. from the E.E.A., Switzerland, or the U.K. In addition, the European Commission has proposed updates to the Standard Contractual Clauses. Any inability to transfer personal data to the U.S. from the E.E.A.,

Switzerland or the U.K. in compliance with the GDPR and European data protection laws may impede our ability to attract and retain customers and adversely affect our business and financial position.
In addition to Europe, countries that have enacted data protection laws, including Brazil, may issue regulations and other interpretations of such laws that may restrict cross-border transfers of personal information from those countries in a manner similar to the restrictions imposed by the GDPR.
In addition to the GDPR, the Privacy and Electronic Communications Directive 2002 (“e-Privacy Directive”) covers electronic marketing, the use of cookies (and similar technologies) and privacy and confidentiality in electronic communications that pertain to E.U. and U.K. residents. There are proposals to replace the e-Privacy Directive with an e-Privacy Regulation, currently in draft form. The draft e-Privacy Regulation seeks to improve individuals' privacy and updates the existing privacy and electronic communications regime to cover recent technological developments and bring it in line with the GDPR. Complying with foreign data protection laws like the GDPR, e-Privacy Directive and the e-Privacy Regulation (when it becomes effective) may cause us to incur substantial operational costs or require us to change our business practices. Despite our compliance efforts, we may not be successful in achieving compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. We may find it necessary to establish systems to maintain locally the personal information originating from the E.E.A., or to protect a person's privacy, which may involve substantial expense and distraction from other aspects of our business.
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
Our leadership team also plays a key role in our corporate culture. We recently hired a Chief Technology Officer, a Chief People Officer and a Chief Marketing Officer, and we may also recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, any of which could adversely impact our corporate culture. In addition, we may need to adapt our corporate culture and work environments to changing circumstances, such as during times of a natural disaster or pandemic, including the ongoing COVID-19 pandemic.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the fiscal years ended January 31, 2020, 2019 and 2018, total revenue generated from customers outside the United States was 41%, 39% and 37%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:
•changes in a specific country’s or region’s political or economic conditions;

•the need to adapt and localize our products for specific countries;
•greater difficulty collecting accounts receivable and longer payment cycles;
•unexpected changes in laws, regulatory requirements, taxes or trade laws;
•shelter-in-place or similar orders, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the ongoing COVID-19 pandemic;
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal information, particularly in EMEA;
•differing labor regulations, especially in EMEA, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•increased costs associated with international operations, including travel, real estate, infrastructure and legal compliance costs;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•the effect of other economic factors, including inflation, pricing and currency devaluation;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general preferences for local vendors;
•operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations, including relating to contract and intellectual property rights;
•limited or insufficient intellectual property protection or difficulties enforcing our intellectual property;
•political instability, social unrest, terrorist activities, natural disasters or regional or global outbreaks of contagious diseases, such as the ongoing COVID-19 pandemic;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and similar laws and regulations in other jurisdictions; and
•adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
The United Kingdom (the “U.K.”) formally left the E.U. on January 31, 2020, commonly referred to as Brexit. Under the terms of the withdrawal agreement, the U.K. will be subject to a transition period, which extends until December 31, 2020 (the “Transition Period”), during which E.U. rules will continue to apply. Negotiations between the U.K. and the E.U. are expected to continue in relation to their customs and trading relationship, following the expiry of the Transition Period. No agreement has yet been reached between the U.K. and the E.U., and it may be the case that no formal customs and trading agreement will be reached prior to the expiration of the transition period on December 31, 2020.
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
On November 1, 2018, we acquired ObjectLabs Corporation (“mLab”), a privately held company, headquartered in San Francisco, California, that offers cloud database services. On May 7, 2019, we acquired Tightdb, Inc. (“Realm”), a privately held mobile database company. The risks we face in connection with these and any future acquisitions include:
•an acquisition may negatively affect our results of operations because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•we may not be able to realize anticipated synergies;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company and we may experience increased customer churn with respect to the company acquired;
•we may encounter challenges integrating the employees of the acquired company into our company culture;

•for international transactions, we may face additional challenges related to the integration of operations across different cultures and languages and the economic, political and regulatory risks associated with specific countries;
•we may be unable to successfully sell any acquired products or increase adoption or usage of acquired products, or increase spend by acquired customers;
•our use of cash to pay for acquisitions would limit other potential uses for our cash;
•if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business, including financial maintenance covenants; and
•if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
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
As of October 31, 2020, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the ongoing COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which the ongoing COVID-19 pandemic may continue to impact our business is uncertain, however we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common has been and is likely to continue to be volatile. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•changes in how customers perceive the benefits of our product and future product offerings and releases;
•departures of key personnel;
•price and volume fluctuations in the overall stock market from time to time;
•fluctuations in the trading volume of our shares or the size of our public float;
•sales of large blocks of our Class A common stock;
•actual or anticipated changes or fluctuations in our results of operations;
•whether our results of operations meet the expectations of securities analysts or investors;
•changes in actual or future expectations of investors or securities analysts;
•significant data breach involving our software;
•litigation involving us, our industry, or both;
•regulatory developments in the United States, foreign countries or both;
•general economic conditions and trends;
•major catastrophic events in our domestic and foreign markets; and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include:
•a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by our Board of Directors, the chairperson of our Board of Directors or our chief executive officer, which limitations could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of a majority of the voting power of all of the then outstanding shares of the voting stock to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business (including our classified board structure) or certain provisions of our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our Board of Directors to amend our bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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

Additionally, the conditional conversion feature of the 2024 Notes was triggered during the three months ended October 31, 2020, as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2020 (the last trading day of the fiscal quarter). Therefore, the 2024 Notes are currently convertible at the option of the holders thereof, in whole or in part, from November 1, 2020 through January 31, 2021. Whether the 2024 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. Upon conversion of the 2024 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes being converted, which could adversely affect our liquidity.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
None.
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

MONGODB, INC.

Date: December 9, 2020	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)