Form 10-K
period 2021-01-31
MongoDB, Inc.
filed 2021-03-22
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Market on July 31, 2020 (the last business day of the registrant’s second fiscal quarter), was approximately $14.1 billion.
As of March 16, 2021, there were 61,186,431 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2021.

MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2021

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
Special Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative or plural of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:
•our future operating and financial performance, ability to generate positive cash flow and ability to achieve and sustain profitability;
•our ability to successfully anticipate and satisfy customer demands, including through the introduction of new features, products or services and the provision of professional services;
•the effects of increased competition in our market;
•our ability to expand our sales and marketing organization and to scale our business, including entering into new markets and managing our international expansion;
•the impact of the COVID-19 pandemic and any associated economic downturn on our future operating and financial performance;
•the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;
•our ability to continue to build and maintain credibility with the developer community;

•our ability to attract and retain customers to use our products;
•our ability to maintain, protect, enforce and enhance our intellectual property;
•the growth and expansion of the market for database products and our ability to penetrate such market;
•our ability to maintain the security of our software and adequately address privacy concerns;
•our ability to accurately forecast our sales cycle and make changes to our pricing model;
•our ability to form new and expand existing strategic partnerships;
•the attraction and retention of highly skilled and key personnel;
•our ability to enhance our brand;

•our ability to effectively manage our growth and future expenses and maintain our corporate culture; and
•our ability to comply with modified or new laws and regulations applying to our business.
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
Legacy relational databases were first developed in the 1970s and their underlying architecture remains largely unchanged even though the nature of applications, how they are deployed and their role in business have evolved dramatically. Modern software development is highly iterative and requires flexibility. Relational databases were not built to support the volume, variety and velocity of data being generated today, hindering application performance and developer productivity. In a relational database environment, developers are often required to spend significant time fixing and maintaining the linkages between modern applications and the rigid database structures that are inherent in relational offerings. Further, relational databases were built before cloud computing was popularized and were not designed for “always-on” globally distributed deployments. These factors have left developers and their organizations in need of more agile and effective database alternatives. A number of non-relational database alternatives have attempted to address the limitations of relational databases, but they have not achieved widespread developer mindshare and marketplace adoption due to technical trade-offs in their product architectures and the resulting compromises developers are required to make in application development. When we refer to a modern database, we are referring to a database that was originally commercialized after the year 2000 and that is designed for globally distributed deployments.
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
The database market is one of the largest in the software industry. According to IDC, the worldwide database software market, which it refers to as the data management software market, was forecast to be $68 billion in 2020 growing to approximately $106 billion in 2024, representing a 12% compound annual growth rate. Legacy database vendors have historically dominated this market. We believe this market is one of the few within the enterprise technology stack that has yet to be disrupted by a modern alternative, creating our opportunity.
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
Our Solution
The key differentiators of our platform include:
We Built Our Platform for Developers.
MongoDB was built by developers for developers. We architected our platform with robust functionality and made it easy and intuitive for developers to build, modernize, deploy and maintain applications rapidly and cost-effectively, thereby increasing developer productivity. Our document-based architecture enables developers to manage and interact with data in a more natural way than legacy alternatives. As a result, developers can focus on the application and end-user experience, as they do not have to spend significant time fixing and maintaining the linkages between the application and a rigid relational database structure. We also develop and maintain drivers in all leading programming languages, allowing developers to interact with our platform using the programming language of their choice, further increasing developer productivity. According to the Stack Overflow Annual Developer Survey, in 2017, 2018, 2019 and 2020, more developers wanted to work with MongoDB than any other database.
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
We Built a Modern Platform for Applications.
Our founders were frustrated by the challenges of working with legacy database offerings. Our platform was built to address these challenges while maintaining the best aspects of relational databases, allowing developers both to build new, modern applications that could not be built on relational databases and to more quickly and easily modernize existing applications. While the percentage varies from quarter to quarter, over the course of the past fiscal year, approximately one quarter of our new business related to MongoDB Enterprise Advanced, our proprietary commercial database offering, resulted from applications that were migrated from legacy relational databases. Core features and capabilities of our platform include:
•Performance.  We deliver the extreme throughput and predictable low-latency required by the most demanding applications and leverage modern server architectures, delivering millions of operations per second.
•Scalability.  Our architecture scales horizontally across thousands of servers, supporting petabytes of data and millions of users in a globally distributed environment. It is easy to add capacity to our platform in a modular, predictable and cost-efficient manner.
•Flexibility and Control.  MongoDB's intelligent distributed systems architecture enables users to easily place data where their applications and users need it. MongoDB can be run within and across geographically distributed data centers and cloud regions, providing levels of scalability, workload isolation and data locality to meet today's modern application requirements.
•Reliability.  Our platform includes the critical, advanced security features and fault-tolerance that enterprises demand. It was built to operate in a globally distributed environment for “always-on” applications.
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
Key Customer Benefits
Our platform delivers the following key business benefits for our customers:
•Maximize Competitive Advantage through Software and Data.  Our platform is built to support modern applications, allowing organizations to harness the full power of software and data to drive competitive advantage. Developers use our platform to build new, operational and customer-facing applications, including applications that cannot be built on legacy databases. As a result, our platform can help drive our customers’ ability to compete, improve end-user satisfaction, increase their revenue and gain market share.
•Increase Developer Productivity.  By empowering developers to build and modernize applications quickly and cost-efficiently, we enable developers’ agility, accelerating the time-to-revenue for new products. Our platform’s document-based architecture and intuitive drivers make developing and iterating on applications very efficient on our platform, increasing developer productivity. MongoDB Atlas allows developers to focus on how their applications use the database, application performance and end-user experience, rather than the database infrastructure management including provisioning, operating system configuration, upgrades, monitoring and backups.
•Deliver High Reliability for Mission-Critical Deployments.  Our platform is designed to support mission-critical applications by being fault-tolerant and always-on, reducing downtime for our customers and minimizing the risk of lost revenue. Also, given the competitive criticality of applications today, we designed our platform to enable better end-user experiences.
•Reduce Total Cost of Ownership.  The speed and efficiency of application development using our platform, coupled with decreased developer resources required for application maintenance, can result in a dramatic reduction in the total cost of ownership for enterprises. In addition, our platform runs on commodity hardware, requires less oversight and management from operations personnel and can operate in the cloud or other low-cost environments, leading to reduced application-related overhead costs for our customers. By allowing customers to remove themselves from the complexity of managing the database and related underlying infrastructure, MongoDB Atlas can further reduce total cost of ownership.
Our Growth Strategy
We are pursuing our large market opportunity with growth strategies that include:
•Acquiring New Customers.  We believe there is a substantial opportunity to continue to grow our customer base. We benefit from word-of-mouth awareness and frictionless experimentation by the developer community through our Community Server and MongoDB Atlas free tier offerings. As a result, our self-serve and direct sales prospects are often familiar with our platform and may have already built applications using our technology. While we sell to organizations of all sizes across a broad range of industries, our key sales focus is on enterprises that invest more heavily in software application development and deployment. These organizations have a greater need for databases and, in the largest enterprises, can have tens of thousands of applications and associated databases. We plan to continue to invest in our direct sales force to grow our larger enterprise subscription base, both domestically and internationally.
•Expanding Sales Within Our Customer Base.  We seek to grow our sales with our customers in several ways. As an application grows and requires additional capacity, our customers increase their spending on our platform. In addition, our customers may expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their IT infrastructure and move to the cloud, they may migrate applications from legacy databases. Even within our largest customers, we believe we typically represent a small percentage of their overall spend on databases, reflecting our small market penetration. Our goal is to increase the number of customers that standardize on our database platform within their organization, which can include offering centralized internal support for developers within the organization or the deployment of an internal MongoDB-as-a-service offering. Our net ARR expansion rate, which has consistently been over 120%, demonstrates our ability to expand within existing customers. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for a description of ARR and a discussion of our net ARR expansion rate.
•Driving Usage of MongoDB Atlas.  MongoDB Atlas, our hosted multi-cloud offering, is an important part of our run-anywhere strategy. With MongoDB Atlas, customers can enjoy the benefits of consuming MongoDB as a service in the public cloud, enabling customers to remove themselves from the complexity of managing the database and related underlying infrastructure. We initially launched MongoDB Atlas in 2016 and generated revenue by migrating existing users of our Community Server. We offer tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. During 2018, we expanded the functionality available in MongoDB Atlas beyond that of our Community Server offering, including adding advanced security features, enterprise-standard authentication and database auditing to MongoDB Atlas to allow MongoDB Atlas to support mission-critical enterprise workloads. We continued to enhance the functionality of MongoDB Atlas during 2019 and in 2020, we introduced a number of additional features and products to drive accelerated MongoDB Atlas adoption and consumption. In addition, we also announced the general availability of multi-cloud clusters on MongoDB Atlas, which allows customers to run their applications across multiple public clouds simultaneously. MongoDB Atlas is available on all three major cloud providers (Amazon Web Services (‘‘AWS’’), Google Cloud Platform (‘‘GCP’’) and Microsoft Azure) in North America, Europe and Asia Pacific. We offer a free tier on AWS, GCP and Microsoft Azure, which provides limited processing power and storage, in order to drive trial and adoption of MongoDB Atlas among developers.
•Extending Product Leadership and Introducing New Products.  We intend to continue to invest in our product offerings with the goal of expanding the functionality and adoption of our platform. For example, in 2020, we released MongoDB 4.4, which included significant updates to the query language to enhance analytics capabilities and to provide increased flexibility of data distribution in order to further improve resiliency and performance. For MongoDB Atlas, we introduced a number of additional features and products including the general availability of MongoDB Atlas Search, which integrates full-text search capabilities with our operational database, reducing implementation complexity for developers and eliminating the need to maintain multiple technologies. We also announced the general availability of MongoDB Atlas Data Lake and MongoDB Atlas Online Archive, which allow customers to store data more cost effectively on our platform and make that data readily available to their applications running on MongoDB Atlas. Finally, we fully integrated Realm, the leading mobile application database we acquired in 2019, with MongoDB Atlas allowing developers to build highly performant mobile applications with seamless data synchronization. The guiding principle of our product innovation is to help developers solve more of their data challenges by utilizing our platform.
•Fostering the MongoDB Developer Community.  We have attracted a large and growing community of highly engaged developers, who have downloaded our Community Server offering over 155 million times from our website since February 2009 and over 65 million times in the last 12 months alone. We believe that the engagement of developers increases our brand awareness. Many of these developers become proponents of MongoDB within their organizations, which may result in new customers selecting our platform as well as expansion opportunities within existing customers. Historically, we have invested in our community through active sponsorship of user groups, our annual MongoDB World user conference, MongoDB University and other community-centered events. As of January 31, 2021, there were over one million MongoDB University registrations. We intend to continue to invest in the MongoDB developer community.
•Growing and Cultivating Our Partner Ecosystem.  We have built a partner ecosystem of independent software vendors, systems integrators, value added resellers, cloud and technology partners. For example, in 2019, we expanded our global partner ecosystem with the announcement of a new partnership with Alibaba Cloud to offer an authorized MongoDB-as-a-Service solution to users in China for the first time. We expanded our reach in China in February 2021 when we announced the launch of a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. We have also expanded our business partnerships with all three major cloud providers (AWS, GCP and Microsoft Azure). In addition, our technology partnerships with companies such as Informatica have provided our customers with tools to help them modernize from legacy relational databases to MongoDB which, along with our other technology partnerships, provide us with significant benefits, including lead generation, new customer acquisition, marketplace fulfillment, accelerated deployment and additional customer support. We have also expanded our current partnerships with independent software vendors and global systems integrators including IBM, Accenture, Infosys, Capgemini, Confluent, HCL, Wipro, Cognizant, Deloitte and Tata Consultancy Services. Our system integrator partners have also been valuable in working with organizations to migrate and modernize applications to our platform, including leveraging the cloud with MongoDB Atlas. We intend to continue to expand and enhance our partner relationships to grow our market presence and drive greater sales efficiency.
•Expanding Internationally.  We believe there is significant opportunity to continue to expand the use of our platform outside the United States. During the fiscal years ended January 31, 2021, 2020 and 2019, revenue generated outside of the United States was 44%, 41% and 39% of our total revenue. We intend to continue to expand our sales and drive adoption of our platform globally.

Human Capital Management
We believe that our employees and the culture we have established are critically important to our success. In order to continue to compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract, retain and motivate qualified employees. To support these objectives, we strive to maintain our company culture, offer competitive compensation and benefits, support the health and well-being of our employees, foster an inclusive, diverse and engaged workforce, and develop talent.
As of January 31, 2021, we had a total of 2,539 employees, including 1,102 employees located outside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Our Culture
We believe our culture is critical to our success and has delivered tangible financial and operational benefits for our customers, our employees and our stockholders. Our values guide our business, our product development, our practices and our brand. They are what we look for in every employee. As our company continues to evolve and grow, these six values remain constant:
•Think Big, Go Far.  We are big dreamers with a passion for creativity. We eagerly pursue new opportunities and markets through innovation and disruption. We have a pioneering spirit—always ready to forge new paths and take smart risks.
•Make It Matter.  We are relentless in our pursuit of meaningful impact. We think strategically and are clear on what we are and are not trying to do. We accomplish an amazing amount of important work and we are obsessed with follow through.
•Embrace the Power of Differences.  We commit to creating a culture of inclusion by seeking and valuing employees from different backgrounds and circumstances. This is cultivated by learning from and respecting each other’s differences. We firmly believe that everyone deserves to feel valued and safe in the workplace and we acknowledge that underrepresented groups may not always feel this way. We recognize that a diverse workforce is the best way to broaden our perspectives, foster innovation and enable a sustainable competitive advantage.
•Build Together.  We achieve amazing things by connecting and leveraging the diversity of skills, experiences and backgrounds of our entire organization. We discuss things thoroughly, but prioritize commitment over consensus. We are good listeners and always communicate with clarity and respect. We create and support a positive, inclusive and accepting environment.
•Be Intellectually Honest.  We embrace reality. We apply high-quality thinking and rigor. We have courage in our convictions but work hard to ensure biases or personal beliefs do not get in the way of finding the best solutions.
•Own What You Do.  We take ownership and are accountable for everything that we do. We empower and we are empowered to make things happen and balance independence with interdependence. We demand excellence from ourselves. We each play our own part in making MongoDB a great place to work.
Compensation and Benefits
We provide competitive compensation and benefits for our employees globally. Our compensation package may include base salary, commission or semi-annual bonuses, and long-term equity awards. We generally offer full-time employees equity at the time of hire and through annual equity grants, and provide employees the opportunity to participate in an employee stock purchase plan, to foster a strong sense of ownership and align our employees’ interests with our long-term success.
In addition to cash and equity compensation, we also offer employees a wide array of benefits designed to be aligned with local reward practices and competitive with those offered by companies that we compete with for talent. In the United States, these include health (medical, dental and vision) insurance, paid time off, retirement benefits and additional resources to support employees' overall well-being. We also have a global parental leave program pursuant to which we provide 20 weeks of paid parental leave for all new parents. While the philosophy around our benefits is the same worldwide, specific benefits may vary in other countries due to local regulations and preferences.

Health, Safety and Well-Being
We believe the health, safety and well-being of our employees is vital to our success. We have prioritized employee safety during the ongoing COVID-19 pandemic and continue to do so, ensuring all employees are set up to work remotely and providing clarity on office closures and evolving guidelines. In addition, in response to the ongoing COVID-19 pandemic, we introduced caregiving leaves and promoted new and existing resources related to mental health. We also implemented a number of additional measures to support our employees, such as additional company-wide days off and wellness checks. We continue to evolve our programs to meet our employees’ health and wellness needs.
Diversity, Inclusion and Equity
MongoDB is committed to building a diverse workforce and a culture that reflects our value of embracing the power of differences. We believe that a diverse and inclusive workforce brings a diversity of perspectives, which in turn fosters innovation and helps drive better business outcomes.
We have launched multiple initiatives to further our goal of being more diverse and inclusive, including expanding our efforts to recruit underrepresented groups through referrals and key external partnerships, developing diverse high potential talent within the Company and increasing discussions on diversity and inclusion-related topics at employee town hall meetings. Additionally, our employee affinity groups, such as The Underrepresented People of Color (TUPOC) Network, Underrepresented Genders in Tech, Queeries and MDBWomen, offer our employees support, mentoring and networking opportunities and help to foster a welcoming and diverse workplace. As part of our commitment to gender diversity, we have also pledged our commitment to the Corporate Parity Pledge, which includes a commitment to interview at least one qualified female candidate for every open role at the vice president level and above.
MongoDB is committed to pay equity, regardless of gender, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. In addition, to reduce the risk of bias and help ensure consistent pay practices, we use a third-party tool to conduct annual pay parity checks.
Engagement
We conduct anonymous engagement surveys regularly to help us understand the employee experience, identify areas of strength and development opportunities among teams, and measure the effectiveness of our people and culture initiatives, including relating to the ongoing COVID-19 pandemic. These surveys are managed by a third-party vendor to encourage candor. The results are reviewed by senior management, who analyzes areas of progress or deterioration and works with their teams to determine which actions to take based on survey results.
Talent Development
Talent development is a key aspect of the attraction and retention of our talent. We believe that employee growth is essential, and provide a number of resources and programs to support that commitment. Semi-annually, we facilitate employee self-reflection cycles where employees have development conversations with their managers. In addition, we provide new manager programming, both live and online, to better equip managers to support their teams. We also offer a variety of online courses, including Interview Training; live courses in topics that require discussion and practice, such as Communication Fundamentals; and team-based sessions, such as Crucial Conversations. Additionally, each business unit receives a budget to invest in skill development each year.
Our Products
We built MongoDB to be a modern, general purpose database platform. We believe that organizations should be able to run our platform anywhere: from a developer’s laptop, to an enterprise data center, in the public cloud or in a hybrid environment. Our core offerings are MongoDB Atlas and MongoDB Enterprise Advanced. MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management of our database. MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premise or in a hybrid environment.
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server and a free tier of MongoDB Atlas as “freemium” offerings. Community Server is a free-to-download version of our database that includes the core functionality that developers need to get started with MongoDB but not all of the features of our commercial platform. Community Server is available under a license that protects our intellectual property and supports our subscription business model. Our goal is to convert Community Server users to paying customers of our commercial subscription offerings such as MongoDB Atlas or MongoDB Enterprise Advanced. Our Community Server has been downloaded over 155 million times from our website alone since February 2009. Our free tier of MongoDB Atlas provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations.
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
In 2018, we introduced additional enterprise functionality, such as advanced security, auditing and compliance, to MongoDB Atlas to allow Atlas to support mission-critical enterprise workloads. We continued to enhance the functionality of MongoDB Atlas during 2019 including improving security, privacy and compliance capabilities. In 2020, we introduced new features and products that are intended to accelerate adoption of MongoDB Atlas. For example, we announced the general availability of MongoDB Atlas Search, MongoDB Atlas Data Lake and MongoDB Atlas Online Archive, as well as the full integration of Realm, the leading mobile application database we acquired in 2019, with MongoDB Atlas.
MongoDB Atlas is available on all three major cloud providers (AWS, GCP and Microsoft Azure) in North America, Europe and Asia Pacific, providing customers broad geographic coverage across more than 65 regions globally, enabling them to leverage the benefits of different cloud platforms for different use cases and helping them avoid infrastructure vendor lock-in. In 2020, we announced the general availability of multi-cloud clusters on MongoDB Atlas, which allows organizations to deploy a fully managed, distributed database across multiple cloud providers simultaneously without the added operational complexity of managing data replication and migration across clouds. To drive usage and experimentation by developers, our introductory offerings for MongoDB Atlas include a free tier, which provides limited processing power and storage.
MongoDB Atlas represented 46%, 39% and 23% of our total revenue for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
MongoDB Enterprise Advanced
MongoDB Enterprise Advanced is our subscription package that includes a commercial license to our platform and the following:
•MongoDB Enterprise Database Server.  The MongoDB enterprise database server, called Enterprise Server, is our proprietary commercial database. It stores, organizes and processes data and facilitates access and changes to the data. Enterprise Server includes advanced security features, auditing functionality and enterprise-standard authentication and authorization. Enterprise Server also includes encrypted and in-memory storage engines to enable a wide range of workloads.
•Enterprise Management Capabilities.  MongoDB Enterprise Advanced provides access to Cloud Manager Premium and Ops Manager, our sophisticated suite of management tools that allows operations teams to run, manage and configure MongoDB according to their needs. This includes the ability to monitor and alert on over 100 system metrics, to back up data and restore it to any point in time for disaster recovery and to automate common operational tasks such as upgrades, scaling and configuration changes. MongoDB Enterprise Advance customers can choose either our Cloud Manager Premium product (for customers who want to manage our platform via the cloud) or Ops Manager (generally for those with on-premise deployments).
•Analytics Integrations.  We provide integrations to allow data and business analysts to analyze data in applications running on our platform using their existing business intelligence and analytics tools. For integration with business intelligence products like Tableau, analysts can use our MongoDB Connector for BI product, which includes our newly-released ODBC driver to support a connection with Microsoft Excel. We also provide open source connectors for Spark and Hadoop, which are often used for data analysis. Our analytics integrations ensure that enterprises can efficiently extract significant value from applications built on our platform.
•Technical Support.  As part of our MongoDB Enterprise Advanced subscription, we also provide technical support to customers during the subscription period. Our technical support is designed to maximize customer success. We provide customers with around-the-clock (24x365) technical support with an enterprise-grade service level agreement.
MongoDB Enterprise Advanced represented 43%, 47% and 56% of our total revenue for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
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
Professional services represented 4%, 5% and 7% of our total revenue for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
Our Customers
As of January 31, 2021, we had over 24,800 customers spanning a wide range of industries in more than 100 countries around the world. All affiliated entities are counted as a single customer. No single customer represented more than 10% of our revenue in fiscal year 2021.
Our customer count as of January 31, 2021 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) users acquired from mLab who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
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
To drive developer awareness of, engagement with and adoption of our platform, we created our Community Server and MongoDB Atlas free tier offerings. These let developers use, experiment and evaluate our platform frictionlessly, which we believe has contributed to our platform’s popularity. We believe that developers are often advocates for us because of our developer-focused approach. As a result, our self-serve and direct sales prospects are often familiar with our platform and may have already built applications using our technology. In order to assess the most likely commercial prospects, we employ a process-oriented and data-driven approach to customer acquisition. We utilize advanced marketing technologies and processes to drive awareness and engagement, educate and convert prospects into customers. We also analyze usage patterns of our self-serve customers and free-tier users to identify those accounts that might benefit from engagement with our sales teams. As customers expand their usage of our platform, our relationships with them often evolve to include technology and business leaders within their organizations and our goal is to get organizations to standardize on our platform. Once our customers reach a certain spending level with us, we support them with customer success advocates to ensure their satisfaction and expand their usage of our platform. We also have a partner ecosystem of global system integrators, value-added resellers and independent software vendors, which we collectively refer to as strategic partners.
Our sales and marketing organization includes sales development, inside sales, field sales, sales engineering and marketing personnel. As of January 31, 2021, we had 1,171 employees in our sales and marketing organization.
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
As of January 31, 2021, we had 638 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform.
Competition
The worldwide database software market is rapidly evolving and highly competitive. We believe that the principal competitive factors in our market are:
•mindshare with software developers and IT executives;
•product capabilities, including flexibility, scalability, performance, security and reliability;
•flexible deployment options, including fully managed as a service or self-managed in the cloud, on-premise or in a hybrid environment;
•ease of deployment;
•breadth of use cases supported;
•ease of integration with existing IT infrastructure;
•robustness of professional services and customer support;
•price and total cost of ownership;
•adherence to industry standards and certifications;
•size of customer base and level of user adoption;
•strength of sales and marketing efforts; and
•brand awareness and reputation.
We believe that we compete favorably on the basis of the factors listed above.
We primarily compete with established legacy database software providers such as IBM, Microsoft, Oracle and other similar companies. We also compete with public cloud providers such as AWS, GCP and Microsoft Azure that offer database functionality and non-relational database software providers.
Some of our actual and potential competitors, in particular the legacy database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. Other large software and internet companies may also seek to enter our market. As we introduce new technologies, such as the ones we announced during fiscal year 2021, and as our existing markets see more market entry, we expect competition to intensify in the future.
Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and results from time to time. In addition, as a result of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), we may experience greater variability and reduced comparability of our quarterly revenue and results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license. Refer to Notes 2 and 11 for further information about our revenue recognition policy and results in our Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.
As of January 31, 2021, in the United States, we had been issued 45 patents, which expire between 2030 and 2038 and had 36 patent applications pending, of which 5 are provisional applications. In addition, as of January 31, 2021, we had 16 registered trademarks in the United States and no pending trademark application in the United States.
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
In light of the uncertain and continually evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, beginning March 2020, we took measures intended to help minimize the risk of the virus to our employees, our customers and the communities in which we participate, which could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Although shelter-in-place and similar orders are lifted in certain locations where we conduct operations, we have informed our employees that they may continue to elect to work remotely through September 1, 2021, even if their office reopens. Further, shelter-in-place and similar orders in some jurisdictions have been and may in the future be re-instituted as rates of infection increase in those locations. As the COVID-19 pandemic continues to spread, it is highly uncertain to what extent and when restrictions will be lifted in various jurisdictions. Prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners and investors, and some of our business processes assume that employees can review and sign documents in person. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and, in sales and marketing, in particular, which could have longer term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. For example, remote work arrangements may result in decreased employee productivity and morale with increased regretted employee attrition. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.

The ultimate impact to our results of operations will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to effect a widespread roll-out of the available vaccines or otherwise contain COVID-19 or treat its impact, including the impact of any reopening plans, additional closures and spikes or surges in COVID-19 infection, and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. Accordingly, these potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.

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
In particular, the ongoing COVID-19 pandemic and the associated global economic uncertainty may prevent us or our employees, contractors, suppliers, customers and other business partners from conducting marketing and other business activities for an indefinite period of time, which could materially and adversely impact our business, financial results and results of operations. Further, in response to the ongoing COVID-19 pandemic, many state, local and foreign governments have from time to time put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our contractors, suppliers, customers and other business partners. We expect the ongoing COVID-19 pandemic and the associated global economic uncertainty will likely continue to impact our revenue. In addition, the ongoing COVID-19 pandemic could adversely affect workforces, customers, economies and financial markets globally, potentially leading to a sustained economic downturn. While it is not possible at this time to predict the duration and extent of the impact that the ongoing COVID-19 pandemic could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, the measures taken by governments, businesses and other organizations in response to COVID-19 and the associated global economic uncertainty could materially and adversely impact our business, financial condition or results of operations.
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
We have incurred net losses in each period since our inception, including net losses of $266.9 million, $175.5 million and $99.0 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. We had an accumulated deficit of $935.4 million as of January 31, 2021. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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
Some of our actual and potential competitors, in particular the legacy relational database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. As we introduce new technologies, such as the ones we announced during fiscal year 2021, and as our existing markets see more market entry, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality compared to our software. These larger competitors are also often in a better position to withstand any significant reduction in technology spending and will therefore not be as susceptible to competition or economic downturns. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate.
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
We introduced MongoDB Atlas in June 2016. We have limited experience marketing, determining pricing for and selling MongoDB Atlas and we are continuing to refine our approach to selling, marketing, pricing and supporting adoption of this offering. We have directed and intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness. Although MongoDB Atlas has seen rapid adoption since its commercial launch, we cannot guarantee that rate of adoption will continue at the same pace or at all. If we are unsuccessful in our efforts to drive customer adoption of

MongoDB Atlas, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.
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
We have recently experienced rapid growth in our business, operations and employee headcount. For fiscal years 2021, 2020 and 2019, our total revenue was $590.4 million, $421.7 million and $267.0 million, respectively, representing a 40% and 58% growth rate, respectively. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017 to over 24,800 customers as of January 31, 2021 and we grew from 713 employees as of January 31, 2017 to 2,539 employees as of January 31, 2021. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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
If our security measures, or those of our service providers, are breached or unauthorized access to personal data or otherwise private or proprietary data is otherwise obtained, our software may be perceived as not being secure, customers may reduce or terminate their use of our software and we may face litigation, regulatory investigations, significant liability and reputational damage.
In the ordinary course of our business, we collect, store and process personal data and other confidential information of our employees and our customers. We collect such information from individuals located both in the United States and abroad and may store or process such information outside of the country in which it was collected. We use third-party service providers and subprocessors to help us deliver services to our customers. These third-party service providers and subprocessors may store or process personal data and/or other confidential information of our employees and our customers. While we have taken steps to protect the security of the information that we handle, there can be no assurance that any security measures that we or our third-party service providers and subprocessors have implemented will be effective against current or future security threats. Our security measures or those of our third-party service providers and subprocessors could fail and result in unauthorized access to or use of our platform, systems or network, or unauthorized, accidental or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ data, including personal data (a “Security Breach”). If our security measures are compromised now, or in the future, this could result in a material adverse effect, including without limitation, a material operational or service interruption, harm to our reputation, significant fines, penalties and liability, breach or triggering of data protection laws, privacy policies and contractual obligations, loss of customers or sales, or users curtailing or ceasing their use of our software and services.
Furthermore, applicable data protection laws, privacy policies and contractual obligations may require us to implement specific security measures or use industry-standard or reasonable security measures to protect against Security Breaches. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our platform, services, software, operations or information technology in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities.

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
Cyberattacks and other malicious internet-based activity continue to increase and the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Third parties may attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data or the data of organizations on our platform. Security Breaches may arise out of malicious activity, exposure of access credentials, errors and omissions, system misuse, and inadvertent disclosures caused by or resulting from our employees or contractors. Such employees and contractors pose increased risk if they have access to sensitive systems, data and customer information. Additionally, due to the COVID-19 pandemic, nearly all of our employees are temporarily working remotely, which may pose additional data security risks. For example, we have seen an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the ongoing COVID-19 pandemic to their advantage. In addition to traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), business email compromises, password spraying, employee theft or misuse and denial-of-service (“DoS”) attacks, we also face threats from sophisticated organized crime, nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions, ransomware attacks, and supply-chain attacks) that add to the risks to us, our internal systems and our partners’ systems. We cannot guarantee that our security measures will be sufficient to protect against unauthorized access to or other compromise of the personal data and/or other confidential information of our employees or customers.
The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently and we may be unable to implement adequate preventative measures or stop Security Breaches while they are occurring. We may also experience Security Breaches that may remain undetected for an extended period. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology, services, communications or software. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. We expect similar issues to arise in the future as our services are more widely adopted, and as we continue to expand the features and functionality of existing services and introduce new services. Any actual or perceived failure to maintain the performance, reliability, confidentiality, integrity, and availability of our platform to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new customers.
Any Security Breach or other security incident could harm our reputation and lead to litigation, indemnity obligations, regulatory investigations and enforcement actions and other liabilities. Litigation with our customers could result in significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or contractual obligations related to Security Breaches.
Furthermore, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of Security Breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived Security Breach.
We may also face regulatory investigations and actions and fines and penalties for violations of applicable data protection laws or regulations. These litigation and regulatory proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business and adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products in response to such litigation, which could have an adverse effect on our business.

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

Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2021, 2020 and 2019, total sales and marketing expense represented 55%, 53% and 56% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment and growth of our MongoDB World, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value-added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
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
Because our software and services could be used to collect and store personal data, domestic and international privacy concerns could result in additional costs and liabilities to us or inhibit sales of our software.
Data privacy has become a significant issue in the United States, Europe and in many other countries and jurisdictions where we offer our software and services. Our software and services can be used to collect and store substantial amounts of personal data. We are subject to a variety of federal, state, local and foreign laws, directives, rules and regulations relating to the collection, use, storage, retention, security, disclosure, transfer, breach notification procedures and other processing of personal data. The regulatory framework for privacy issues is rapidly evolving and interpretation of these laws, rules and regulations and their application to our software and professional services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Gramm Leach Bliley Act and state laws relating to privacy, data security and data breaches. For example, California enacted the California Consumer Privacy Act (the “CCPA”) in 2018, which became effective on January 1, 2020, with implementing regulations that came into effect on August 14, 2020. The CCPA introduced new requirements regarding the handling of personal information of California consumers and households. The law gives individuals the right to request access to and deletion of their information and the right to opt out of sales of their personal information. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. In addition, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”), was passed in November 2020. Effective January 1, 2023, the CPRA will impose additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and increase our compliance costs and potential liability with respect to personal information we collect about California residents. California and other states may enact further privacy and data security legislation in the coming years. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including, but not limited to, the European Economic Area (“E.E.A.”), Switzerland, the United Kingdom (“U.K.”), Canada, Brazil and other countries. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.E.A and Switzerland is subject to the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018, and other European laws governing the processing of personal data. Data protection authorities in the E.E.A. and Switzerland. have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Since we act as a data processor for our MongoDB Atlas customers, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but because of the ambiguities in the GDPR and the evolving interpretation of the GDPR by data protection authorities, we cannot assure you that such steps are complete or effective. Countries outside Europe, including without limitation Brazil, which recently enacted the General Data Protection Law (Lei Geral Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), are implementing significant limitations on the processing of personal data, similar to those in the GDPR. On June 5, 2020, Japan passed amendments to its Act on the Protection of Personal data, or APPI. Both laws broadly regulate the processing of personal data in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
Some of the foreign data protection laws, including without limitation the GDPR, may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A and Switzerland. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data.
The GDPR prohibits the transfer of personal data from the E.E.A to the United States and most other countries unless an approved compliance mechanism has been implemented. On July 16, 2020, the Court of Justice of the European Union issued a decision invalidating the EU-US Privacy Shield framework, which companies had generally relied upon for the transfer of data from the European Union (“EU”) to the United States, on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal data specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-US data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding the Court of Justice’s decision on November 11, 2020, which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the E.E.A., which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses for comment and is expected to finalize and implement the new Standard Contractual Clauses in early 2021. Any inability to transfer personal data to the U.S. from the E.E.A., Switzerland or the U.K. in compliance with the GDPR and European data protection laws may impede our ability to attract and retain customers and adversely affect our business and financial position. We may also be required to incur significant costs and increase our foreign data processing capabilities in an effort to comply with these requirements, and there is no assurance they will be successful.
In addition to the GDPR, the Privacy and Electronic Communications Directive 2002 (“e-Privacy Directive”) covers electronic marketing, the use of cookies (and similar technologies) and privacy and confidentiality in electronic communications that pertain to E.U. and U.K. residents. There are proposals to replace the e-Privacy Directive with an e-Privacy Regulation, currently in draft form. The draft e-Privacy Regulation seeks to improve individuals' privacy and updates the existing privacy and electronic communications regime to cover recent technological developments and bring it in line with the GDPR. Complying with foreign data protection laws like the GDPR, e-Privacy Directive and the e-Privacy Regulation (when it becomes effective) may cause us to incur substantial operational costs, require us to change our business practices, or increase our exposure to regulatory enforcement action. Despite our compliance efforts, we may not be successful in achieving compliance either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. We may find it necessary to establish systems to maintain locally the personal data originating from the EU, or to protect a person's privacy, which may involve substantial expense and distraction from other aspects of our business.
Additionally, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how the GDPR is applied in the U.K. These developments could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. The EU is expected to either issue an adequacy decision for personal data transfers from the E.E.A to the U.K. in early 2021, or an adequacy mechanism, such as the Standard Contractual Clauses, will be required for transfer of personal data from the E.E.A. to the U.K. We may incur substantial expense in complying with any new obligations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.
In addition to Europe, countries that have enacted data protection laws, including Brazil, may issue regulations and other interpretations of such laws that may restrict cross-border transfers of personal data from those countries in a manner similar to the restrictions imposed by the GDPR.
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

In addition, because data security and privacy are critical competitive factors in our industry, we publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data and/or other confidential information. Although we endeavor to comply with our published policies, certifications and documentation, we may at times fail to do so, may be perceived to have failed to do so, or be alleged to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies, certifications and documentation. The publication of our privacy policies and other documentation that provide promises and assurances about data security and privacy can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even if because of circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.
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
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2021, we had 45 issued patents and 36 pending patent applications in the United States, which may not result in issued patents. Even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
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
We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2017 to January 31, 2021, we increased the size of our workforce by 1,826 employees and we expect to continue to hire aggressively as we expand, especially research and development and sales and marketing personnel. Such substantial headcount growth may result in a change to our corporate culture.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the fiscal years ended January 31, 2021, 2020 and 2019, total revenue generated from customers outside the United States was 44%, 41% and 39%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In addition, we expanded our reach in China in February 2021 when we announced a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:
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
•more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal data, particularly in EMEA;
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
The United Kingdom (the “U.K.”) formally left the E.U. on January 31, 2020, commonly referred to as Brexit. There was a transitional period, during which EU laws continued to apply in the U.K.; however this ended on December 31, 2020. The U.K. and E.U. have signed a E.U.-U.K. Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the E.U. This agreement provides details on how some aspects of the U.K. and E.U.’s relationship will operate, however there are still many uncertainties. Many of the regulations that now apply in the U.K. following the transition period, will likely be amended in the future as the UK determines its new approach, which may result in significant divergence from E.U. regulations.
The uncertainty concerning the U.K.’s legal, political and economic relationships with the E.U. following Brexit may be a source of instability in the international markets, create significant currency fluctuations and otherwise adversely affect trading agreements or similar cross border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The long-term effects of Brexit will depend in part on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the UK and the EU, take effect in practice.
Such a withdrawal from the E.U. is unprecedented and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the E.U., or the European single market and the wider commercial, legal and regulatory environment, will impact our U.K. operations and our customers located in the U.K. Further, if other E.U. Member States pursue withdrawal, barrier-free access between the U.K. and other E.U. Member States or among the European Economic Area overall could be diminished or eliminated.
The ultimate effects of Brexit on us are difficult to predict; however, we currently conduct a significant part of our business in the U.K. and in the E.U., with customers located in the U.K. accounting for 10% of total revenue for each of the fiscal years ended January 31, 2021, 2020 and 2019. The U.K.’s withdrawal from the E.U. could cause disruptions and create uncertainty to our businesses, including affecting the business of and/or our relationships with our customers and suppliers, as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar and creating new regulatory costs and challenges. Any of these effects, among others, could adversely impact our financial position and results of operations.

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
We are subject to risks associated with our non-marketable securities, including partial or complete loss of invested capital. Significant changes in the fair value of our private investment portfolio could negatively impact our financial results.
We have non-marketable equity securities in privately-held companies. The financial success of our investments in any privately-held company is typically dependent on a liquidity event, such as a public offering, acquisition or other favorable market event reflecting appreciation to the cost of our initial investment. In addition, valuations of privately-held companies are inherently complex due to the lack of readily available market data.
We record all fair value adjustments of our non-marketable securities through the consolidated statement of operations. As a result, we may experience additional volatility to our statements of operations due to the valuation and timing of observable price changes or impairments of our non-marketable securities. Our ability to mitigate this volatility in any given period may be impacted by our contractual obligations to hold securities for a set period of time. All of our investments, especially our non-marketable securities, are subject to a risk of a partial or total loss of investment capital. Changes in the fair value or partial or total loss of investment capital of these individual companies could be material to our financial statements and negatively impact our business and financial results.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
As of January 31, 2021, the Company had net operating loss carryforwards for federal, state, Irish and U.K. income tax purposes of approximately $1.2 billion, $1.1 billion, $384.0 million and $22.1 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2021 for state purposes. Ireland, U.K. and the U.S. federal losses for years after January 31, 2018 allows net operating losses to be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these net operating losses (“NOLs”) before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
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
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events and to interruption by man-made problems such as power disruptions, computer viruses, Security Breaches or terrorism.
As of January 31, 2021, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the ongoing COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which the ongoing COVID-19 pandemic may continue to impact our business is uncertain, however we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
•the requirement for the affirmative vote of holders of a majority of the voting power of all of the then outstanding shares of the voting stock, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business (including our classified board structure) or certain provisions of our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
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
Additionally, the conditional conversion feature of the 2024 Notes and 2026 Notes was triggered as of January 31, 2021, as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on January 31, 2021 (the last trading day of the fiscal quarter). Therefore, the 2024 Notes and 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from February 1, 2020 through April 30, 2021. Whether the 2024 Notes or 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. Upon conversion of the 2024 Notes and 2026 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes and 2026 Notes being converted, which could adversely affect our liquidity.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we have been required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We have reported larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Notes.
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
Further, in August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments in an Entity’s Own Equity, which simplifies the accounting for convertible instruments and contracts on an entity’s own equity. Among other changes, ASU No. 2020-06 simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. As a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income or lower net loss and result in a reclassification of certain balance sheet amounts from stockholders' equity to liabilities as it relates to the Notes. In addition, the new standard requires entities to use the if-converted method for all convertible instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. We plan to early adopt ASU 2020-06 as of February 1, 2021 using the modified retrospective transition method.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our current principal executive office is located in New York, New York and, as of January 31, 2021, consists of approximately 106,230 square feet of space under a lease that expires in December 2029.
We lease 23 other offices around the world for our employees, including in Dublin, Palo Alto, Sydney, Gurgaon and Austin.
We lease all of our facilities and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
The information required to be set forth under this Item 3 is incorporated by reference to Note 8, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is traded on The Nasdaq Global Market (the “Nasdaq”) under the symbol “MDB.” Prior to June 11, 2020, the Company had two classes of common stock, Class A and Class B. Our Class B Common Stock was not listed or traded on any exchange, but each share of Class B common stock was convertible at any time at the option of the holder into one share of Class A common stock. On June 11, 2020, all outstanding shares of the Company’s Class B common stock, par value $0.001 per share, automatically converted into the same number of shares of Class A common stock, par value $0.001 per share, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. Refer to Note 9, Stockholders’ Equity (Deficit), in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K for a discussion of our conversion of Class B common stock.
Holders of Record
As of March 16, 2021, there were 99 stockholders of record of our Class A common stock and the closing price of our Class A common stock was $318.83 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of shares of our Class A common stock during the three months ended January 31, 2021.

Stock Performance Graph
The graph below shows a comparison, from October 19, 2017 (the date our Class A common stock commenced trading on the Nasdaq) through January 31, 2021, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Nasdaq Computer Index (“Nasdaq Computer”).
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
Item 6. Selected Financial Data
Part II, Item 6 is no longer required as the Company has elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

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
We generate revenue primarily from sales of subscriptions, which accounted for 96%, 95% and 93% of our total revenue for the years ended January 31, 2021, 2020 and 2019, respectively.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the year ended January 31, 2021, MongoDB Atlas revenue represented 46% of our total revenue, as compared to 39% in the prior year, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premise or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 44%, 50% and 60% of our subscription revenue for the years ended January 31, 2021, 2020 and 2019, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 155 million times since February 2009 and over 65 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4%, 5% and 7% of our total revenue for the years ended January 31, 2021, 2020 and 2019, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.

Impact of the Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic has continued to impact the U.S. and the world. As a result, authorities have implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although some jurisdictions previously relaxed such restrictions, in many cases these restrictions have been or may in the future be re-instituted, and other jurisdictions are imposing restrictions for the first time. As the COVID-19 pandemic continues to spread, it is highly uncertain to what extent and when restrictions will be lifted in various jurisdictions. The full extent of the impact of the ongoing COVID-19 pandemic on our future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic; the public health measures taken by authorities and other entities to contain and treat COVID-19; the actions taken to effect a widespread roll-out of the available vaccines; and the impact of the COVID-19 pandemic on the global economy and on our current and prospective customers, employees, vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted.
We adopted several measures in response to the COVID-19 pandemic, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and replacing in-person marketing events (including our annual developer conference) with virtual events. We have informed our employees that they may continue to elect to work remotely until September 1, 2021, even if their office reopens.
While the broader implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, we currently expect our revenue to continue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic and global uncertainty in the near term. In addition, we recorded a higher allowance for doubtful accounts during the year ended January 31, 2021 due to the potential adverse impact the ongoing COVID-19 pandemic may have on factors that affect our estimate of current expected credit losses, including possible financial difficulties faced by a portion of our customers, in accordance with the recently adopted accounting standard for credit losses.
During the year ended January 31, 2021, we experienced a decrease in our travel costs due to global travel restrictions and stay-at-home or similar orders in effect as a result of the ongoing COVID-19 pandemic. We expect those lower travel costs to continue in the near-term. We have invested and intend to continue to invest a portion of these savings in additional marketing program spend and research and development headcount.
We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. For further discussion of the potential impacts of the ongoing COVID-19 pandemic on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part I, Item 1A of this Form 10-K. Other factors affecting our performance are discussed below, although we caution you that the ongoing COVID-19 pandemic may also further impact these factors.
Factors Affecting Our Performance
Extending Product Leadership and Maintaining Developer Mindshare
We are committed to delivering market-leading products to continue to build and maintain credibility with the global software developer community. We believe we must maintain our product leadership position and the strength of our brand to drive further revenue growth. For example, we introduced MongoDB Atlas in 2016, an important part of our run-anywhere solution, to capitalize on the existing demand for a managed version of our Community Server offering which many companies currently self-deploy and manage in the cloud. In 2017, we introduced cross-region replication for MongoDB Atlas, which helps ensure that an application remains operational even if an entire cloud region goes down, as well as allowing MongoDB customers to locate data closer to their users for performance or compliance reasons. During 2018, we expanded functionality available in MongoDB Atlas to support mission-critical enterprise workloads and we released MongoDB 4.0, which extended ACID support to multi-document transactions. Most recently, during 2020, we released MongoDB 4.4, which included significant updates to the query language to enhance analytics capabilities and to provide increased flexibility of data distribution in order to further improve resiliency and performance. In addition, we introduced a number of additional features and products within MongoDB Atlas including the general availability of MongoDB Atlas Search, which integrates full-text search capabilities with our operational database, reducing implementation complexity for developers and eliminating the need to maintain multiple technologies. We also announced the general availability of MongoDB Atlas Data Lake and MongoDB Atlas Online Archive, which allow customers to store data more cost effectively on our platform and make that data readily available to their applications running on MongoDB Atlas. Finally, we fully integrated Realm, the leading mobile application database we acquired in 2019, with MongoDB Atlas allowing developers to build highly performant mobile applications with seamless data synchronization. We intend to continue to invest in our engineering capabilities and marketing activities to maintain our strong position in the developer community. We have spent $674.2 million on research and development since our inception. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of January 31, 2021, we had over 24,800 customers across a wide range of industries and in over 100 countries, compared to over 17,000 customers and over 13,400 customers as of January 31, 2020 and 2019, respectively. All affiliated entities are counted as a single customer.
Our customer count as of January 31, 2021 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) users acquired from mLab who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of January 31, 2021, we had over 3,000 customers that were sold through our direct sales force and channel partners, as compared to over 2,000 and over 1,750 such customers as of January 31, 2020 and 2019, respectively. These customers, which we refer to as our Direct Sales Customers, accounted for 82%, 78% and 85% of our subscription revenue for the years ended January 31, 2021, 2020 and 2019, respectively. The percentage of our subscription revenue from Direct Sales Customers increased, in part, due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. After launching in June 2016, we had over 23,300 MongoDB Atlas customers as of January 31, 2021. The growth in MongoDB Atlas customers included customers from mLab and Realm, as described above, as well as new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
In an effort to expand our global reach, in October 2019, we announced a partnership with Alibaba Cloud to offer an authorized MongoDB-as-a-service solution allowing customers of Alibaba Cloud to use this managed offering from their data centers globally. We expanded our reach in China in February 2021 when we announced the launch of a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure.
Increasing Adoption of MongoDB Atlas
MongoDB Atlas, our hosted multi-cloud offering, is an important part of our run-anywhere strategy. To accelerate adoption of this DBaaS offering, in 2017, we introduced tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. We have also expanded our introductory offerings for MongoDB Atlas, including a free tier, which provides limited processing power and storage in order to drive usage and adoption of MongoDB Atlas among developers. Our MongoDB Atlas free tier offering is now available on all three major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure) in North America, Europe and Asia Pacific. In addition, MongoDB Atlas is available on AWS Marketplace, making it easier for AWS customers to buy and consume MongoDB Atlas. Our business partnership with GCP provides deeper product integration and unified billing for GCP customers who are also MongoDB Atlas customers and offers GCP customers a seamless integration between MongoDB Atlas and GCP. The availability of MongoDB Atlas on the Microsoft Azure Marketplace offers unified billing for joint customers of MongoDB Atlas and Microsoft and makes it easier for established Azure customers to purchase and use MongoDB Atlas. In addition, MongoDB is part of Microsoft’s strategic partner program.
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

Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their subscriptions to our platform. In addition, our customers expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our database within their organization. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 975, 751 and 557 as of January 31, 2021, 2020 and 2019, respectively. Prior to January 31, 2020, ARR related to Direct Sales Customers of MongoDB Atlas was based on their contractual commitments, regardless of their actual consumption. To better reflect actual customer behavior, we modified our ARR calculation related to Direct Sales Customers of MongoDB Atlas to incorporate their prior 90 days of actual consumption. The impact of this change on prior reported periods is immaterial. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. Our net ARR expansion rate has consistently been over 120%.
Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
Investing in Growth and Scaling Our Business
We are focused on our long-term revenue potential. We believe that our market opportunity is large and we will continue to invest significantly in scaling across all organizational functions in order to grow our operations both domestically and internationally. Any investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We have increased our sales and marketing headcount to 1,171 employees as of January 31, 2021 from 789 employees and 466 employees as of January 31, 2020 and 2019, respectively.
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
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions, delivery of professional services, the impact of significant transactions and seasonality of or fluctuations in usage for our consumption-based customers. Further, we currently expect our revenue to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic in fiscal 2022.
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
Cost of Services Revenue. Cost of services revenue primarily includes personnel costs, including salaries, bonuses and benefits, and stock-based compensation, for employees associated with our professional service contracts, as well as, travel costs, allocated shared costs and depreciation and amortization. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.
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
Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, sales commission and benefits, bonuses and stock-based compensation. These expenses also include costs related to marketing programs, travel-related expenses and allocated overhead. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expense to increase in absolute dollars over time as we expand our sales force and increase our marketing resources, expand into new markets and further develop our self-serve and partner channels.
Research and Development. Research and development expense consists primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation. It also includes amortization associated with intangible acquired assets and allocated overhead. We expect our research and development expenses to continue to increase in absolute dollars, as we continue to invest in our platform and develop new products.
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation for administrative functions including finance, legal, human resources and external legal and accounting fees, as well as allocated overhead. We expect general and administrative expense to increase in absolute dollars over time as we continue to invest in the growth of our business and incur the costs of compliance associated with being a publicly traded company.

Other Income (Expense), net
Other income (expense), net consists primarily of interest income, interest expense and gains and losses from foreign currency transactions.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2021, we had net operating loss (“NOL”) carryforwards for federal, state, Irish and U.K. income tax purposes of approximately $1.2 billion, $1.1 billion, $384.0 million and $22.1 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2021 for state purposes. Ireland, U.K. and the U.S. federal losses for the years after January 31, 2018 allows NOLs to be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. The Company also has federal and state research credit carryforwards of $52.9 million and $4.1 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2025 for state purposes. Utilization of the federal NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.
Highlights for the Years Ended January 31, 2021, 2020 and 2019
For the years ended January 31, 2021, 2020 and 2019, our total revenue was $590.4 million, $421.7 million and $267.0 million, respectively. Our net loss was $266.9 million, $175.5 million and $99.0 million for the years ended January 31, 2021, 2020 and 2019, respectively. Our operating cash flow was $(42.7) million, $(29.5) million and $(42.0) million for the years ended January 31, 2021, 2020 and 2019, respectively. Our free cash flow was $(59.1) million, $(35.0) million and $(48.8) million for the years ended January 31, 2021, 2020 and 2019, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Years Ended January 31,
	2021	2020	2019
Consolidated Statements of Operations Data:
Revenue:
Subscription	$565,349	$399,826	$248,391
Services	25,031	21,894	18,625
Total revenue	590,380	421,720	267,016
Cost of revenue:
Subscription(1)	145,280	101,691	56,255
Services(1)	31,796	23,665	17,313
Total cost of revenue	177,076	125,356	73,568
Gross profit	413,304	296,364	193,448
Operating expenses:
Sales and marketing(1)	325,100	223,893	148,296
Research and development(1)	205,161	149,033	89,854
General and administrative(1)	92,347	71,304	53,063
Total operating expenses	622,608	444,230	291,213
Loss from operations	(209,304)	(147,866)	(97,765)
Other expense, net	(53,389)	(28,312)	(4,564)
Loss before provision for (benefit from) income taxes	(262,693)	(176,178)	(102,329)
Provision for (benefit from) income taxes	4,251	(656)	(3,318)
Net loss	$(266,944)	$(175,522)	$(99,011)

(1)    Includes stock-based compensation expense as follows (in thousands):

	Years Ended January 31,
	2021	2020	2019
Cost of revenue—subscription	$8,970	$4,996	$2,047
Cost of revenue—services	$4,953	3,047	1,239
Sales and marketing	$54,632	26,640	11,059
Research and development	$57,611	26,686	11,687
General and administrative	$23,147	14,407	11,371
Total stock-based compensation expense	$149,313	$75,776	$37,403

	Years Ended January 31,
	2021	2020	2019
Percentage of Revenue Data:
Revenue:
Subscription	96%	95%	93%
Services	4	5	7
Total revenue	100	100	100
Cost of revenue:
Subscription	25	24	21
Services	5	6	6
Total cost of revenue	30	30	27
Gross profit	70	70	73
Operating expenses:
Sales and marketing	55	53	56
Research and development	35	35	34
General and administrative	15	17	20
Total operating expenses	105	105	110
Loss from operations	(35)	(35)	(37)
Other income (expense), net	(9)	(7)	(2)
Loss before provision for (benefit from) income taxes	(44)	(42)	(39)
Provision for (benefit from) income taxes	1	—	(1)
Net loss	(45)%	(42)%	(38)%

Comparison of the Years Ended January 31, 2021 and 2020
Revenue

	Years Ended January 31,		Change
(in thousands)	2021	2020	$	%
Subscription	$565,349	$399,826	$165,523	41%
Services	25,031	21,894	3,137	14%
Total revenue	$590,380	$421,720	$168,660	40%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $165.5 million primarily from additional sales to existing customers, which was estimated to have been $122.1 million. The remainder of the estimated $43.4 million increase in subscription revenue resulted from sales to new customers. The increase in services revenue was driven primarily by an increase in sales of professional services to new customers.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Years Ended January 31,		Change
(in thousands)	2021	2020	$	%
Subscription cost of revenue	$145,280	$101,691	$43,589	43%
Services cost of revenue	31,796	23,665	8,131	34%
Total cost of revenue	177,076	125,356	51,720	41%
Gross profit	$413,304	$296,364	$116,940	39%
Gross margin	70%	70%
Subscription	74%	75%
Services	(27)%	(8)%
The increase in subscription cost of revenue was primarily due to a $31.5 million increase in third-party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $9.7 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher compensation costs from increased headcount in our services organization and higher expense associated with our China Stock Appreciation Rights Plan, partially offset by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic. Total headcount in our support and services organizations increased 28% from January 31, 2020 to January 31, 2021.
Our overall gross margin remained flat. Our subscription gross margin declined due to the increase in subscription revenue from MongoDB Atlas as a percentage of our overall revenue. This change in revenue mix caused gross margin to decline due to the increase in third-party cloud infrastructure costs associated with MongoDB Atlas. In addition, our cost of revenue included higher personnel costs and stock-based compensation. Our services gross margin was impacted by higher compensation costs combined with lower utilization of our services personnel due to impacts of the ongoing COVID-19 pandemic and is subject to fluctuations as a result of timing of sales of standalone consulting and training services.

Operating Expenses
Sales and Marketing

	Years Ended January 31,		Change
(in thousands)	2021	2020	$	%
Sales and marketing	$325,100	$223,893	$101,207	45%
The increase in sales and marketing expense included $88.0 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 1,171 as of January 31, 2021 from 789 as of January 31, 2020, which includes non-quota-carrying hires in sales operations, customer success and marketing. In addition, we experienced increased payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior year. Sales and marketing expense also increased $20.4 million from costs associated with our higher headcount, including higher commissions expense and higher facilities and computer hardware and software expenses. In addition, expenses increased $6.8 million due to higher spend on marketing programs. These increases were partially offset by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic.
Research and Development

	Years Ended January 31,		Change
(in thousands)	2021	2020	$	%
Research and development	$205,161	$149,033	$56,128	38%
The increase in research and development expense was primarily driven by a $63.0 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 34% to 638 as of January 31, 2021 from 476 as of January 31, 2020. The increase in personnel costs was impacted by higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. These increases were partially offset by the full amortization of previously acquired developed technology intangible assets and the full amortization of the founder holdback associated with our acquisition of mLab and by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic.
General and Administrative

	Years Ended January 31,		Change
(in thousands)	2021	2020	$	%
General and administrative	$92,347	$71,304	$21,043	30%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $26.0 million of higher personnel costs and stock-based compensation. A portion of the increased personnel costs was from higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior year. These higher costs were partially offset by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic. The prior-year period included $0.6 million of costs associated with our acquisition of Realm, with no comparable costs for the year ended January 31, 2021.
Other Income (Expense), net

	Years Ended January 31,		Change
(in thousands)	2021	2020	$	%
Other expense, net	$(53,389)	$(28,312)	$(25,077)	89%
The increase in other expense, net for the January 31, 2021 was primarily due to the amortization of debt discount and issuance costs, as well as interest expense, associated with our 0.25% convertible senior notes due 2026, which we issued in January 2020.

Provision for (Benefit from) Income Taxes

	Years Ended January 31,		Change
(in thousands)	2021	2020	$	%
Provision for (benefit from) income taxes	$4,251	$(656)	$4,907	nm
The provision for income taxes during the year ended January 31, 2021 was primarily due to an increase in foreign taxes as we continued our global expansion. The benefit for income taxes for the year ended January 31, 2020 was primarily due to a non-recurring tax benefit associated with the acquisition of Realm intangible assets, which reduced our deferred tax asset and the related valuation allowance.
Comparison of the Years Ended January 31, 2020 and 2019
For a discussion of our results of operations for the year ended January 31, 2020 as compared to the year ended January 31, 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 27, 2020.
Liquidity and Capital Resources
As of January 31, 2021, we had cash, cash equivalents, short-term investments and restricted cash totaling $958.3 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
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
On January 14, 2020, in connection with the issuance of the 2026 Notes, we used a portion of the net proceeds to repurchase $210.0 million aggregate principal amount of the 2024 Notes (“2024 Notes Partial Repurchase”) leaving $90.0 million aggregate principal outstanding on the 2024 Notes as of January 31, 2020. The 2024 Notes Partial Repurchase were not pursuant to a redemption notice and were individually privately negotiated transactions for aggregate cash consideration of $479.2 million. For further discussion on the 2024 Notes and 2026 Notes, please refer to Note 6, Convertible Senior Notes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. As of January 31, 2021, we had an accumulated deficit of $935.4 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, the continuing market acceptance of our subscriptions and services and the impact of the ongoing COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the ongoing COVID-19 pandemic on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended January 31,
	2021	2020	2019
Net cash used in operating activities	$(42,673)	$(29,540)	$(41,989)
Net cash used in investing activities	(262,656)	(1,645)	(160,279)
Net cash provided by financing activities	27,581	589,238	288,236
Operating Activities
Cash used in operating activities during the year ended January 31, 2021 was $42.7 million primarily driven by our net loss of $266.9 million, which was partially offset by non‑cash charges of $149.3 million for stock‑based compensation, $49.1 million for the amortization of our debt discount and issuance costs, $14.2 million for depreciation and amortization and $10.4 million for lease-related non-cash charges. In addition, our accrued and other liabilities increased $41.6 million, primarily from commissions, bonuses and related payroll taxes accrued as of January 31, 2021. The overall growth of our sales and our expanding customer base led to an increase in deferred revenue by $48.2 million, offset by an increase in accounts receivable of $47.6 million and an increase of $41.6 million in deferred commissions.
Cash used in operating activities during the year ended January 31, 2020 was $29.5 million primarily driven by our net loss of $175.5 million and was partially offset by non‑cash charges of $75.8 million for stock‑based compensation, $14.8 million for the amortization of our debt discount and issuance costs, $14.5 million for the loss on early extinguishment of debt, $12.8 million for depreciation and amortization and $8.8 million for lease-related non-cash charges. In addition, we increased our deferred revenue by $53.1 million, partially offset by a decrease in accounts receivable of $12.7 million, reflecting the overall growth of our sales and our expanding customer base. Additionally, our accrued liabilities increased $20.4 million, primarily from commissions and bonuses accrued as of January 31, 2020. Partially offsetting these benefits to our operating cash flow were an increase of $28.4 million in deferred commissions, non-cash benefits of $3.3 million from the non-recurring tax benefit associated with the acquisition of Realm intangible assets, a non-cash benefit of $4.1 million associated with the discount on our short-term investments and a reduction of our prepaid expenses of $3.8 million.
Investing Activities
Cash used in investing activities during the year ended January 31, 2021 of $262.7 million resulted from the purchase of marketable securities, net of maturities, $11.8 million used to purchase property and equipment and $0.5 million of net cash used to purchase non-marketable securities.
Cash used in investing activities during the year ended January 31, 2020 of $1.6 million resulted from the purchase of marketable securities, net of maturities, $38.6 million of net cash used to acquire Realm and $3.6 million used to purchase property and equipment.
Financing Activities
Cash provided by financing activities during the year ended January 31, 2021 was $27.6 million, primarily due to $18.5 million of proceeds from the issuance of Class A common stock under the Employee Stock Purchase Plan and $17.0 million of proceeds from the exercises of stock options, partially offset by $4.6 million principal repayments of finance leases, as well as $4.2 million used for payments of issuance costs related to our January 2020 offering of 0.25% convertible senior notes due 2026 that had been accrued as of January 31, 2020.
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
Non-GAAP Free Cash Flow
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non-GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures, principal repayments of finance lease liabilities and capitalized software development costs, if any. For the fiscal years ended January 31, 2021, 2020 and 2019, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures, principal repayments of finance lease liabilities and amounts capitalized for software development facilitates comparisons of our liquidity on a period-to-period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP-based financial performance measures, such as net cash used in operating activities and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Years Ended January 31,
	2021	2020	2019
Net cash used in operating activities	$(42,673)	$(29,540)	$(41,989)
Capital expenditures	(11,773)	(3,564)	(6,848)
Principal repayments of finance leases	(4,633)	(1,915)	—
Capitalized software	—	—	—
Free cash flow	$(59,079)	$(35,019)	$(48,837)
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
0.75% convertible senior notes due 2024	$92,348	$28,269	$1,350	$62,729	$—
0.25% convertible senior notes due 2026	1,164,375	2,875	5,750	1,155,750	—
Finance lease obligations	75,493	8,073	16,146	17,156	34,118
Operating lease obligations	49,590	7,988	14,936	10,234	16,432
Purchase obligations	371,980	112,097	175,505	84,378	—
Total	$1,753,786	$159,302	$213,687	$1,330,247	$50,550
Our principal contractual obligations and commitments consist of the principal and future interest payments related to our 2024 Notes and 2026 Notes, our purchase obligations under non-cancelable agreements for cloud infrastructure capacity commitments and subscription and marketing services and our finance and operating lease obligations under non-cancelable leases for office space expiring through 2029. In December 2020, we expanded our enterprise partnership arrangement with a cloud infrastructure provider that includes a non-cancelable commitment of $160.0 million over the next three years, which commenced during January 2021. Excluded in the contractual obligations and commitments table above are lease commitments for additional office space that commence after January 31, 2021.
For further details of our contractual obligations and lease agreements, refer to our Notes to Consolidated Financial Statements, within Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K, specifically Note 6, Convertible Senior Notes, Note 7, Leases and Note 8, Commitments and Contingencies.

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
i.Identification of the contract, or contracts, with a customer. We contract with our customers through order forms, which are governed by master sales agreements. We determine we have a contract with a customer when the contract is approved, each party’s rights regarding the products or services to be transferred is identified, the payment terms for the services can be identified, we have determined the customer has the ability and intent to pay and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, reputation and financial or other information pertaining to the customer. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We have concluded that our contracts with customers do not contain warranties that give rise to a separate performance obligation.
ii.Identification of the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both (1) capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from third parties or from us and (2) distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services or products, we apply judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services or products are accounted for as a combined performance obligation.
iii.Determination of the transaction price. The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contain a significant financing component.
iv.Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. We also consider if there are any additional material rights inherent in a contract and if so, we allocate a portion of the transaction price to such rights based on SSP. We determine each SSP based on multiple factors, including past history of selling such performance obligations as standalone products. We estimate SSP for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the SSPs. In cases where directly observable standalone sales are not available, we utilize all observable data points including competitor pricing for a similar or identical product, market and industry data points and our pricing practices.
v.Recognition of revenue when, or as, we satisfy a performance obligation. We recognize revenue at the time the related performance obligation is satisfied when control of the services or products are transferred to the customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services or products. We record our revenue net of any value added or sales tax.
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
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K for a discussion of recent accounting pronouncements, including our adoption of the new credit loss standard under Accounting Standards Codification 326.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally and we are exposed to market risk in the ordinary course of business. The uncertainty that exists with respect to the global economic impact of the ongoing COVID-19 pandemic has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds and our short-term investments consist of U.S. government treasury securities. As of January 31, 2021 and 2020, we had cash, cash equivalents, restricted cash and short-term investments of $958.3 million and $987.0 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of January 31, 2021 and 2020.
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

Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the years ended January 31, 2021 and 2020. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
The Company could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. The Company’s non-marketable securities are subject to a risk of partial or total loss of invested capital. As of January 31, 2021, the total amount of non-marketable equity securities included in other assets on the Company’s balance sheets was $0.5 million. The Company did not have any such non-marketable securities in any prior periods.

Item 8. Financial Statements and Supplementary Data
MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MongoDB, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MongoDB, Inc. and its subsidiaries (the “Company”) as of January 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Allocation of Transaction Price in Revenue Arrangements with Multiple Performance Obligations
As described in Notes 2 and 10 to the consolidated financial statements, other subscription revenue was $294.5 million for the year ended January 31, 2021. Certain of the Company’s contracts with customers contain multiple performance obligations, such as the license portion of time-based software licenses, post-contract customer support, and services. For these contracts that contain multiple performance obligations, management allocates the transaction price to each performance obligation based on a relative standalone selling price. Management determines each standalone selling price based on multiple factors, including past history of selling such performance obligations as standalone products. Management estimates standalone selling price for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the standalone selling prices. In cases where directly observable standalone sales are not available, management utilizes all observable data points including competitor pricing for a similar or identical product, market and industry data points, and the Company’s pricing practices.
The principal considerations for our determination that performing procedures relating to revenue recognition - allocation of transaction price in revenue arrangements with multiple performance obligations is a critical audit matter are (i) the significant judgment by management in estimating the standalone selling price for certain of the Company’s performance obligations and allocating the transaction price based on a relative allocation of standalone selling price to those individual performance obligations, which in turn led to (ii) significant auditor judgment, subjectivity and effort in performing procedures and evaluating management’s estimates of standalone selling price and the allocation of transaction price to the individual performance obligations.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the estimation of the standalone selling price and the allocation of transaction price to the individual performance obligations. These procedures also included testing management’s process for estimating the standalone selling prices, which involved (i) evaluating the appropriateness of the methodologies used by management in establishing the standalone selling prices; (ii) assessing the reasonableness of the significant assumptions developed by management; and (iii) testing the source data utilized in management’s estimate calculations. These procedures also included testing the relative allocation of transaction price to individual performance obligations based on a sample of contracts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 22, 2021

We have served as the Company's auditor since 2013.

MONGODB, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of January 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$429,697	$706,192
Short-term investments	528,045	280,326
Accounts receivable, net of allowance for doubtful accounts of $6,024 and $2,515 as of January 31, 2021 and 2020, respectively	135,176	85,554
Deferred commissions	36,619	24,219
Prepaid expenses and other current assets	12,350	16,905
Total current assets	1,141,887	1,113,196
Property and equipment, net	62,364	58,316
Operating lease right-of-use assets	34,587	11,147
Goodwill	55,830	55,830
Acquired intangible assets, net	26,275	34,779
Deferred tax assets	997	615
Other assets	85,555	54,684
Total assets	$1,407,495	$1,328,567
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,144	$2,849
Accrued compensation and benefits	70,210	41,427
Operating lease liabilities	2,343	3,750
Other accrued liabilities	56,440	26,860
Deferred revenue	221,404	167,498
Total current liabilities	354,541	242,384
Deferred tax liability, non-current	773	821
Operating lease liabilities, non-current	39,095	8,113
Deferred revenue, non-current	16,547	23,281
Convertible senior notes, net	937,729	911,075
Other liabilities, non-current	59,129	60,035
Total liabilities	1,407,814	1,245,709
Commitments and contingencies (Note 8)
Temporary equity, convertible senior notes	4,714	—
Stockholders’ equity (deficit):
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of January 31, 2021 and 2020; 60,997,822 shares issued and 60,898,451 shares outstanding as of January 31, 2021 and 48,512,090 shares issued and outstanding as of January 31, 2020	61	48
Class B common stock, par value of $0.001 per share; no shares and 100,000,000 shares authorized as of January 31, 2021 and 2020, respectively; no shares issued and outstanding as of January 31, 2021; 8,969,824 shares issued and 8,870,453 shares outstanding as of January 31, 2020	—	9
Additional paid-in capital	932,332	752,127
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of January 31, 2021 and 2020	(1,319)	(1,319)
Accumulated other comprehensive income (loss)	(704)	225
Accumulated deficit	(935,403)	(668,232)
Total stockholders’ equity (deficit)	(5,033)	82,858
Total liabilities, temporary equity and stockholders’ equity (deficit)	$1,407,495	$1,328,567

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended January 31,
	2021	2020	2019
Revenue:
Subscription	$565,349	$399,826	$248,391
Services	25,031	21,894	18,625
Total revenue	590,380	421,720	267,016
Cost of revenue:
Subscription	145,280	101,691	56,255
Services	31,796	23,665	17,313
Total cost of revenue	177,076	125,356	73,568
Gross profit	413,304	296,364	193,448
Operating expenses:
Sales and marketing	325,100	223,893	148,296
Research and development	205,161	149,033	89,854
General and administrative	92,347	71,304	53,063
Total operating expenses	622,608	444,230	291,213
Loss from operations	(209,304)	(147,866)	(97,765)
Other income (expense):
Interest income	4,569	8,556	7,163
Interest expense	(56,107)	(20,983)	(10,290)
Other expense, net	(1,851)	(15,885)	(1,437)
Loss before provision for (benefit from) income taxes	(262,693)	(176,178)	(102,329)
Provision for (benefit from) income taxes	4,251	(656)	(3,318)
Net loss	$(266,944)	$(175,522)	$(99,011)
Net loss per share, basic and diluted	$(4.53)	$(3.14)	$(1.90)
Weighted-average shares used to compute net loss per share, basic and diluted	58,984,604	55,939,032	52,034,596

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended January 31,
	2021	2020	2019
Net loss	$(266,944)	$(175,522)	$(99,011)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(30)	91	94
Foreign currency translation adjustment	(899)	308	(109)
Other comprehensive income (loss)	(929)	399	(15)
Total comprehensive loss	$(267,873)	$(175,123)	$(99,026)

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2018	50,575,571	$51	$638,680	$(1,319)	$(159)	$(389,596)	$247,657
Stock option exercises	3,144,202	3	22,197	—	—	—	22,200
Repurchase of early exercised options	(35,668)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	1,204	—	—	—	1,204
Vesting of restricted stock units	263,129	—	—	—	—	—	—
Stock-based compensation	—	—	37,403	—	—	—	37,403
Issuance of common stock under the Employee Stock Purchase Plan	374,576	—	10,531	—	—	—	10,531
Equity component of the 0.75% convertible senior notes due 2024	—	—	81,683	—	—	—	81,683
Purchase of capped calls	—	—	(37,086)	—	—	—	(37,086)
Unrealized gain on available-for-sale securities	—	—	—	—	94	—	94
Foreign currency translation adjustment	—	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	—	(99,011)	(99,011)
Balances as of January 31, 2019	54,321,810	54	754,612	(1,319)	(174)	(488,607)	264,566
Cumulative effect of accounting change	—	—	—	—	—	(4,103)	(4,103)
Stock option exercises	2,163,361	3	16,774	—	—	—	16,777
Repurchase of early exercised options	(5,677)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	296	—	—	—	296
Vesting of restricted stock units	748,061	—	—	—	—	—	—
Stock-based compensation	—	—	75,776	—	—	—	75,776
Issuance of common stock under the Employee Stock Purchase Plan	154,988	—	13,420	—	—	—	13,420
Equity component of the 0.25% convertible senior notes due 2026	—	—	288,998	—	—	—	288,998
Purchase of capped calls	—	—	(93,820)	—	—	—	(93,820)
Impact from 2024 Notes Partial Repurchase	—	—	(303,929)	—	—	—	(303,929)
Unrealized gain on available-for-sale securities	—	—	—	—	91	—	91
Foreign currency translation adjustment	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	(175,522)	(175,522)
Balances as of January 31, 2020	57,382,543	57	752,127	(1,319)	225	(668,232)	82,858
Cumulative effect of accounting change	—	—	—	—	—	(227)	(227)
Stock option exercises	2,218,661	3	16,983	—	—	—	16,986
Repurchase of early exercised options	(960)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	100	—	—	—	100
Vesting of restricted stock units	1,163,259	1	—	—	—	—	1
Stock-based compensation	—	—	149,313	—	—	—	149,313
Issuance of common stock under the Employee Stock Purchase Plan	134,930	—	18,523	—	—	—	18,523
Conversion of 2024 convertible senior notes	18	—	—	—	—	—	—
Temporary equity reclassification	—	—	(4,714)	—	—	—	(4,714)
Unrealized loss on available-for-sale securities	—	—	—	—	(30)	—	(30)
Foreign currency translation adjustment	—	—	—	—	(899)	—	(899)
Net loss	—	—	—	—	—	(266,944)	(266,944)
Balances as of January 31, 2021	60,898,451	$61	$932,332	$(1,319)	$(704)	$(935,403)	$(5,033)

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(266,944)	$(175,522)	$(99,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,177	12,783	5,792
Stock-based compensation	149,313	75,776	37,403
Amortization of debt discount and issuance costs	49,120	14,847	7,399
Amortization of finance right-of-use assets	3,975	3,976	—
Amortization of operating right-of-use assets	6,380	3,015	—
Non-cash interest on finance lease liabilities	—	1,823	1,570
Deferred income taxes	(364)	(3,292)	(4,960)
Accretion of discount on short-term investments	1,460	(4,060)	(3,875)
Loss on early extinguishment of debt	—	14,522	—
Unrealized foreign exchange gain	(1,329)	—	—
Change in operating assets and liabilities:
Accounts receivable	(47,633)	(12,692)	(19,445)
Prepaid expenses and other current assets	4,824	(3,794)	(1,487)
Deferred commissions	(41,623)	(28,362)	(16,134)
Other long-term assets	(1,094)	(53)	(214)
Accounts payable	1,216	513	(913)
Deferred rent	—	—	1,642
Accrued liabilities	34,859	20,439	13,564
Operating lease liabilities	(4,014)	(3,291)	—
Deferred revenue	48,239	53,054	36,680
Other liabilities, non-current	6,765	778	—
Net cash used in operating activities	(42,673)	(29,540)	(41,989)
Cash flows from investing activities
Purchases of property and equipment	(11,773)	(3,564)	(6,848)
Acquisition, net of cash acquired	—	(38,629)	(55,517)
Investment in non-marketable securities	(500)	—	—
Proceeds from maturities of marketable securities	740,000	470,000	450,000
Purchases of marketable securities	(990,383)	(429,452)	(547,914)
Net cash used in investing activities	(262,656)	(1,645)	(160,279)
Cash flows from financing activities
Payments of issuance costs for convertible senior notes	(4,154)	—	—
Proceeds from exercise of stock options, including early exercised stock options	17,000	16,775	22,244
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	18,523	13,420	10,532
Repurchase of early exercised stock options	(11)	(43)	(327)
Principal repayments of finance leases	(4,633)	(1,915)	—
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	1,132,991	291,145
Payments for 2024 Notes Partial Repurchase	—	(479,070)	—
Payment for purchase of capped calls	—	(92,920)	(37,086)
Proceeds from tenant improvement allowance on build-to-suit lease	856	—	1,728
Net cash provided by financing activities	27,581	589,238	288,236
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,264	306	(48)
Net increase (decrease) in cash, cash equivalents and restricted cash	(276,484)	558,359	85,920
Cash, cash equivalents and restricted cash, beginning of year	706,706	148,347	62,427
Cash, cash equivalents and restricted cash, end of year	$430,222	$706,706	$148,347

	Years Ended January 31,
	2021	2020	2019
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$2,310	$2,701	$984
Interest expense, net	$6,998	$2,375	$1,044
Noncash investing and financing activities
Construction costs related to build-to-suit lease obligations	$—	$—	$11,683
Vesting of early exercised stock options	$100	$296	$1,204
Debt issuance and capped call costs included in accounts payable and accrued liabilities	$—	$4,200	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,848	$1,134	$66
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$429,697	$706,192	$147,831
Restricted cash, non-current	525	514	516
Total cash, cash equivalents and restricted cash	$430,222	$706,706	$148,347

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
Foreign Currency
The functional currency of the Company’s international subsidiaries is either the U.S. dollar or the local currency in which the international subsidiary operates. For these subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Transaction gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statements of operations. For foreign subsidiaries where the functional currency is the local currency, the Company uses the exchange rate as of the balance sheet date to translate assets and liabilities and the average exchange rate during the period to translate revenue and expenses into U.S. dollars. Translation gains or losses resulting from translating foreign local currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss) as a component of stockholders' equity (deficit).

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Loss
The Company’s comprehensive loss includes net loss, unrealized gains and losses on available-for-sale debt securities and foreign currency translation adjustments.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains such investments primarily in money market funds, which have readily determinable fair values. Money market funds are measured using quoted prices in active markets with changes recorded in other income (expense), net on the consolidated statements of operations.
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
Available-for-sale debt securities are recorded at fair value each reporting period. Realized gains and losses are determined based on the individual security level and are reported in other income (expense), net in the consolidated statements of operations. Unrealized gains on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets until realized.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income (loss) on the consolidated balance sheets.
For the years ended January 31, 2021, 2020 and 2019, the Company did not record any impairment charges related to credit losses for its marketable debt securities in its consolidated statements of operations.
Restricted Cash
As of January 31, 2021 and 2020, the Company pledged $0.5 million of collateral for its available credit on corporate credit cards. Restricted cash balances have been excluded from our cash and cash equivalents balance and are included in other assets on the consolidated balance sheets.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company periodically evaluates its non-marketable securities for impairment when events and circumstances indicate that the carrying amount of the investment may not be recovered. Impairment indicators may include, but are not limited to, a significant deterioration in earnings performance, credit rating, asset quality or business outlook or a significant adverse change in the regulatory, economic, or technological environment. If the non-marketable securities are considered impaired, the Company will record an impairment charge in the consolidated statement of operations for the amount by which the carrying value exceeds the fair value of the investment. For the year ended January 31, 2021, the Company did not record any impairment charges related to its non-marketable securities in its consolidated statements of operations.
During the year ended January 31, 2021, the Company invested an aggregate $0.5 million in cash in non-marketable equity securities of two privately-held system integrators in an effort to accelerate such companies’ development of expertise with respect to MongoDB’s offerings. The Company evaluated its ownership, contractual and other interests in these entities and determined the Company has a variable interest in both entities. The Company’s maximum loss exposure is limited to the carrying value of these investments. The Company determined that, as of January 31, 2021, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements, as the Company was not the primary beneficiary and did not have the power to direct activities that most significantly impact the entities’ economic performance.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, non-marketable securities, accounts payable and accrued liabilities. Cash equivalents are measured at fair value on a recurring basis. Short-term investments classified as available-for-sale debt securities are recorded at fair value. Non-marketable securities are measured at fair value when there have been observable price changes in orderly transactions for the identical or a similar investment of the same issuer or when there are identified events or changes in circumstances that may indicate impairment. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, as described below, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
•Level 1: Observable inputs, such as quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
•Level 2: Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of January 31, 2021 and 2020, no customer represented 10% or more of net accounts receivable. For the years ended January 31, 2021, 2020 and 2019, no customer represented 10% of more of revenue.
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
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, costs related to the development of web-based product, or implementation costs incurred in a hosting arrangement that is a service contract are capitalized during the application development stage. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. There were no material qualifying costs incurred during the application development stage and the Company did not capitalize any qualifying costs related to computer software developed for internal use, web-based product, or implementation costs incurred in a hosting arrangement that is a service contract in the years ended January 31, 2021 and 2020.
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
Leases
The consolidated financial statements for the years ended January 31, 2021 and 2020 reflect the adoption of Accounting Standards Codification 842, Leases, (“ASC 842”) effective February 1, 2019, using the modified retrospective method. The consolidated financial statements for the years ended January 31, 2019 and prior were not adjusted.
The Company determines if an arrangement is, or contains, a lease at inception. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets
The Company evaluates the recoverability of property and equipment and acquired finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. The Company has not recorded any material impairment charges related to property and equipment or acquired finite-lived intangible assets during the years presented, except as noted in Note 4, Property and Equipment, Net.
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
The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single operating segment is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of the Company’s single operating segment with its carrying amount. If the carrying amount exceeds its fair value, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss and the carrying value of goodwill is written down to fair value. No indications of impairment of goodwill were identified during the

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

years ended January 31, 2021, 2020 and 2019, and accordingly, the Company has not recorded any impairment of goodwill during those periods.
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
i.Identification of the contract, or contracts, with a customer - The Company contracts with its customers through order forms, which are governed by master sales agreements. The Company determines it has a contract with a customer when the contract is approved, each party’s rights regarding the products or services to be transferred is identified, the payment terms for the services can be identified, the Company has determined the customer has the ability and intent to pay and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, reputation and financial or other information pertaining to the customer. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company has concluded that its contracts with customers do not contain warranties that give rise to a separate performance obligation.
ii.Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both 1) capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from third parties or from the Company and 2) distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services or products, the Company applies judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services or products are accounted for as a combined performance obligation.
iii.Determination of the transaction price - The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.
iv.Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. The Company also considers if there are any additional material rights inherent in a contract and if so, the Company allocates a portion of the transaction price to such rights based on SSP. The Company determines each SSP based on multiple factors, including past history of selling such performance obligations as standalone products. The Company estimates SSP for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the SSPs. In cases where directly observable standalone sales are not available, the Company utilizes all observable data points including competitor pricing for a similar or identical product, market and industry data points and the Company’s pricing practices to establish the SSP.
v.Recognition of revenue when, or as, the Company satisfies a performance obligation - The Company recognizes revenue at the time the related performance obligation is satisfied when control of the services or products are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company records its revenue net of any value added or sales tax.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The liability component of the Notes are classified as non-current until the reporting period date is within one year of maturity of the Notes or when the Company has received a redemption request, but settlement will occur after the reporting period date. Under such circumstances, the net carrying amount of the Notes is classified as a current liability and a portion of the equity component representing the conversion option is reclassified to temporary equity in the consolidated balance sheets. The portion of the equity component classified as temporary equity is measured as the difference between the principal and net carrying amount of the Notes, excluding debt issuance costs.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits and stock-based compensation. Research and development costs also include amortization associated with acquired finite-lived intangible assets and allocated overhead.
Advertising
Advertising costs are expensed as incurred or the first time the advertising takes place, based on the nature of the advertising and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs were $12.8 million, $7.6 million and $5.1 million for the years ended January 31, 2021, 2020 and 2019, respectively. Advertising costs are recorded in sales and marketing expenses in the consolidated statement of operations.
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
Net Loss Per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period, including stock options, restricted stock units and convertible senior notes.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the years ended January 31, 2021, 2020 and 2019. As of January 31, 2021 and 2020, there were no material amounts payable to or amounts receivable from related parties.
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
The Company adopted the new lease accounting standard effective February 1, 2019 on a modified retrospective basis for leases that existed as of February 1, 2019 using the additional transition method described in ASU No. 2018-11, Leases – Targeted Improvements, which was issued in July 2018. Under the additional transition method, the Company recognized the cumulative effect of initially applying ASC 842 as an adjustment to the right-of-use assets and lease liabilities on its condensed consolidated balance sheet on February 1, 2019 without retrospective application to comparative periods. The Company elected the practical expedients which allow it to carry forward its assessment on whether an arrangement is a lease or contains a lease, the historical lease classification and the initial direct costs for any leases that expired or existed prior to the adoption of ASC 842. In addition, the Company elected the short-term lease exception and the practical expedient to account for lease components and non-lease components as a single lease component.
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
Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

impairment loss, if applicable. The new guidance, effective February 1, 2020, did not have an impact on the Company’s consolidated financial statements.
Cloud Computing. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The Company adopted ASU 2018-15, effective February 1, 2020, prospectively for implementation costs incurred after the date of adoption. ASU 2018-15 did not have an impact on the Company’s consolidated financial statements upon adoption.
Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes the Company's accounts receivable, including unbilled receivables, as well as certain financial instruments. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Effective February 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective transition approach, which required a cumulative effect adjustment to the balance sheet as of February 1, 2020.
As a result of the adoption, the Company recorded a cumulative effect adjustment to increase the accumulated deficit by $0.2 million, which represented the accelerated recognition of credit losses under the expected credit loss model of calculating current expected credit losses compared to the previous incurred loss impairment model. Refer to the updated accounting policies in this Note 2, specifically under Marketable Securities and Accounts Receivable and Allowance for Doubtful Accounts, for further details from the impact of ASU 2016-13.
New Accounting Pronouncements Not Yet Adopted
Debt. In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new standard simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Additionally, among other changes, the new guidance eliminates some of the conditions for equity classification for contracts in an entity’s own equity, thereby making it easier for equity contracts to qualify for the derivative scope exception. The new standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The Company plans to early adopt ASU 2020-06 as of February 1, 2021 using the modified retrospective transition method, which will result in a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. Prior period financial statements will not be restated upon adoption.
Upon adoption of ASU 2020-06, the Company will no longer record the conversion feature of its convertible senior notes in equity. Instead, the Company will combine the previously separated equity component with the liability component, which together will be classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity will be reclassified to debt and amortized as interest expense. Accordingly, the Company expects to record a decrease to accumulated deficit of approximately $52.6 million, a decrease to additional paid-in capital of $309.4 million, a decrease to temporary equity of $4.7 million and an increase to convertible senior notes, net of approximately $261.5 million. There will be no deferred tax impact related to the adoption of ASU 2020-06 due to the full valuation allowance. Also upon adoption, the Company will no longer utilize the treasury stock method for earnings per share purposes. Instead, the Company will use the if-converted method when reporting the weighted-average number of potentially dilutive shares of common stock. Although the required use of the if-converted method will not impact the diluted net loss per share as long as the Company is in a net loss position, the Company will be required to include disclosure of all the underlying shares regardless of the average stock price for the reporting period.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of January 31, 2021 and 2020 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at January 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$330,109	$—	$—	$330,109
Short-term investments:
U.S. government treasury securities	528,045	—	—	528,045
Total financial assets	$858,154	$—	$—	$858,154

	Fair Value Measurement at January 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$623,856	$—	$—	$623,856
Short-term investments:
U.S. government treasury securities	280,326	—	—	280,326
Total financial assets	$904,182	$—	$—	$904,182
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of January 31, 2021 and 2020. As of January 31, 2021 and 2020, gross unrealized gains and losses for cash equivalents and short-term investments were not material. Accordingly, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of January 31, 2021. Gross realized gains and losses were immaterial for each of the years ended January 31, 2021 and 2020.
Convertible Senior Notes
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at January 31, 2021 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 6, Convertible Senior Notes, to the consolidated financial statements for further details.
Non-marketable Securities
As of January 31, 2021, the total amount of non-marketable equity securities included in other assets on the Company’s balance sheets was $0.5 million. The Company did not have any such non-marketable securities in any prior periods. Refer to Note 2, Summary of Significant Accounting Policies, for further details. The Company classifies these assets as Level 3 within the fair value hierarchy only if an impairment or observable price changes in orderly transactions are recognized on these non-marketable equity securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

affect the fair values of those investments and the stage of operational development of the entities. For the three months and year ended January 31, 2021, there have been no adjustments to the carrying values of the Company’s non-marketable securities.
4. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31, 2021	January 31, 2020
Servers	$1,262	$946
Furniture and fixtures	2,955	2,673
Computer and office equipment	363	229
Purchased software	985	985
Leasehold improvements	29,080	19,311
Construction in process	227	314
Finance lease right-of-use assets	35,437	39,411
Total property and equipment	70,309	63,869
Less: accumulated depreciation and amortization	(7,945)	(5,553)
Property and equipment, net	$62,364	$58,316
Depreciation and amortization expense related to property and equipment was $5.5 million, $2.7 million and $2.9 million for the years ended January 31, 2021, 2020 and 2019, respectively. Depreciation and amortization expense excludes amortization with respect to the finance lease right-of-use asset, which is described further in Note 7, Leases.
Depreciation expense for the year ended January 31, 2021 included an impairment charge of $2.1 million related to the Company’s former office space in Dublin, Ireland. In December 2019, the Company signed an agreement to lease approximately 40,000 square feet of office space to accommodate its growing employee base in Dublin. The lease commenced on February 1, 2020 and as of January 31, 2021, the former Dublin office is no longer occupied by the Company. Due to the impact of the ongoing COVID-19 pandemic, the Company has been unable to assign nor secure a sub-tenant for the former Dublin office. Accordingly, the Company recognized an impairment charge as part of depreciation expense that represented the remaining carrying value of the right-of-use asset for this office location.
5. Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	January 31, 2021	January 31, 2020
Balance, beginning of the year	$55,830	$41,878
Increase in goodwill related to business combinations	—	13,952
Balance, end of the year	$55,830	$55,830
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	January 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(16,955)	$17,745
Domain name	155	(155)	—
Customer relationships	15,200	(6,670)	8,530
Total	$50,055	$(23,780)	$26,275

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	January 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(11,495)	$23,205
Domain name	155	(151)	4
Customer relationships	15,200	(3,630)	11,570
Total	$50,055	$(15,276)	$34,779
Acquired intangible assets are amortized on a straight-line basis. As of January 31, 2021, the weighted-average remaining useful lives of identifiable, acquisition-related intangible assets was 3.3 years for developed technology and 2.8 years for customer relationships. Amortization expense of intangible assets was $8.5 million, $10.1 million and $2.3 million for the years ended January 31, 2021, 2020 and 2019, respectively. Amortization expense for developed technology and the domain name was included as research and development expense in the Company’s consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s consolidated statements of operations.
As of January 31, 2021, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
2022	$8,500
2023	8,500
2024	7,825
2025	1,450
2026	—
Total	$26,275
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
(1)during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2024 Notes on each applicable trading day;
(2)during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate of the 2024 Notes on each such trading day;
(3)if the Company calls any or all of the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events (as set forth in the indenture governing the 2024 Notes).

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
During the three months ended January 31, 2021, the conditional conversion feature of the 2024 Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on January 31, 2021 (the last trading day of the fiscal quarter) and therefore the 2024 Notes are currently convertible, in whole or in part, at the option of the holders between February 1, 2021 through April 30, 2021. Whether the 2024 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. During the three months ended January 31, 2021, holders elected to convert $27.6 million of their 2024 Notes, which conversions are expected to be settled in March 2021. Accordingly, the Company has reclassified the $22.9 million, which represents the carrying value of the liability component of this portion of 2024 Notes, to Other accrued liabilities on the Company’s consolidated balance sheet. The difference between the principal and carrying amounts was reclassified from Additional paid-in capital to Temporary equity on the Company’s consolidated sheet as of January 31, 2021.
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
(1)during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2026 Notes on each applicable trading day;
(2)during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate of the 2026 Notes on each such trading day;
(3)if the Company calls any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events (as set forth in the indenture governing the 2026 Notes).

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
During the three months ended January 31, 2021, the conditional conversion feature of the 2026 Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on January 29, 2021 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are currently convertible, in whole or in part, at the option of the holders from February 1, 2021 through April 30, 2021. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2026 Notes in cash, shares of the Company’s Class A common stock, or a combination of both, the Company continued to classify the liability component of the 2026 Notes as long-term debt on the Company’s consolidated balance sheet as of January 31, 2021.
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
In accounting for the debt issuance costs of $8.8 million and $20.3 million related to the 2024 Notes and 2026 Notes, respectively, the Company allocated each of the total amounts incurred to the liability and equity components of the 2024 Notes and 2026 Notes based on their relative values. Issuance costs attributable to the liability component of the 2024 Notes were $6.3 million upon issuance and were amortized, along with the debt discount, to interest expense over the contractual term of the 2024 Notes at an effective interest rate of 7.03%. Issuance costs attributable to the liability component of the 2026 Notes were $15.1 million upon issuance and will be amortized, along with the debt discount, to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 5.60%. Issuance costs attributable to the equity component were $2.5 million and $5.2 million for the 2024 Notes and 2026 Notes, respectively, and are netted against the equity component representing the conversion option in additional paid-in capital. The net carrying amount of the equity component of the 2024 Notes recorded in additional paid-in capital was $81.7 million. For the 2026 Notes, the net carrying amount of the equity component was $289.0 million, which, in addition to the allocated issuance costs, also included a net deferred tax impact of $0.7 million. There was no deferred tax impact related to the 2024 Notes due to the full valuation allowance at the time of issuance for the 2024 Notes.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net carrying amounts of the liability component of the 2024 Notes and 2026 Notes were as follows (in thousands):

	January 31, 2021		January 31, 2020
	2024 Notes	2026 Notes	2024 Notes *	2026 Notes
Principal	$90,000	$1,150,000	$90,002	$1,150,000
Unamortized debt discount	(15,459)	(249,907)	(19,435)	(292,932)
Unamortized debt issuance costs	(1,265)	(13,174)	(1,541)	(15,019)
Net carrying amount	$73,276	$886,919	$69,026	$842,049
*Reflects the impact of the 2024 Notes Partial Repurchase on January 14, 2020.
As of January 31, 2021, the total estimated fair values (Level 2) of the outstanding 2024 Notes and the 2026 Notes were approximately $488.0 million and $2.1 billion, respectively. The fair values were determined based on the closing trading price per $100 of the 2024 Notes and 2026 Notes as of the last day of trading for the period. The fair values of the 2024 Notes and 2026 Notes are primarily affected by the trading price of the Company’s common stock and market interest rates.
The following table sets forth the interest expense related to the 2024 Notes and 2026 Notes (in thousands):

	Year Ended January 31, 2021		Year Ended January 31, 2020
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Contractual interest expense	$675	$2,875	$2,178	$136
Amortization of debt discount	3,976	43,026	12,021	1,977
Amortization of issuance costs	276	1,851	767	82
Total	$4,927	$47,752	$14,966	$2,195
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
The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes or 2026 Notes, with such offset subject to a cap based on the cap price. The Capped Calls associated with the 2024 Notes and 2026 Notes cover, subject to anti-dilution adjustments, approximately 4.4 million shares and 5.4 million shares of the Company’s Class A common stock, respectively. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the 2024 Notes and 2026 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity (deficit) and are not accounted for as derivatives. The cost of $37.1 million and $93.8 million incurred to purchase the Capped Calls associated with the 2024 Notes and 2026 Notes, respectively, was recorded as a reduction to additional paid-in capital and will not be remeasured. The Company did not unwind any of its Capped Calls in connection with the 2024 Notes Partial Repurchase.
7. Leases
Finance Lease
In December 2017, the Company entered into a lease agreement for 106,230 rentable square feet of office space (the “Premises”) to accommodate its growing employee base in New York City. The Company received delivery of the Premises

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company signed an agreement in December 2019 to lease approximately 40,000 square feet of office space in Dublin, Ireland for a term of 12 years with two five-year renewal options. The lease commencement date was February 1, 2020. This agreement was determined to be an operating lease with total estimated aggregate base rent payments, excluding the renewal options, of approximately $27.0 million, based on the exchange rates as of February 1, 2020.
The Company also signed an agreement in October 2019 to lease an additional 21,000 square feet of office space in New York City for a term of 64 months with no renewal period. The total aggregate base rent payments for this operating lease are $8.4 million with payments beginning 4 months subsequent to the lease commencement date, which was July 1, 2020.
Lease Costs
The components of the Company’s lease costs included in its consolidated statement of operations were as follows (in thousands):

	Years Ended January 31,
	2021	2020
Finance lease cost:
Amortization of finance lease right-of-use assets	$3,975	$3,976
Interest on finance lease liabilities	3,440	3,639
Operating lease cost	8,293	4,712
Short-term lease cost	2,339	2,229
Total lease cost	$18,047	$14,556

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the consolidated balance sheet as follows (in thousands):

	Years Ended January 31,
	2021	2020
Finance Lease:
Property and equipment, net	$35,437	$39,411
Other accrued liabilities (current)	4,900	4,633
Other liabilities, non-current	54,356	59,257
Operating Leases:
Operating lease right-of-use assets	$34,587	$11,147
Operating lease liabilities (current)	2,343	3,750
Operating lease liabilities, non-current	39,095	8,113
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Years Ended January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$3,440	$1,817
Operating cash flows from operating leases	5,895	4,450
Financing cash flows from finance lease	4,633	1,915
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	30,805	3,930
Weighted-average remaining lease term (in years):
Finance lease	8.9	9.9
Operating leases	7.9	4.2
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	4.5%	6.2%

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of January 31, 2021 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
2022	$8,073	$7,988
2023	8,073	7,936
2024	8,073	7,000
2025	8,445	5,892
2026	8,711	4,342
Thereafter	34,118	16,432
Total minimum payments	75,493	49,590
Less imputed interest	(16,237)	(8,152)
Present value of future minimum lease payments	59,256	41,438
Less current obligations under leases	(4,900)	(2,343)
Non-current lease obligations	$54,356	$39,095
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
8. Commitments and Contingencies
The following table includes certain non-cancelable agreements primarily for subscription, marketing services and cloud infrastructure capacity commitments entered into by the Company (in thousands):

Year Ending January 31,	Other Obligations
2022	$112,097
2023	80,421
2024	95,084
2025	49,201
2026	35,177
Thereafter	—
Total minimum payments	$371,980
Refer to Note 7, Leases, for further details on obligations under non-cancelable finance and operating leases, including future minimum lease payments.
Non-cancelable Material Commitments
In December 2020, the Company expanded its enterprise partnership arrangement with a cloud infrastructure provider that includes a non-cancelable commitment of $160.0 million over the next three years, which commenced during January 2021. Other than this increase in cloud infrastructure capacity commitments and certain non-cancelable operating leases described in Note 7, Leases, during the year ended January 31, 2021, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2020 Form 10-K.
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business including intellectual property claims, labor and employment claims and breach of contract

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of January 31, 2021 and 2020, therefore, the Company has not recorded an accrual for such contingencies.
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
Prior to June 11, 2020, the Company had two classes of common stock, Class A and Class B. The rights of the holders of Class A and Class B common stock were identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock was entitled to 10 votes per share. Shares of Class B common stock may have been converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically converted to Class A common stock upon the following: (1) sale or transfer of such share of Class B common stock, subject to specified permitted transfers; (2) the death of the Class B common stockholder (or

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

nine months after the date of death if the stockholder is one of the founders); and (3) on the final conversion date, defined as the earlier of (a) the first trading day on or after the date on which the outstanding shares of Class B common stock represent less than 10% of the then-outstanding Class A and Class B common stock; or (b) the date specified by vote of the Board of Directors and the holders of a majority of the outstanding shares of Class B common stock, voting together as a single class on an as-converted basis. Class A and Class B common stock were referred to as common stock throughout the notes to the consolidated financial statements, unless otherwise noted.
As of January 31, 2021, the Company had authorized 1,000,000,000 shares of Class A common stock, each par value $0.001 per share, of which 60,997,822 shares of Class A common stock were issued and 60,898,451 were outstanding.
10. Revenue
Disaggregation of Revenue
Based on the information provided to and reviewed by the Company’s Chief Executive Officer, the Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets and subscription product categories. The Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The Company also disaggregates its subscription products between its MongoDB Atlas-related offerings and other subscription products, which includes MongoDB Enterprise Advanced.
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Years Ended January 31,
	2021	2020	2019
Primary geographical markets:
Americas	$361,351	$272,358	$172,688
EMEA	177,448	118,660	79,757
Asia Pacific	51,581	30,702	14,571
Total	$590,380	$421,720	$267,016

Subscription product categories and services:
MongoDB Atlas-related	$270,805	$162,510	$60,241
Other subscription	294,544	237,316	188,150
Services	25,031	21,894	18,625
Total	$590,380	$421,720	$267,016
Customers located in the United States accounted for 56%, 59% and 61% of total revenue for the years ended January 31, 2021, 2020 and 2019, respectively. Customers located in the United Kingdom accounted for 10% of total revenue for the years ended January 31, 2021, 2020 and 2019. No other country accounted for 10% or more of revenue for the periods presented.
As of January 31, 2021 and 2020, substantially all of the Company’s long-lived assets were located in the United States.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheet and consists of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances as of January 31, 2021, 2020 and 2019 was $238.0 million, $190.8 million and $137.7 million, respectively. Approximately 28% and 29% of the total revenue recognized in the years ended January 31, 2021 and 2020 was from deferred revenue at the beginning of each respective period.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of January 31, 2021, the aggregate transaction price allocated to remaining performance obligations was $243.7 million. Approximately 55% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of January 31, 2021, 2020 and 2019, unbilled receivables were $5.7 million, $6.7 million and $8.0 million, respectively.
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

Allowance for Doubtful Accounts
Balance at January 31, 2020	$2,515
Adoption of new accounting standard	50
Provision	5,131
Recoveries/write-offs	(1,672)
Balance at January 31, 2021	$6,024
The Company is closely monitoring the potential impact from the ongoing COVID-19 pandemic and associated global economic uncertainty on its business. A higher allowance was recorded during the year ended January 31, 2021 due to the potential adverse impact the ongoing COVID-19 pandemic may have on factors that affect the Company’s estimate of current expected credit losses, including possible financial difficulties faced by a portion of the Company’s customers.
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $118.6 million and $77.0 million as of January 31, 2021 and 2020, respectively. Amortization expense with respect to deferred commissions was $28.6 million, $19.4 million and $14.1 million for years ended January 31, 2021, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
11. Equity Incentive Plans and Employee Stock Purchase Plan
2008 Stock Incentive Plan and 2016 Equity Incentive Plan
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”), primarily for the purpose of granting stock-based awards to employees, directors and consultants, including stock options, restricted stock units (“RSUs”) and other stock-based awards. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan. Stock options granted under the stock option plans may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. As of January 31, 2021, the Company had made one ISO grant, all other stock options outstanding were granted as NSOs. The exercise prices of the stock option grants must be not less than 100% of the fair value of the common stock on the grant date as determined by the Board of Directors. If, at the date

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of grant, the optionee owns more than 10% of the total combined voting power of all classes of outstanding stock (a “10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the date of grant as determined by the Board of Directors. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for ISOs granted to any 10% stockholder. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. RSU awards granted to new employees generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
Pursuant to the terms of the 2016 Plan, the shares of the Company’s Class A common stock reserved for issuance was increased by 2.9 million shares in April 2020. As of January 31, 2021, the Company has approximately 8.7 million shares of Class A common stock available for future grants.
Stock Options
The following table summarizes stock option award activity for the 2008 and 2016 Plans (in thousands, except share and per share data and years):

	Options Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2019	8,621,010	$7.75	6.7	$729,392
Options exercised	(2,163,361)	7.76
Options forfeited and expired	(278,650)	11.28
Balance - January 31, 2020	6,178,999	7.60	5.7	965,860
Options exercised	(2,218,661)	7.70
Options forfeited and expired	(78,793)	9.30
Balance - January 31, 2021	3,881,545	$7.50	4.8	$1,405,540
Options vested and exercisable - January 31, 2020	4,693,273	$7.08	5.4	$736,034
Options vested and exercisable - January 31, 2021	3,566,091	$7.22	4.7	$1,292,303
Stock options vested and expected to vest - January 31, 2021	3,881,545	$7.50	4.8	$1,405,540
There were no options granted during the years ended January 31, 2021 and 2020. The intrinsic value of options exercised for the years ended January 31, 2021, 2020 and 2019 was determined to be $481.8 million, $293.9 million and $198.9 million, respectively.
The aggregate grant date fair value of stock options vested during the years ended January 31, 2021, 2020 and 2019, was $4.3 million, $6.3 million and $15.9 million, respectively. As of January 31, 2021, there was $1.2 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 0.5 years.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units
The following table summarizes RSU activity for the year ended January 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2019	1,988,774	$54.22
RSUs granted	2,347,359	128.25
RSUs vested	(748,061)	65.96
RSUs forfeited and canceled	(306,641)	77.59
Unvested - January 31, 2020	3,281,431	102.30
RSUs granted	1,785,498	178.60
RSUs vested	(1,163,259)	102.23
RSUs forfeited and canceled	(430,158)	117.35
Unvested - January 31, 2021	3,473,512	$139.68
As of January 31, 2021, there was $443.6 million of unrecognized stock-based compensation expense related to outstanding RSUs granted to employees that is expected to be recognized over a weighted-average period of 2.8 years.
2016 China Stock Appreciation Rights Plan
In April 2016, the Company adopted the 2016 China Stock Appreciation Rights Plan (as amended, the “China SAR Plan”) for its employees in China. These awards that are granted to new employees generally vest over four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. Awards granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company. The China SAR Plan units are cash settled upon exercise and will be paid as a cash bonus equal to the difference between the strike price of the vested plan units and the fair market value of common stock at the end of each reporting period.
For the years ended January 31, 2021, 2020 and 2019 the Company granted 2,763, 5,975 and 3,650 units of the China SAR Plan, respectively, at a weighted average strike price of $165.08, $129.89 and $74.92 per share, respectively. During the years ended January 31, 2021, 2020 and 2019, upon the vesting of 4,316, 4,958 and 14,273 units, respectively, the total expense and liability related to China SAR was $2.6 million, $2.1 million and $1.1 million, respectively. These amounts were recorded as part of the “Accrued compensation and benefits” on the Company’s consolidated balance sheet and recognized as bonus expense in the Company’s consolidated statement of operations. During the year ended January 31, 2021, the Company paid $1.5 million in cash upon the exercise of 6,997 units.
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
Pursuant to the terms of the 2017 ESPP, the shares of the Company’s Class A common stock reserved for issuance was increased by 573,825 shares in April 2020. As of January 31, 2021, there were 1,953,304 shares of the Company’s Class A common stock available for future issuance under the 2017 ESPP.
During the years ended January 31, 2021, 2020 and 2019 there were 134,930, 154,988 and 374,576 shares, respectively, of Class A common stock purchased under the ESPP. The total expense related to the ESPP for years ended January 31, 2021, 2020 and 2019 was $7.0 million, $5.1 million and $2.9 million, respectively. As of January 31, 2021, there was $3.4 million of unrecognized stock-based compensation expense related to the ESPP offering period expected to end in June 2021.
Stock Option Repricing
On April 13, 2016, the Company amended all then-current employee and active non-employee stock options with an exercise price greater than $6.50 per share that remained outstanding and unexercised on such date to reprice their respective exercise prices to $6.50 per share, the fair market value of the Company’s common stock as of April 13, 2016, as determined by the Board of Directors. Pursuant to this repricing, options to purchase 6,898,736 shares of common stock were repriced, including options to purchase 3,303,786 shares of common stock held by the Company’s executive officers. The Company determined the total incremental compensation expense related to the repriced awards was $10.7 million, of which $0.2 million and $1.9 million was recorded during the years ended January 31, 2020 and 2019, respectively. The incremental compensation expense related to repriced awards was not material as of January 31, 2021 as these awards were fully vested during the year.
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
For the year ended January 31, 2020, the Company issued common stock of 1,064 shares, respectively, for stock options exercised prior to vesting. There were no shares of the Company’s common stock issued during the year ended January 31, 2021 for stock options exercised prior to vesting. For the years ended January 31, 2021 and 2020, the Company repurchased 960 and 5,677 shares, respectively, of common stock related to unvested stock options at the original exercise price due to the termination of employees. As of January 31, 2021 and 2020, there were 1,135 and 14,332 shares, respectively, held by employees and directors that were subject to potential repurchase at an aggregate price of $0.01 million and $0.1 million, respectively.
Determination of Fair Value
For RSUs, fair value is based on the closing price of the Company’s Class A common stock on the grant date. For stock options, the determination of fair value on the date of grant is based on an option-pricing model, which utilizes the fair value of the Company’s common stock, as well as assumptions regarding a number of complex and subjective variables. The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options, which requires the use of assumptions including actual and projected employee stock option exercise behaviors, expected price volatility of the Company’s common stock, the risk-free interest rate and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The fair value of the purchase rights granted under the 2017 ESPP was estimated on the first day of the offering period using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2021	2020
Expected term (in years)	0.50 - 0.54	0.49 - 0.54
Expected volatility	47% - 64%	42% - 48%
Risk-free interest rate	0.09% - 0.19%	1.6% - 2.2%
Dividend yield	0%	0%
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended January 31,
	2021	2020	2019
Cost of revenue—subscription	$8,970	$4,996	$2,047
Cost of revenue—services	4,953	3,047	1,239
Sales and marketing	54,632	26,640	11,059
Research and development	57,611	26,686	11,687
General and administrative	23,147	14,407	11,371
Total stock-based compensation expense	$149,313	$75,776	$37,403

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Net Loss Per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the year, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding for the period, including stock options and restricted stock units. Refer to Note 2, Summary of Significant Accounting Policies, for further details on the Company’s methodology for calculating net loss per share.
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended January 31,
	2021	2020	2019
Numerator:
Net loss	$(266,944)	$(175,522)	$(99,011)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	58,984,604	55,939,032	52,034,596

Net loss per share, basic and diluted	$(4.53)	$(3.14)	$(1.90)
The shares underlying the conversion option in the 2024 Notes and 2026 Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the 2024 Notes and 2026 Notes as of January 31, 2021 would have been convertible into approximately 4.4 million shares and 5.4 million shares, respectively, of the Company’s Class A common stock. However, the Company currently expects to settle the principal amount of the 2024 Notes and 2026 Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the 2024 Notes and 2026 Notes (the “conversion spread”) is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeds the initial conversion price of $68.15 per share for the 2024 Notes and $211.20 per share for the 2026 Notes. In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes and 2026 Notes.
During the three months ended January 31, 2021, the average market price of the Company’s Class A common stock was $315.79, which exceeded the initial conversion price of the 2024 Notes and 2026 Notes. For disclosure purposes, the Company calculated the potentially dilutive effect of the conversion spread for the 2024 Notes and 2026 Notes, which are included in the table below.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive.

	Years Ended January 31,
	2021	2020	2019
Stock options pursuant to the 2016 Equity Incentive Plan	1,340,476	2,145,462	3,174,009
Stock options pursuant to the 2008 Stock Incentive Plan (previously options to purchase Class B common stock)	3,759,063	5,076,831	7,691,386
Unvested restricted stock units	3,864,504	2,914,575	1,447,642
Early exercised stock options	5,032	29,532	126,447
Shares underlying the conversion spread in the 2024 Notes	889,755	2,112,279	227,982
Shares underlying the conversion spread in the 2026 Notes	450,869	—	—
13. Income Taxes
The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2021	2020	2019
United States	$(159,331)	$(117,943)	$(50,014)
Foreign	(103,362)	(58,235)	(52,315)
Total	$(262,693)	$(176,178)	$(102,329)
 The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2021	2020	2019
Current:
Federal	$215	$372	$76
State	171	236	134
Foreign	4,229	2,028	1,442
Total	4,615	2,636	1,652
Deferred:
Federal	5	(2,534)	(3,389)
State	10	(1,336)	(704)
Foreign	(379)	578	(877)
Total	(364)	(3,292)	(4,970)
Provision for (benefit from) income taxes	$4,251	$(656)	$(3,318)

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended January 31,
	2021	2020	2019
Income tax benefit at statutory rate	$(55,165)	$(36,997)	$(21,474)
State taxes, net of federal benefit	143	298	106
Impact of foreign income taxes	25,569	5,376	5,111
Foreign branch income included in the U.S.	297	—	—
Stock-based compensation	(107,800)	(41,800)	(27,361)
Non-deductible expenses	991	2,114	1,238
Change in valuation allowance	157,822	72,263	40,357
Research and development credits	(18,197)	(1,899)	(1,540)
Foreign tax credit	(711)	—	—
Foreign withholding tax expense	215	—	—
Prior year true ups	1,100	59	135
Other	(13)	(70)	110
Provision for (benefit from) income taxes	$4,251	$(656)	$(3,318)
The overall tax provision recorded for the current fiscal year is primarily driven by an increase in foreign taxes as the Company continues its global expansion. The benefit for income taxes for the year ended January 31, 2020 was primarily due to a non-recurring tax benefit associated with the acquisition of Realm intangible assets, which reduced our deferred tax asset and the related valuation allowance.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards.
Significant components of the Company’s deferred tax assets are shown in the following table as of January 31, 2021 and 2020, respectively (in thousands). Certain prior period amounts have been reclassified to conform with current year presentation.

	Years Ended January 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$416,887	$204,193
Deferred revenue	36,467	21,087
Finance and operating lease liabilities	23,184	17,805
Other reserves	18,020	14,729
Gross deferred tax assets	494,558	257,814
Valuation allowance	(374,790)	(136,876)
Total deferred tax assets, net of valuation allowance	119,768	120,938
Deferred tax liabilities:
Finance and operating lease right-of-use assets	(15,907)	(11,417)
Convertible senior notes	(68,877)	(78,812)
Deferred commission	(25,605)	(19,772)
Other liabilities and accruals	(9,155)	(11,080)
Total deferred tax liabilities	(119,544)	(121,081)
Net deferred tax assets (liabilities)	$224	$(143)

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred tax assets are recognized when management believes it more likely than not that they will be realized. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of January 31, 2021 and 2020 was $374.8 million and $136.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment.
As of January 31, 2021 the Company had net operating loss carryforwards for federal, state, Irish and U.K. income tax purposes of $1.2 billion, $1.1 billion, $384.0 million and $22.1 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2021 for state purposes. Ireland, U.K. and the U.S. federal losses for years after January 31, 2018 allows net operating losses to be carried forward indefinitely. The Company also has federal and state research credit carryforwards of $52.9 million and $4.1 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2025 for state purposes. Utilization of the federal net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.
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
The following table summarizes the changes in the Company’s unrecognized gross tax benefits during the periods presented (in thousands):

	Years Ended January 31,
	2021	2020	2019
Unrecognized tax benefits at beginning of year	$5,290	$4,603	$4,049
Increase (decrease) in tax positions in prior years	6,059	53	(26)
Additions based on tax positions in the current year	6,135	634	580
Unrecognized tax benefits at end of year	$17,484	$5,290	$4,603
As a result of a research and development credit study performed during the year ended January 31, 2021, the Company recorded additional unrecognized tax benefits for tax positions in prior years. As of January 31, 2021, unrecognized tax benefits would not have any impact on our effective tax rate if recognized.
The Company continues to evaluate whether to continue applying the exception to the presumption of the repatriation of foreign earnings applying the rules of the Tax Act and continues to be permanently reinvested outside of the United States. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.4 million of

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

undistributed earnings from non-U.S. operations as of January 31, 2021 because the Company intends to reinvest such earnings indefinitely outside of the United States. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. The Company has estimated the amount of unrecognized deferred tax liability related to these earnings to be approximately $0.3 million.
The Company is not currently under Internal Revenue Service, state, or foreign income tax examination with the exception of an audit in France for which the Company does not expect a material outcome. The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in the United States for federal and certain states. All tax years remain open to examination for both federal and state purposes as a result of the net operating loss and credit carryforwards. The Company files foreign tax returns in various locations. These foreign returns are open to examination for the fiscal years ending January 31, 2015 through January 31, 2020.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted into U.S. federal law on March 27, 2020. The CARES Act provided numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and concluded that there was no material impact on its financial statements. The tax effects of other related foreign government assistance enacted into law this period are also not material to the Company this period.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. Based on the evaluation of our disclosure controls and procedures as of January 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2021. The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2021 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2021 and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements
(2) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts and the deferred tax asset valuation allowance for the years ended January 31, 2021, 2020 and 2019 (in thousands):

	Balance at Beginning of Year	Additions	Usage (Deductions)	Balance at End of Year
Year ended January 31, 2021
Allowance for doubtful accounts	$2,515	$5,181	$(1,672)	$6,024
Deferred tax asset valuation allowance	136,876	237,914	—	374,790
Year ended January 31, 2020
Allowance for doubtful accounts	$1,539	$4,502	$(3,526)	$2,515
Deferred tax asset valuation allowance	101,502	35,374	—	136,876
Year ended January 31, 2019
Allowance for doubtful accounts	$1,238	$2,069	$(1,768)	$1,539
Deferred tax asset valuation allowance	77,265	24,237	—	101,502
All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 9, 2018, by and among the Company, Mammoth Merger Sub, Inc., ObjectLabs Corporation and Shareholder Representative Services LLC	10-Q	001-38240	2.1	12/16/18

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/17

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/17

3.3	Certificate of Retirement	8-K	001-38240	3.1	6/16/20

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/17

4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated October 2, 2013	S-1	333-220557	4.2	9/21/17

4.3	Indenture, dated as of June 28, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	6/28/18

4.4	Form of Global Note, representing MongoDB, Inc.’s 0.75% Convertible Senior Notes due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.3)	8-K	001-38240	4.2	6/28/18

4.5	Indenture, dated as of January 14, 2020, by and between MongoDB, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	1/14/20

4.6	Form of Global Note, representing MongoDB, Inc.’s 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38240	4.2	1/14/20

4.7	Description of Registered Securities					x

10.1#	2008 Stock Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder, as amended to date	S-1	333-220557	10.1	9/21/17

10.2#	Amended and Restated 2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Award Agreement thereunder	S-1/A	333-220557	10.2	10/6/17

10.3#	Amended and Restated Form of Restricted Stock Unit Award Agreement, effective as of February 24, 2021					x

10.4#	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2016 Equity Incentive Plan	10-K	001-38240	10.3	3/30/18

10.5#	2016 China Stock Appreciation Rights Plan and Form of China Stock Appreciation Rights Award Agreement	S-1/A	333-220557	10.3	10/6/17

10.6#	2017 Employee Stock Purchase Plan	S-1/A	333-220557	10.4	10/6/17

10.7#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-220557	10.5	9/21/17

10.8#	Amended and Restated Offer Letter, dated September 29, 2017, by and between the Registrant and Dev Ittycheria	S-1/A	333-220557	10.6	10/6/17

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.9#	Amended and Restated Offer Letter, dated September 29, 2017, by and between the Registrant and Michael Gordon	S-1/A	333-220557	10.8	10/6/17

10.10#	Offer Letter, dated September 29, 2017, by and between Registrant and Eliot Horowitz	S-1/A	333-220557	10.9	10/6/17

10.11#	Employment Agreement, between Cedric Pech and MongoDB Switzerland GmbH, dated as of February 6, 2019	10-K	001-38240	10.1	6/7/19

10.12#	Offer Letter, dated June 27, 2020, by and between Registrant and Mark Porter	10-Q	001-38240	10.1	9/3/20

10.13	Lease, between PGREF I 1633 Broadway Tower, L.P. and MongoDB, Inc., dated December 14, 2017	10-K	001-38240	10.12	3/30/18

10.14	Purchase Agreement, dated June 25, 2018, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-38240	99.1	6/28/18

10.15	Form of Confirmation for 2018 Capped Call Transactions	8-K	001-38240	99.2	6/28/18

10.16	Purchase Agreement, dated January 9, 2020, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Barclays Capital, Inc. and Citigroup Global Markets, Inc.	8-K	001-38240	99.1	1/14/20

10.17	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-38240	99.2	1/14/20

21.1	Subsidiaries of the Registrant					x

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: March 22, 2021	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dev Ittycheria	President, Chief Executive Officer and Director	March 22, 2021
Dev Ittycheria	(Principal Executive Officer)

/s/ Michael Gordon	Chief Operating Officer and Chief Financial Officer	March 22, 2021
Michael Gordon	(Principal Financial Officer)

/s/ Thomas Bull	Corporate Controller	March 22, 2021
Thomas Bull	(Principal Accounting Officer)

/s/ Tom Killalea	Director	March 22, 2021
Tom Killalea

/s/ Archana Agrawal	Director	March 22, 2021
Archana Agrawal

/s/ Roelof Botha	Director	March 22, 2021
Roelof Botha

/s/ Hope Cochran	Director	March 22, 2021
Hope Cochran

/s/ Francisco D’Souza	Director	March 22, 2021
Francisco D’Souza

/s/ Charles M. Hazard, Jr.	Director	March 22, 2021
Charles M. Hazard, Jr.

/s/ Dwight Merriman	Director	March 22, 2021
Dwight Merriman

/s/ John McMahon	Director	March 22, 2021
John McMahon