Form 10-Q
period 2021-04-30
MongoDB, Inc.
filed 2021-06-04
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of June 1, 2021, there were 62,140,090 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$407,055	$429,697
Short-term investments	527,988	528,045
Accounts receivable, net of allowance for doubtful accounts of $4,404 and $6,024 as of April 30, 2021 and January 31, 2021, respectively	100,646	135,176
Deferred commissions	39,595	36,619
Prepaid expenses and other current assets	20,738	12,350
Total current assets	1,096,022	1,141,887
Property and equipment, net	60,906	62,364
Operating lease right-of-use assets	45,019	34,587
Goodwill	57,775	55,830
Acquired intangible assets, net	27,493	26,275
Deferred tax assets	1,006	997
Other assets	89,406	85,555
Total assets	$1,377,627	$1,407,495
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,358	$4,144
Accrued compensation and benefits	59,482	70,210
Operating lease liabilities	6,432	2,343
Other accrued liabilities	27,369	56,440
Deferred revenue	231,040	221,404
Total current liabilities	328,681	354,541
Deferred tax liability, non-current	73	773
Operating lease liabilities, non-current	45,835	39,095
Deferred revenue, non-current	17,263	16,547
Convertible senior notes, net	1,192,488	937,729
Other liabilities, non-current	61,651	59,129
Total liabilities	1,645,991	1,407,814
Commitments and contingencies (Note 7)
Temporary equity, convertible senior notes	—	4,714
Stockholders’ deficit:
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of April 30, 2021 and January 31, 2021; 62,195,644 shares issued and 62,096,273 shares outstanding as of April 30, 2021; 60,997,822 shares issued and 60,898,451 shares outstanding as of January 31, 2021	62	61
Additional paid-in capital	680,413	932,332
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of April 30, 2021 and January 31, 2021	(1,319)	(1,319)
Accumulated other comprehensive loss	(760)	(704)
Accumulated deficit	(946,760)	(935,403)
Total stockholders’ deficit	(268,364)	(5,033)
Total liabilities, temporary equity and stockholders’ deficit	$1,377,627	$1,407,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue:
Subscription	$174,570	$124,856
Services	7,078	5,473
Total revenue	181,648	130,329
Cost of revenue:
Subscription	45,402	30,625
Services	9,126	7,052
Total cost of revenue	54,528	37,677
Gross profit	127,120	92,652
Operating expenses:
Sales and marketing	97,890	69,125
Research and development	64,751	45,632
General and administrative	25,925	19,935
Total operating expenses	188,566	134,692
Loss from operations	(61,446)	(42,040)
Other income (expense):
Interest income	173	2,727
Interest expense	(3,658)	(13,795)
Other expense, net	(437)	(625)
Loss before provision for (benefit from) income taxes	(65,368)	(53,733)
Provision for (benefit from) income taxes	(1,376)	234
Net loss	$(63,992)	$(53,967)
Net loss per share, basic and diluted	$(1.04)	$(0.94)
Weighted-average shares used to compute net loss per share, basic and diluted	61,361,670	57,649,524
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Net loss	$(63,992)	$(53,967)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	34	848
Foreign currency translation adjustment	(90)	(75)
Other comprehensive income (loss)	(56)	773
Total comprehensive loss	$(64,048)	$(53,194)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Class A Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances as of January 31, 2021	60,898,451	$61	$932,332	$(1,319)	$(704)	$(935,403)	$(5,033)
Cumulative effect of accounting change	—	—	(309,381)	—	—	52,635	(256,746)
Stock option exercises	483,787	1	3,539	—	—	—	3,540
Vesting of early exercised stock options	—	—	10	—	—	—	10
Vesting of restricted stock units	341,939	—	—	—	—	—	—
Stock-based compensation	—	—	50,914	—	—	—	50,914
Conversion of 2024 convertible senior notes	372,096	—	2,999	—	—	—	2,999
Unrealized gain on available-for-sale securities	—	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	(63,992)	(63,992)
Balances as of April 30, 2021	62,096,273	$62	$680,413	$(1,319)	$(760)	$(946,760)	$(268,364)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2020	57,382,543	$57	$752,127	$(1,319)	$225	$(668,232)	$82,858
Cumulative effect of accounting change	—	—	—	—	—	(227)	(227)
Stock option exercises	373,394	1	2,994	—	—	—	2,995
Repurchase of early exercised options	(79)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	42	—	—	—	42
Vesting of restricted stock units	241,569	—	—	—	—	—	—
Stock-based compensation	—	—	30,567	—	—	—	30,567
Conversion of 2024 convertible senior notes	8	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	848	—	848
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	—	(53,967)	(53,967)
Balances as of April 30, 2020	57,997,435	$58	$785,730	$(1,319)	$998	$(722,426)	$63,041
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities
Net loss	$(63,992)	$(53,967)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	3,251	2,864
Stock-based compensation	50,914	30,567
Amortization of debt discount and issuance costs	1,427	12,023
Amortization of finance right-of-use assets	994	994
Amortization of operating right-of-use assets	1,522	1,372
Deferred income taxes	(1,585)	(290)
Accretion of discount on short-term investments	1,527	(193)
Unrealized foreign exchange loss	315	—
Change in operating assets and liabilities:
Accounts receivable	35,145	3,637
Prepaid expenses and other current assets	(9,027)	234
Deferred commissions	(5,882)	(3,063)
Other long-term assets	23	(170)
Accounts payable	224	219
Accrued liabilities	(17,152)	(2,779)
Operating lease liabilities	(1,027)	(1,126)
Deferred revenue	9,749	3,349
Other liabilities, non-current	3,791	451
Net cash provided by (used in) operating activities	10,217	(5,878)
Cash flows from investing activities
Purchases of property and equipment	(627)	(1,505)
Acquisition, net of cash acquired	(4,469)	—
Investment in non-marketable securities	(936)	—
Proceeds from maturities of marketable securities	100,000	165,000
Purchases of marketable securities	(101,479)	(160,283)
Net cash provided by (used in) investing activities	(7,511)	3,212
Cash flows from financing activities
Payments of issuance costs for convertible senior notes	—	(4,154)
Proceeds from exercise of stock options, including early exercised stock options	3,539	3,000
Repurchase of early exercised stock options	—	(1)
Principal repayments of finance leases	(1,199)	(1,135)
Repayments of convertible senior notes attributable to principal	(27,594)	—
Net cash used in financing activities	(25,254)	(2,290)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(94)	(593)
Net decrease in cash, cash equivalents and restricted cash	(22,642)	(5,549)
Cash, cash equivalents and restricted cash, beginning of period	430,222	706,706
Cash, cash equivalents and restricted cash, end of period	$407,580	$701,157
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$995	$553
Interest expense	$819	$884
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above
Cash and cash equivalents	$407,055	$700,645
Restricted cash, non-current	525	512
Total cash, cash equivalents and restricted cash	$407,580	$701,157
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of April 30, 2021, the interim condensed consolidated statements of stockholders’ equity (deficit) for the three months ended April 30, 2021 and 2020, the interim condensed consolidated statements of operations and of comprehensive loss for the three months ended April 30, 2021 and 2020 and the interim condensed consolidated statements of cash flows for the three months ended April 30, 2021 and 2020 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of April 30, 2021, its statements of stockholders’ equity (deficit) as of April 30, 2021 and 2020, its results of operations and of comprehensive loss for the three months ended April 30, 2021 and 2020 and its statements of cash flows for the three months ended April 30, 2021 and 2020. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2022 or for any other future year or interim period.
The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed balance sheet data as of January 31, 2021 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the “2021 Form 10-K”).
Use of Estimates
The preparation of the interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, fair value of common stock prior to the initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of non-marketable securities and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
The ongoing COVID-19 pandemic has resulted in a global slowdown of economic activity that is likely to continue to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time. The Company currently expects its revenue to continue to be negatively impacted by the slowdown in activity and other challenges associated with the ongoing COVID-19 pandemic in the near-term.

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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the three months ended April 30, 2021 and 2020. As of April 30, 2021 and January 31, 2021, there were no material amounts payable to or amounts receivable from related parties.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in the Company’s 2021 Form 10-K other than as a result of the Company’s adoption of the new accounting guidance related to convertible instruments, effective February 1, 2021, as discussed in “Recently Adopted Accounting Pronouncements—Convertible Senior Notes” below.
Recently Adopted Accounting Pronouncements
Convertible Senior Notes. In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The new standard simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Additionally, among other changes, the new guidance eliminates some of the conditions for equity classification for contracts in an entity’s own equity, thereby making it easier for equity contracts to qualify for the derivative scope exception. The new standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.
The Company early adopted ASU 2020-06 as of February 1, 2021 using the modified retrospective transition method. Upon adoption of ASU 2020-06, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, the Company recorded a decrease to accumulated deficit of $52.6 million, a decrease to additional paid-in capital of $309.4 million, a decrease to temporary equity of $4.7 million and an increase to convertible senior notes, net of $261.5 million. There was an immaterial benefit from the reversal of the deferred tax liability associated with the convertible senior notes upon the adoption of ASU 2020-06. Prior period financial statements were not restated.
Also upon adoption, the Company is no longer utilizing the treasury stock method for earnings per share purposes. Instead, the Company is applying the if-converted method when reporting the number of potentially dilutive shares of common stock. Although the required use of the if-converted method will not impact the diluted net loss per share as long as the Company is in a net loss position, the Company is required to include disclosures of all the underlying shares regardless of the average stock price for the reporting period.
The Company’s convertible senior notes are classified as non-current liabilities until the reporting period date is within one year of maturity of the convertible senior notes or when the Company has received a redemption request, but settlement will occur after the reporting period date. Under such circumstances, the carrying amount of the convertible senior notes, net of the associated unamortized debt issuance costs, is classified as a current liability.
Income Taxes. In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplification of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 effective February 1, 2021 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of April 30, 2021 and January 31, 2021 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of April 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$279,453	$—	$—	$279,453
Short-term investments:
U.S. government treasury securities	527,989	—	—	527,989
Total financial assets	$807,442	$—	$—	$807,442

	Fair Value Measurement as of January 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$330,109	$—	$—	$330,109
Short-term investments:
U.S. government treasury securities	528,045	—	—	528,045
Total financial assets	$858,154	$—	$—	$858,154
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of April 30, 2021 and January 31, 2021. As of April 30, 2021 and January 31, 2021, gross unrealized gains and losses for cash equivalents and short-term investments were not material. Accordingly, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of April 30, 2021. Gross realized gains and losses were immaterial for each of the three month periods ended April 30, 2021 and 2020.
Convertible Senior Notes
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at April 30, 2021 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.
Non-marketable Securities
As of April 30, 2021 and January 31, 2021, the total amount of non-marketable equity securities included in other assets on the Company’s condensed consolidated balance sheets was $1.4 million and $0.5 million. During the three months ended April 30, 2021, the Company invested an additional $0.9 million in cash in non-marketable equity securities. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2021 Form 10-K for further information. The Company classifies these assets as Level 3 within the fair value hierarchy only if an impairment or observable price changes in orderly transactions are recognized on these non-marketable equity securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

investments and the stage of operational development of the entities. For the three months ended April 30, 2021, there have been no adjustments to the carrying values of the Company’s non-marketable securities as a result of impairment or observable price changes.
4. Goodwill and Acquired Intangible Assets, Net
During the three months ended April 30, 2021, the Company made an acquisition for total cash consideration of $9.0 million, of which $4.5 million was the purchase price to be allocated and $4.5 million will be recognized as post-combination compensation expense. For accounting purposes, this business combination was deemed immaterial. The Company allocated $3.4 million to the acquired developed technology intangible asset based on fair value to be amortized over its economic useful life of five years. The Company also recorded $1.9 million to goodwill, which included a tax benefit associated with the acquisition due to the release of the valuation allowance of $0.8 million. The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	April 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$38,100	$(18,377)	$19,723
Customer relationships	15,200	(7,430)	7,770
Total	$53,300	$(25,807)	$27,493

	January 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$34,700	$(16,955)	$17,745
Customer relationships	15,200	(6,670)	8,530
Total	$49,900	$(23,625)	$26,275
Acquired intangible assets are amortized on a straight-line basis. As of April 30, 2021, the weighted-average remaining useful lives of identifiable, acquisition-related intangible assets was 3.3 years for developed technology and 2.6 years for customer relationships. Amortization expense of intangible assets was $2.2 million for the three months ended April 30, 2021. Amortization expense for developed technology was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s condensed consolidated statements of operations.
As of April 30, 2021, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2022	$6,885
2023	9,180
2024	8,505
2025	2,130
2026	680
2027	113
Total	$27,493
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2021 Form 10-K for further information on the 2024 Notes, the 2026 Notes and the 2024 Notes Partial Repurchase.
During the three months ended April 30, 2021, the conditional conversion feature of the 2024 Notes and the 2026 Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the applicable conversion price for each of the series of convertible senior notes for at least 20 trading days in the period of 30 consecutive trading days ending on April 30, 2021 (the last trading day of the fiscal quarter) and therefore the 2024 Notes and the 2026 Notes are currently convertible, in whole or in part, at the option of the holders from May 1, 2021 through July 31, 2021. Whether the 2024 Notes or 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. During the three months ended April 30, 2021, the Company converted $30.6 million aggregate principal amount of the 2024 Notes to certain holders. Pursuant to the Company’s adoption of ASU 2020-06, there was no gain nor loss recognized upon these conversions. The difference between the settlement consideration and the liability component of the redeemed 2024 Notes was recorded to additional paid-in capital on the Company’s condensed consolidated balance sheet. Although the Company used $27.6 million of cash to repay a portion of the principal upon redemption, the Company may continue to elect to repay the 2024 Notes and the 2026 Notes in cash, shares of the Company’s Class A common stock or a combination of both cash and shares with respect to future conversions of the 2024 Notes and the 2026 Notes.
The net carrying amounts of the liability component of the 2024 Notes and the 2026 Notes were as follows (in thousands):

	April 30, 2021
	2024 Notes	2026 Notes
Principal	$59,405	$1,150,000
Unamortized debt issuance costs	(931)	(15,986)
Net carrying amount (1)	$58,474	$1,134,014
(1) The net carrying amount was increased on February 1, 2021 as a result of the adoption of ASU 2020-06. Refer to Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q for further information.
As of April 30, 2021, the total estimated fair values (Level 2) of the outstanding 2024 Notes and the 2026 Notes were approximately $260.5 million and $1.79 billion, respectively. The fair values were determined based on the closing trading price per $100 of the 2024 Notes and 2026 Notes as of the last day of trading for the period. The fair values of the 2024 Notes and 2026 Notes are primarily affected by the trading price of the Company’s Class A common stock and market interest rates.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the interest expense related to the 2024 Notes and 2026 Notes (in thousands):

	Three Months Ended April 30,
	2021		2020
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Contractual interest expense	$132	$718	$169	$719
Amortization of debt discount (1)	—	—	970	10,547
Amortization of issuance costs (1)	87	837	65	441
Total (1)	$219	$1,555	$1,204	$11,707
(1) The decrease in total interest expense for the period ended April 30, 2021 was due to the derecognition of the unamortized debt discount, partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU 2020-06, as of February 1, 2021, as described in Note 2, Summary of Significant Accounting Policies.
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
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2021 Form 10-K for further information on the Capped Calls.
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
The Company entered into a new agreement to lease approximately 16,000 square feet of office space in Palo Alto for a term of eight years with one option to extend for an additional five years. The total estimated aggregate base rent payments are $14.2 million with payments beginning four months subsequent to the commencement date, which was April 13, 2021.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Finance lease cost:
Amortization of finance lease right-of-use assets	$994	$994
Interest on finance lease liabilities	819	884
Operating lease cost	1,907	1,823
Short-term lease cost	66	793
Total lease cost	$3,786	$4,494
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	April 30, 2021	January 31, 2021
Finance Lease:
Property and equipment, net	$34,444	$35,437
Other accrued liabilities (current)	4,297	4,900
Other liabilities, non-current	53,087	54,356
Operating Leases:
Operating lease right-of-use assets	$45,019	$34,587
Operating lease liabilities (current)	6,432	2,343
Operating lease liabilities, non-current	45,835	39,095
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Three Months Ended April 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$819	$884
Operating cash flows from operating leases	1,506	1,297
Financing cash flows from finance lease	1,199	1,135
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,924	$23,375
Weighted-average remaining lease term (in years):
Finance lease	8.7	9.7
Operating leases	7.9	8.7
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	4.3%	5.0%

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of April 30, 2021 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2022	$5,382	$6,153
2023	8,073	9,656
2024	8,073	8,778
2025	8,445	7,729
2026	8,711	6,219
Thereafter	34,118	23,354
Total minimum payments	72,802	61,889
Less imputed interest	(15,418)	(9,622)
Present value of future minimum lease payments	57,384	52,267
Less current obligations under leases	(4,297)	(6,432)
Non-current lease obligations	$53,087	$45,835
7. Commitments and Contingencies
Non-cancelable Material Commitments
During the three months ended April 30, 2021, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2021 Form 10-K.
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property claims, labor and employment claims and breach of contract claims. For example, on March 12, 2019, Realtime Data (“Realtime”) filed a lawsuit against the Company (the “Realtime Lawsuit”) in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908 (the “908 Patent”), U.S. Patent No. 9,667,751 (the “751 Patent”) and U.S. Patent No. 8,933,825 (the “825 Patent”). The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief. On May 4, 2021, in a separate action involving the same three Patents, the District Court granted the defendants' motion to dismiss without prejudice, finding that the Patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against the Company on May 18, 2021 and the Company intends to respond in due course.
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of April 30, 2021 and January 31, 2021; therefore, the Company has not recorded an accrual for such contingencies.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended April 30,
	2021	2020
Primary geographical markets:
Americas	$109,476	$81,538
EMEA	54,725	39,009
Asia Pacific	17,447	9,782
Total	$181,648	$130,329

Subscription product categories and services:
MongoDB Atlas-related	$93,510	$54,170
Other subscription	81,060	70,686
Services	7,078	5,473
Total	$181,648	$130,329
Customers located in the United States accounted for 55% of total revenue for the three months ended April 30, 2021 and 58% of total revenue for the three months ended April 30, 2020. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consists of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of April 30, 2021 and January 31, 2021 was $248.3 million and $238.0 million, respectively. Approximately 42% and 52% of the total revenue recognized for the three months ended April 30, 2021 and 2020, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of April 30, 2021, the aggregate transaction price

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

allocated to remaining performance obligations was $284.1 million. Approximately 56% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of April 30, 2021 and January 31, 2021, unbilled receivables were $4.6 million and $5.7 million, respectively.
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

Allowance for Doubtful Accounts
Balance at January 31, 2021	$6,024
Provision	26
Recoveries/write-offs	(1,646)
Balance as of April 30, 2021	$4,404
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $124.5 million as of April 30, 2021. Amortization expense with respect to deferred commissions was $9.7 million for the three months ended April 30, 2021 and $6.5 million for the three months ended April 30, 2020. There was no impairment loss in relation to the costs capitalized for the periods presented.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes stock option activity for the three months ended April 30, 2021 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2021	3,881,545	$7.50	4.8	$1,405,540
Stock options exercised	(483,787)	7.37
Stock options forfeited and expired	(9,483)	11.00
Balance - April 30, 2021	3,388,275	$7.51	4.6	$982,426
Vested and exercisable - January 31, 2021	3,566,091	$7.22	4.7	$1,292,303
Vested and exercisable - April 30, 2021	3,303,706	$7.32	4.5	$958,531
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
The following table summarizes RSU activity for the three months ended April 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2021	3,473,512	$139.68
RSUs granted	677,279	408.82
RSUs vested	(341,939)	121.75
RSUs forfeited and canceled	(148,362)	155.67
Unvested - April 30, 2021	3,660,490	$190.43
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. The Company’s current offering period began December 16, 2020 and is expected to end June 15, 2021.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of revenue—subscription	$2,990	$1,827
Cost of revenue—services	1,487	1,146
Sales and marketing	18,876	10,823
Research and development	20,335	11,759
General and administrative	7,226	5,012
Total stock-based compensation expense	$50,914	$30,567

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Net Loss Per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive shares of Class A common stock outstanding for the period, including stock options, restricted stock units and shares underlying the conversion option of the 2024 Notes and the 2026 Notes. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential shares of Class A common stock outstanding would have been anti-dilutive due to the net loss reported for each period presented.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2021	2020
Numerator:
Net loss	$(63,992)	$(53,967)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	61,361,670	57,649,524

Net loss per share, basic and diluted	$(1.04)	$(0.94)
Prior to the adoption of ASU 2020-06, the Company calculated the potential dilutive effect of its 2024 Notes and 2026 Notes under the treasury stock method. As a result, only the amount by which the conversion value exceeded the aggregate principal amount of the 2024 Notes and 2026 Notes (the “conversion spread”) was considered in the diluted earnings per share computation. The conversion spread only had a dilutive impact on diluted net income per share when the average market price of the Company’s Class A common stock for a given period exceeded the initial conversion price of $68.15 per share for the 2024 Notes and $211.20 per share for the 2026 Notes.
Upon the adoption of ASU 2020-06 on February 1, 2021, the Company calculates the potential dilutive effect of its 2024 Notes and 2026 under the if-converted method. Under this method, diluted earnings per share is determined by assuming that all of the 2024 Notes and the 2026 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period.
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes and 2026 Notes. The Company has not exercised any of its Capped Calls as of April 30, 2021.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive.

	Three Months Ended April 30,
	2021	2020
Stock options pursuant to the 2016 Equity Incentive Plan	918,106	1,646,894
Stock options pursuant to the 2008 Stock Incentive Plan (previously options to purchase Class B common stock)	2,755,430	4,326,300
Unvested restricted stock units	3,812,342	3,866,970
Early exercised stock options	416	10,157
Shares underlying the conversion option of the 2024 Notes (conversion spread only prior to the adoption of ASU 2020-06)	871,697	707,613
Shares underlying the conversion option of the 2026 Notes	5,445,135	—

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $(1.4) million and $0.2 million for the three months ended April 30, 2021 and 2020, respectively. The benefit recorded during the three months ended April 30, 2021 was driven by the release of the valuation allowance as a result of goodwill recorded associated with an immaterial business combination, as well as the reversal of the deferred tax liability associated with the convertible senior notes upon the adoption of ASU 2020-06, partially offset by an increase in foreign taxes as the Company continued its global expansion. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of January 31, 2021, the Company’s net unrecognized tax benefits totaled $17.5 million, which would have no impact on the Company’s effective tax rate if recognized.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of certain payroll taxes, technical corrections to tax depreciation methods for qualified improvement property, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements for the three months ended April 30, 2021. The Company will continue to monitor any effects that may result from the CARES Act.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the “2021 Form 10-K”). All information presented herein is based on our fiscal calendar year, which ends January 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years.
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
Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Through our unique document-based architecture, we are able to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of legacy databases. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications, while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount was 2,745 as of April 30, 2021, an increase from 2,020 as of April 30, 2020.
We generate revenue primarily from sales of subscriptions, which accounted for 96% of our total revenue for each of the three month periods ended April 30, 2021 and 2020.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three months ended April 30, 2021, MongoDB Atlas revenue represented 51% of our total revenue, as compared to 42% of our total revenue during the three months ended April 30, 2020, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly in arrears based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform. MongoDB Enterprise Advanced revenue represented 40% of our subscription revenue for the three months ended April 30, 2021 and 49% of our subscription revenue for the three months ended April 30, 2020. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 175 million times since February 2009 and over 70 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% of our total revenue for both the three months ended April 30, 2021 and 2020. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the data management software market, is forecast to be $73 billion in 2021 growing to approximately $119 billion in 2025, representing a 13% compound annual growth rate. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Impact of the Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic has continued to impact the United States (“U.S.”) and the world. As a result, authorities have from time to time implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Although many jurisdictions have relaxed such restrictions, in some cases these restrictions have been or may in the future be re-instituted, and other jurisdictions are imposing restrictions for the first time. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when restrictions will be lifted in various jurisdictions. The full extent of the impact of the ongoing COVID-19 pandemic on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact of new variants of the virus that causes COVID-19; the public health measures taken by authorities and other entities to contain and treat COVID-19; the actions taken to effect a widespread, global roll-out of the available vaccines; and the impact of the COVID-19 pandemic on the global economy and on our current and prospective customers, employees, vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted.
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
While the broader implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, we currently expect our revenue to continue to be negatively impacted by the slowdown in activity and other challenges associated with the COVID-19 pandemic and global uncertainty in the near term.

During the three months ended April 30, 2021, we experienced a decrease in our travel costs due to global travel restrictions and remote work arrangements in effect as a result of the ongoing COVID-19 pandemic.
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
Key Factors Affecting Our Performance
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of April 30, 2021, we had over 26,800 customers across a wide range of industries and in over 100 countries, compared to over 18,400 customers as of April 30, 2020. All affiliated entities are counted as a single customer.
Our customer count as of April 30, 2021 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) mLab users who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of April 30, 2021, we had over 3,300 customers that were sold through our direct sales force and channel partners, as compared to over 2,200 such customers as of April 30, 2020. These customers, which we refer to as our Direct Sales Customers, accounted for 84% of our subscription revenue for the three months ended April 30, 2021 and 79% of our subscription revenue for the three months ended April 30, 2020. The percentage of our subscription revenue from Direct Sales Customers increased, in part, due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. After launching in June 2016, we had over 25,300 MongoDB Atlas customers as of April 30, 2021. The growth in MongoDB Atlas customers included customers from mLab and Realm, as described above, as well as new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
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
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,057 and 780 as of April 30, 2021 and 2020, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. Our net ARR expansion rate remained over 120% during the three months ended April 30, 2021, demonstrating our ability to expand within existing customers.
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is comprised of term licenses and hosted as-a-service solutions. Subscriptions to term licenses include technical support and access to new software versions on a when-and-if available basis. Revenue from our term licenses is recognized upfront for the license component and ratably for the technical support and when-and-if available update components. Associated contracts are typically billed annually in advance. Revenue from our hosted as‑a‑service solutions is primarily generated on a usage basis and is billed either in arrears or paid up front. The majority of our subscription contracts are one year in duration. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis. Our subscription contracts are generally non-cancelable and non-refundable.
Services Revenue. Services revenue is comprised of consulting and training services and is recognized over the period of delivery of the applicable services. We recognize revenue from services agreements as services are delivered.
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions, delivery of professional services, the impact of significant transactions and seasonality of or fluctuations in usage for our consumption‑based customers. Further, we currently expect our revenue to be negatively impacted by the slowdown in activity and other challenges associated with the COVID-19 pandemic in fiscal 2022.

Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes personnel costs, including salaries, bonuses and benefits, and stock‑based compensation, for employees associated with our subscription arrangements principally related to technical support and allocated shared costs, as well as depreciation and amortization. Our cost of subscription revenue for our hosted as‑a‑service solutions also includes third-party cloud infrastructure expenses. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and, depending on the results of MongoDB Atlas, our cost of subscription revenue may increase as a percentage of subscription revenue as well.
Cost of Services Revenue. Cost of services revenue primarily includes personnel costs, including salaries, bonuses and benefits, and stock‑based compensation, for employees associated with our professional service contracts, as well as, travel costs, allocated shared costs and depreciation and amortization. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.
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
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of state income taxes in the U.S. and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2021, we had net operating loss (“NOL”) carryforwards for federal, state, Irish and United Kingdom (“U.K.”) income tax purposes of approximately $1.2 billion, $1.1 billion, $384.0 million and $22.1 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and

January 31, 2021 for state purposes. Ireland, U.K. and the U.S. federal losses for the years after January 31, 2018 are allowed to be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. We also have U.S. federal and state research credit carryforwards of $52.9 million and $4.1 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2025 for state purposes. Utilization of the federal NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code and similar state provisions. The annual limitation, should we undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization; however, we do not expect any such limitation to be material.
Three Months Ended April 30, 2021 Summary
For the three months ended April 30, 2021, our total revenue was $181.6 million as compared to $130.3 million for the three months ended April 30, 2020. Our net loss was $64.0 million for the three months ended April 30, 2021 as compared to $54.0 million for the three months ended April 30, 2020.
Our operating cash flow was $10.2 million and $(5.9) million for the three months ended April 30, 2021 and 2020, respectively. Our free cash flow was $8.4 million and $(8.5) million for the three months ended April 30, 2021 and 2020, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended April 30,
	2021	2020
Consolidated Statements of Operations Data:
Revenue:
Subscription	$174,570	$124,856
Services	7,078	5,473
Total revenue	181,648	130,329
Cost of revenue:
Subscription(1)	45,402	30,625
Services(1)	9,126	7,052
Total cost of revenue	54,528	37,677
Gross profit	127,120	92,652
Operating expenses:
Sales and marketing(1)	97,890	69,125
Research and development(1)	64,751	45,632
General and administrative(1)	25,925	19,935
Total operating expenses	188,566	134,692
Loss from operations	(61,446)	(42,040)
Other expense, net	(3,922)	(11,693)
Loss before provision for (benefit from) income taxes	(65,368)	(53,733)
Provision for (benefit from) income taxes	(1,376)	234
Net loss	$(63,992)	$(53,967)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of revenue—subscription	$2,990	$1,827
Cost of revenue—services	1,487	1,146
Sales and marketing	18,876	10,823
Research and development	20,335	11,759
General and administrative	7,226	5,012
Total stock‑based compensation expense	$50,914	$30,567

	Three Months Ended April 30,
	2021	2020
Percentage of Revenue Data:
Revenue:
Subscription	96%	96%
Services	4%	4%
Total revenue	100%	100%
Cost of revenue:
Subscription	25%	23%
Services	5%	5%
Total cost of revenue	30%	29%
Gross profit	70%	71%
Operating expenses:
Sales and marketing	54%	53%
Research and development	36%	35%
General and administrative	14%	15%
Total operating expenses	104%	103%
Loss from operations	(34)%	(32)%
Other expense, net	(2)%	(9)%
Loss before provision for (benefit from) income taxes	(36)%	(41)%
Provision for (benefit from) income taxes	(1)%	—%
Net loss	(35)%	(41)%
Comparison of the Three Months Ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2021	2020	$	%
Subscription	$174,570	$124,856	$49,714	40%
Services	7,078	5,473	1,605	29%
Total revenue	$181,648	$130,329	$51,319	39%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $49.7 million primarily due to an increase of $47.7 million from our Direct Sales Customers, inclusive of Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The growth in services revenue was driven primarily by the increased delivery of consulting and training services.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2021	2020	$	%
Subscription cost of revenue	$45,402	$30,625	$14,777	48%
Services cost of revenue	9,126	7,052	2,074	29%
Total cost of revenue	54,528	37,677	16,851	45%
Gross profit	$127,120	$92,652	$34,468	37%
Gross margin	70%	71%
Subscription	74%	75%
Services	(29)%	(29)%
The increase in subscription cost of revenue was primarily due to a $11.4 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $2.8 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher compensation costs from increased headcount in our services organization, partially offset by lower expense associated with our China Stock Appreciation Rights Plan. Total headcount in our support and services organizations increased 32% from April 30, 2020 to April 30, 2021.
Our overall gross margin declined due to a decrease in subscription gross margin, which was impacted by the increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. This change in revenue mix caused gross margin to decline due to the increase in third-party cloud infrastructure costs associated with MongoDB Atlas. In addition, our cost of revenue included higher personnel costs and stock-based compensation. Our services gross margin remained flat.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2021	2020	$	%
Sales and marketing	$97,890	$69,125	$28,765	42%
The increase in sales and marketing expense included $24.5 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 1,281 as of April 30, 2021 from 922 as of April 30, 2020, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $5.7 million from costs associated with our higher headcount, including higher commissions expense and higher facilities and computer hardware and software expenses, as well as higher spend on marketing programs. These increases were partially offset by lower travel costs resulting from global travel restrictions and stay-at-home or similar orders in effect due to the ongoing COVID-19 pandemic.
Research and Development

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2021	2020	$	%
Research and development	$64,751	$45,632	$19,119	42%
The increase in research and development expense was primarily driven by a $19.9 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 34%. The increase in personnel costs was impacted by higher payroll taxes associated with employee stock option exercises and restricted stock unit vesting as a result of our higher average stock price as compared to the prior-year period. Research and development expense also increased $1.4 million from costs associated with our higher headcount, including higher facilities and computer hardware and software expenses. These increases were partially offset by the full amortization of previously acquired developed technology intangible assets and the full amortization of the founder holdback associated with our acquisition of mLab.

General and Administrative

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2021	2020	$	%
General and administrative	$25,925	$19,935	$5,990	30%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in higher personnel costs and stock-based compensation. These higher costs were partially offset by lower bad debt expense.
Other Income (Expense), net

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2021	2020	$	%
Other expense, net	$(3,922)	$(11,693)	$7,771	(66)%
Other expense, net for the three months ended April 30, 2021 decreased primarily due to the adoption of the new accounting standard for convertible senior notes, which eliminated the amortization of the debt discount previously associated with our 0.75% convertible senior notes due 2024 and 0.25% convertible senior notes due 2026.
Provision for (Benefit from) Income Taxes

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2021	2020	$	%
Provision for (benefit from) income taxes	$(1,376)	$234	$(1,610)	nm
The provision for (benefit from) income taxes during the three months ended April 30, 2021 was primarily due to adjustments to the valuation allowance as a result of goodwill recorded associated with an immaterial business combination, as well as the reversal of the deferred tax liability associated with convertible debt upon the adoption of ASU 2020-06, partially offset by an increase in foreign taxes as we continue our global expansion.

Liquidity and Capital Resources
As of April 30, 2021, we had cash, cash equivalents, short‑term investments and restricted cash totaling $935.6 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of April 30, 2021, we had an accumulated deficit of $946.8 million. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, the continuing market acceptance of our subscriptions and services and the impact of the ongoing COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the ongoing COVID-19 pandemic on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Three Months Ended April 30,
	2021	2020
Net cash provided by (used in) operating activities	$10,217	$(5,878)
Net cash provided by (used in) investing activities	(7,511)	3,212
Net cash used in financing activities	(25,254)	(2,290)
Operating Activities
Cash provided by operating activities during the three months ended April 30, 2021 was $10.2 million primarily driven by an increase in our cash collections reflecting overall growth of our sales and our expanding customer base. Accordingly, our accounts receivable decreased by $35.1 million and our deferred revenue increased by $9.7 million. In addition, our net loss of $64.0 million included non‑cash charges of $50.9 million for stock‑based compensation, $3.3 million for depreciation and amortization, $2.5 million for lease-related non-cash charges and $1.4 million for the amortization of our debt issuance costs. Partially offsetting these benefits to our operating cash flow were a decrease of $17.2 million in accrued liabilities, primarily from commissions paid during the three months ended April 30, 2021, as well as higher prepaid expenses of $9.0 million and higher deferred commissions of $5.9 million.
Cash used in operating activities during the three months ended April 30, 2020 was $5.9 million primarily driven by our net loss of $54.0 million, which was partially offset by non‑cash charges of $30.6 million for stock‑based compensation, $12.0 million for the amortization of our debt discount and issuance costs, $2.9 million for depreciation and amortization and $2.4 million for lease-related non-cash charges. In addition, our cash collections decreased our accounts receivable by $3.6 million and increased our deferred revenue by $3.3 million, reflecting the overall growth of our sales and our expanding customer base. Partially offsetting these benefits to our operating cash flow were decreases of $3.1 million in deferred commissions and $2.8 million in accrued liabilities, primarily from commissions and bonuses paid during the three months ended April 30, 2020.
Investing Activities
Cash used in investing activities during the three months ended April 30, 2021 of $7.5 million resulted primarily from $4.5 million of net cash used for an immaterial acquisition and $1.5 million of cash used to purchase marketable securities, net of maturities. In addition, we used $0.9 million to invest in additional non-marketable securities and $0.6 million for purchases of property and equipment.

Cash provided by investing activities during the three months ended April 30, 2020 of $3.2 million resulted from the maturities of marketable securities, partially offset by purchases of marketable securities and property and equipment.
Financing Activities
Cash used in financing activities during the three months ended April 30, 2021 was $25.3 million, primarily to repay a portion of the principal upon the conversion of the 2024 Notes redeemed during the period, as well as $1.2 million used for principal repayments of finance leases, partially offset by $3.5 million in proceeds from the exercises of stock options.
Cash used in financing activities during the three months ended April 30, 2020 was $2.3 million primarily due to issuance costs related to our January 2020 offering of 0.25% convertible senior notes due 2026 that had been accrued as of January 31, 2020, as well as principal repayment of finance leases, partially offset by the proceeds from the exercise of stock options.
Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures, principal repayments of finance lease liabilities and capitalized software development costs, if any. During each of the three months ended April 30, 2021 and 2020, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures, principal repayments of finance lease liabilities and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods indicated (unaudited, in thousands):

	Three Months Ended April 30,
	2021	2020
Net cash provided by (used in) operating activities	$10,217	$(5,878)
Capital expenditures	(627)	(1,505)
Principal repayments of finance leases	(1,199)	(1,135)
Capitalized software	—	—
Free cash flow	$8,391	$(8,518)
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
Contractual Obligations and Commitments
During the three months ended April 30, 2021, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2021 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
There have been no material changes in our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements, including our adoption of the new standard for our convertible senior notes under Accounting Standards Update 2020-06.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business. The uncertainty that exists with respect to the global economic impact of the ongoing COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to the quarter ended April 30, 2021.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of April 30, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $935.6 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of April 30, 2021.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three-month periods ended April 30, 2021 and 2020. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of April 30, 2021, the total amount of non-marketable equity securities included in other assets on our balance sheet was $1.4 million.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. Based on the evaluation of our disclosure controls and procedures as of April 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information required to be set forth under this Item 1 is incorporated by reference to Note 7, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, on March 12, 2019, Realtime Data (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. Realtime seeks monetary damages and injunctive relief. On May 4, 2021, in a separate action involving the same three Patents, the District Court granted the defendants' motion to dismiss without prejudice, finding that the Patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against us on May 18, 2021 and we intend to respond in due course.
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
•Our decision to offer Community Server under a new license, the Server Side Public License (“SSPL”), may harm adoption of Community Server.

•We have invested significantly in our MongoDB Atlas offering, and if it fails to achieve market adoption, our business, results of operations and financial condition could be harmed.
•We could be negatively impacted if the GNU Affero General Public License Version 3 (the “AGPL”), the SSPL and other open source licenses under which some of our software is licensed are not enforceable.
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

In light of the uncertain and continually evolving situation relating to the spread of COVID-19 and in compliance with then-effective shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, beginning March 2020, we took measures intended to help minimize the risk of the virus to our employees, our customers and the communities in which we participate, which could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Although shelter-in-place and similar orders have been lifted in certain locations where we conduct operations, we have informed our employees that they may continue to elect to work remotely through September 1, 2021, even if their office reopens. Further, shelter-in-place and similar orders in some jurisdictions have been and may in the future be re-instituted as rates of infection increase in those locations. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when restrictions will be lifted in various jurisdictions. Prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners and investors, and some of our business processes assume that employees can review and sign documents in person. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and, in sales and marketing, in particular, which could have longer term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. For example, remote work arrangements may result in decreased employee productivity and morale with increased regretted employee attrition. As we contemplate a return to in-person work arrangements following the lifting of COVID-19-related restrictions, we expect to adopt a hybrid work environment that may also present operational challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.

The ultimate impact to our results of operations will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to effect a widespread global roll-out of available vaccines or otherwise contain COVID-19 or treat its impact, including the impact of any reopening plans, additional closures and spikes or surges in COVID-19 infection, and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. Accordingly, these potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.

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
The database software market, for both relational and non-relational database products, is highly competitive, rapidly evolving and others may put out competing databases or sell services in connection with existing open source or source available databases, including ours. The principal competitive factors in our market include: mindshare with software developers and information technology (“IT”) executives; product capabilities, including flexibility, scalability, performance, security and reliability; flexible deployment options, including fully managed as a service or self-managed in the cloud, on-premise or in a hybrid environment and ease of deployment; breadth of use cases supported; ease of integration with existing IT infrastructure; robustness of professional services and customer support; price and total cost of ownership; adherence to industry standards and certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our business and results of operations to suffer.
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
Our subscription offerings are term-based and a majority of our subscription contracts were one year in duration in fiscal year 2021. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations and financial condition may be adversely affected.
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
Furthermore, on May 12, 2021 the Biden administration issued an Executive Order requiring federal agencies to implement additional IT security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit, to the maximum extent consistent with federal records laws and other applicable laws. Additionally, the Executive Order will result in the development of secure software development practices or criteria for a consumer software labeling program and shall reflect a baseline level of secure practices for development of software sold to the U.S. federal government, including requiring developers to maintain greater visibility into their software and making security data publicly available. Due to the Executive Order, Federal Agencies may require us to modify our cybersecurity practices and policies and increase our compliance costs and, if we are unable to meet the requirements of the Executive Order, it could impede our ability to work with the U.S. government and result in a loss of revenue.

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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused or infringed the intellectual property rights of our competitors, non-practicing entities or other third parties. This risk is exacerbated by the fact that our software incorporates third-party open source software. For example, Realtime Data (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware in March 2019 alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. The patent infringement allegations in the lawsuit relate to data compression, decompression, storage and retrieval. See the section titled “Part II, Item 1. Legal Proceedings.”
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
We believe our success has depended and continues to depend, on the efforts and talents of our senior management team, particularly our Chief Executive Officer, and our highly skilled team members, including our sales personnel, customer-facing technical personnel and software engineers. We do not maintain key man insurance on any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. The majority of our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. For example, our former Chief Technology Officer resigned effective July 10, 2020. The loss of any of our senior management or key employees could adversely affect our ability to build on the efforts they have undertaken to execute our business plan and to execute against our market opportunity. We may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.
Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
Our ability to successfully pursue our growth strategy also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business, including sales personnel, customer-facing technical personnel and software engineers, is intense, and the recent move by companies to offer a remote or hybrid work environment may increase the competition for talent. Our recruiting efforts focus on elite organizations and our primary recruiting competition are well-known, high-paying technology companies. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the fiscal years ended January 31, 2020, 2019 and 2018, total revenue generated from customers outside the United States was 44%, 41% and 39%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In addition, we expanded our reach in China in February 2021 when we announced a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated Financial Statements and Unaudited Condensed Consolidated Financial Statements include those related to revenue recognition, allowances for doubtful accounts, the incremental borrowing rate related to our lease liabilities, stock-based compensation, fair value of the liability component of the convertible debt, fair value of common stock and redeemable convertible preferred stock warrants prior to the initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment and accounting for income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
We are a multinational organization with a distributed workforce facing increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. Additionally, both the COVID-19 pandemic and new flexible work policies are likely to increase the complexity of our payroll tax practices and may lead to challenges with our payments to tax authorities. Furthermore, authorities in the many jurisdictions in which we operate or have employees could review our tax returns and impose additional tax, interest and penalties and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.
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
As of January 31, 2021, we had net operating loss carryforwards for federal, state, Irish and U.K. income tax purposes of approximately $1.2 billion, $1.1 billion, $384.0 million and $22.1 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2021 for state purposes. Ireland, U.K. and U.S. federal losses for years after January 31, 2018 are allowed to be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these net operating losses (“NOLs”) before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable

Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
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
As of April 30, 2021, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the ongoing COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which the ongoing COVID-19 pandemic may continue to impact our business is uncertain, however we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Additionally, the conditional conversion feature of the 2024 Notes and 2026 Notes was triggered during the three months ended April 30, 2021, as the last reported sale price of our Class A common stock was more than or equal to 130% of the applicable conversion price for each series of Notes for at least 20 trading days in the period of 30 consecutive trading days ending on April 30, 2021 (the last trading day of the fiscal quarter). Therefore, the 2024 Notes and 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from May 1, 2021 through July 31, 2021. Whether the 2024 Notes or 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. Upon conversion of the 2024 Notes and 2026 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes and 2026 Notes being converted, which could adversely affect our liquidity.
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

MONGODB, INC.

Date: June 4, 2021	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)