Form 10-Q
period 2021-07-31
MongoDB, Inc.
filed 2021-09-03
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of August 31, 2021, there were 66,178,101 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,160,996	$429,697
Short-term investments	653,829	528,045
Accounts receivable, net of allowance for doubtful accounts of $3,992 and $6,024 as of July 31, 2021 and January 31, 2021, respectively	120,152	135,176
Deferred commissions	43,358	36,619
Prepaid expenses and other current assets	17,776	12,350
Total current assets	1,996,111	1,141,887
Property and equipment, net	60,830	62,364
Operating lease right-of-use assets	43,248	34,587
Goodwill	57,775	55,830
Acquired intangible assets, net	25,198	26,275
Deferred tax assets	1,762	997
Other assets	96,487	85,555
Total assets	$2,281,411	$1,407,495
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	4,564	$4,144
Accrued compensation and benefits	71,063	70,210
Operating lease liabilities	6,985	2,343
Other accrued liabilities	35,072	56,440
Deferred revenue	230,219	221,404
Total current liabilities	347,903	354,541
Deferred tax liability, non-current	76	773
Operating lease liabilities, non-current	43,312	39,095
Deferred revenue, non-current	19,058	16,547
Convertible senior notes, net	1,136,697	937,729
Other liabilities, non-current	60,641	59,129
Total liabilities	1,607,687	1,407,814
Commitments and contingencies (Note 7)
Temporary equity, convertible senior notes	—	4,714
Stockholders’ equity (deficit):
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of July 31, 2021 and January 31, 2021; 66,229,960 shares issued and 66,130,589 shares outstanding as of July 31, 2021; 60,997,822 shares issued and 60,898,451 shares outstanding as of January 31, 2021	66	61
Additional paid-in capital	1,699,150	932,332
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of July 31, 2021 and January 31, 2021	(1,319)	(1,319)
Accumulated other comprehensive loss	(280)	(704)
Accumulated deficit	(1,023,893)	(935,403)
Total stockholders’ equity (deficit)	673,724	(5,033)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$2,281,411	$1,407,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	$191,381	$132,478	$365,951	$257,334
Services	7,366	5,803	14,444	11,276
Total revenue	198,747	138,281	380,395	268,610
Cost of revenue:
Subscription	50,955	33,973	96,357	64,598
Services	9,747	8,331	18,873	15,383
Total cost of revenue	60,702	42,304	115,230	79,981
Gross profit	138,045	95,977	265,165	188,629
Operating expenses:
Sales and marketing	109,377	75,078	207,267	144,203
Research and development	72,396	49,255	137,147	94,887
General and administrative	28,803	21,424	54,728	41,359
Total operating expenses	210,576	145,757	399,142	280,449
Loss from operations	(72,531)	(49,780)	(133,977)	(91,820)
Other income (expense):
Interest income	157	1,032	330	3,759
Interest expense	(2,556)	(13,950)	(6,214)	(27,745)
Other expense, net	(665)	(845)	(1,102)	(1,470)
Loss before provision for income taxes	(75,595)	(63,543)	(140,963)	(117,276)
Provision for income taxes	1,538	982	162	1,216
Net loss	$(77,133)	$(64,525)	$(141,125)	$(118,492)
Net loss per share, basic and diluted	$(1.22)	$(1.10)	$(2.26)	$(2.04)
Weighted-average shares used to compute net loss per share, basic and diluted	63,426,694	58,393,894	62,411,295	58,025,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(77,133)	$(64,525)	$(141,125)	$(118,492)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	(86)	(531)	(52)	317
Foreign currency translation adjustment	566	(398)	476	(473)
Other comprehensive income (loss)	480	(929)	424	(156)
Total comprehensive loss	$(76,653)	$(65,454)	$(140,701)	$(118,648)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share data)
(unaudited)

	Class A Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2021	60,898,451	$61	$932,332	$(1,319)	$(704)	$(935,403)	$(5,033)
Cumulative effect of accounting change	—	—	(309,381)	—	—	52,635	(256,746)
Stock option exercises	483,787	1	3,539	—	—	—	3,540
Vesting of early exercised stock options	—	—	10	—	—	—	10
Vesting of restricted stock units	341,939	—	—	—	—	—	—
Stock-based compensation	—	—	50,914	—	—	—	50,914
Conversion of 2024 convertible senior notes	372,096	—	2,999	—	—	—	2,999
Unrealized gain on available-for-sale securities	—	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	(63,992)	(63,992)
Balances as of April 30, 2021	62,096,273	$62	$680,413	$(1,319)	$(760)	$(946,760)	$(268,364)
Stock option exercises	282,519	—	2,206	—	—	—	2,206
Vesting of restricted stock units	362,342	—	—	—	—	—	—
Stock-based compensation	—	—	57,705	—	—	—	57,705
Conversion of convertible senior notes	844,194	1	56,682	—	—	—	56,683
Issuance of common stock, net of issuance costs	2,500,000	3	889,181	—	—	—	889,184
Issuance of common stock under the Employee Stock Purchase Plan	45,261	—	12,963	—	—	—	12,963
Unrealized loss on available-for-sale securities	—	—	—	—	(86)	—	(86)
Foreign currency translation adjustment	—	—	—	—	566	—	566
Net loss	—	—	—	—	—	(77,133)	(77,133)
Balances as of July 31, 2021	66,130,589	$66	$1,699,150	$(1,319)	$(280)	$(1,023,893)	$673,724

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(in thousands of U.S. dollars, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2020	57,382,543	$57	$752,127	$(1,319)	$225	$(668,232)	$82,858
Cumulative effect of accounting change	—	—	—	—	—	(227)	(227)
Stock option exercises	373,394	1	2,994	—	—	—	2,995
Repurchase of early exercised options	(79)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	42	—	—	—	42
Vesting of restricted stock units	241,569	—	—	—	—	—	—
Stock-based compensation	—	—	30,567	—	—	—	30,567
Conversion of 2024 convertible senior notes	8	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	848	—	848
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	—	(53,967)	(53,967)
Balances as of April 30, 2020	57,997,435	$58	$785,730	$(1,319)	$998	$(722,426)	$63,041
Stock option exercises	471,269	1	4,050	—	—	—	4,051
Repurchase of early exercised options	(881)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	25	—	—	—	25
Vesting of restricted stock units	305,428	—	—	—	—	—	—
Stock-based compensation	—	—	37,525	—	—	—	37,525
Issuance of common stock under the Employee Stock Purchase Plan	84,482	—	8,963	—	—	—	8,963
Unrealized gain on available-for-sale securities	—	—	—	—	(531)	—	(531)
Foreign currency translation adjustment	—	—	—	—	(398)	—	(398)
Net loss	—	—	—	—	—	(64,525)	(64,525)
Balances as of July 31, 2020	58,857,733	$59	$836,293	$(1,319)	$69	$(786,951)	$48,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities
Net loss	$(141,125)	$(118,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,622	5,722
Stock-based compensation	108,619	68,092
Amortization of debt discount and issuance costs	2,319	24,217
Amortization of finance right-of-use assets	1,988	1,988
Amortization of operating right-of-use assets	3,232	2,854
Deferred income taxes	(2,378)	(148)
Accretion of discount on short-term investments	2,994	(221)
Unrealized foreign exchange loss	1,044	—
Change in operating assets and liabilities:
Accounts receivable	16,323	(2,408)
Prepaid expenses and other current assets	(5,849)	1,846
Deferred commissions	(16,456)	(8,993)
Other long-term assets	(52)	(156)
Accounts payable	447	(1,410)
Accrued liabilities	1,467	3,393
Operating lease liabilities	(2,595)	(38)
Deferred revenue	9,791	4,956
Other liabilities, non-current	4,068	2,890
Net cash used in operating activities	(9,541)	(15,908)
Cash flows from investing activities
Purchases of property and equipment	(2,332)	(5,296)
Acquisition, net of cash acquired	(4,469)	—
Investment in non-marketable securities	(1,136)	—
Proceeds from maturities of marketable securities	275,000	285,000
Purchases of marketable securities	(403,986)	(510,006)
Net cash used in investing activities	(136,923)	(230,302)
Cash flows from financing activities
Payments of issuance costs for convertible senior notes	—	(4,154)
Proceeds from exercise of stock options, including early exercised stock options	5,745	7,051
Proceeds from issuance of common stock, net of issuance costs	889,564	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	12,963	8,963
Repurchase of early exercised stock options	—	(11)
Principal repayments of finance leases	(2,415)	(2,284)
Repayments of convertible senior notes attributable to principal	(27,594)	—
Net cash provided by financing activities	878,263	9,565
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(502)	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	731,297	(236,692)
Cash, cash equivalents and restricted cash, beginning of period	430,222	706,706
Cash, cash equivalents and restricted cash, end of period	$1,161,519	$470,014
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$2,362	$658
Interest expense	$3,281	$3,535
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above
Cash and cash equivalents	$1,160,996	$469,492
Restricted cash, non-current	523	522
Total cash, cash equivalents and restricted cash	$1,161,519	$470,014
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
2021 Common Stock Offering
On June 29, 2021, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein, pursuant to which the Company agreed to issue and sell 2,500,000 shares of its Class A common stock, par value $0.001 per share, at an offering price of $365.00 per share.
The Company received net proceeds of $889.2 million, after deducting underwriting discounts and commissions of $22.7 million and offering expenses of $0.6 million. Offering expenses included legal, accounting and other fees and, along with underwriting discounts and commissions, were recorded in additional paid-in capital as a reduction of the proceeds upon the closing of the offering in July 2021.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2021, the interim condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended July 31, 2021 and 2020, the interim condensed consolidated statements of operations and of comprehensive loss for the three and six months ended July 31, 2021 and 2020 and the interim condensed consolidated statements of cash flows for the six months ended July 31, 2021 and 2020 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of July 31, 2021, its statements of stockholders’ equity (deficit) as of July 31, 2021 and 2020, its results of operations and of comprehensive loss for the three and six months ended July 31, 2021 and 2020 and its statements of cash flows for the six months ended July 31, 2021 and 2020. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2022 or for any other future year or interim period.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The ongoing COVID-19 pandemic has resulted in a global slowdown of economic activity that is likely to continue to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time. The Company currently expects its revenue to continue to be negatively impacted by the slowdown in activity, global uncertainty and other challenges associated with the ongoing COVID-19 pandemic in the near-term.
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
The Company early adopted ASU 2020-06 as of February 1, 2021 using the modified retrospective transition method. Upon adoption of ASU 2020-06, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, the Company recorded a decrease to accumulated deficit of $52.6 million, a decrease to additional paid-in capital of $309.4 million, a decrease to temporary equity of $4.7 million and an increase to convertible senior notes, net, of $261.5 million. There was an immaterial benefit from the reversal of the deferred tax liability associated with the convertible senior notes upon the adoption of ASU 2020-06. Prior period financial statements were not restated.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of July 31, 2021 and January 31, 2021 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of July 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$1,043,978	$—	$—	$1,043,978
Short-term investments:
U.S. government treasury securities	653,829	—	—	653,829
Total financial assets	$1,697,807	$—	$—	$1,697,807

	Fair Value Measurement as of January 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$330,109	$—	$—	$330,109
Short-term investments:
U.S. government treasury securities	528,045	—	—	528,045
Total financial assets	$858,154	$—	$—	$858,154
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of July 31, 2021 and January 31, 2021. As of July 31, 2021 and January 31, 2021, gross unrealized gains and losses for cash equivalents and short-term investments were not material. Accordingly, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of July 31, 2021. Gross realized gains and losses were not material for each of the three- and six-month periods ended July 31, 2021 and 2020.
Convertible Senior Notes
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at July 31, 2021 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Non-marketable Securities
As of July 31, 2021 and January 31, 2021, the total amount of non-marketable equity securities included in other assets on the Company’s condensed consolidated balance sheets was $1.6 million and $0.5 million. During the three and six months ended July 31, 2021, the Company invested an additional $0.2 million and $1.1 million, respectively, of its cash in non-marketable equity securities. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2021 Form 10-K for further information. The Company classifies these assets as Level 3 within the fair value hierarchy only if an impairment or observable price changes in orderly transactions are recognized on these non-marketable equity securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities. For the three and six months ended July 31, 2021, there have been no adjustments to the carrying values of the Company’s non-marketable securities as a result of impairment or observable price changes.

4. Goodwill and Acquired Intangible Assets, Net
In April 2021, the Company made an acquisition for total cash consideration of $9.0 million, of which $4.5 million was the purchase price to be allocated and $4.5 million will be recognized as post-combination compensation expense. For accounting purposes, this business combination was deemed immaterial. The Company allocated $3.4 million to the acquired developed technology intangible asset based on fair value to be amortized over its economic useful life of five years. The Company also recorded $1.9 million of goodwill, which included a tax benefit associated with the acquisition due to the release of the valuation allowance of $0.8 million. The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	July 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(19,912)	$18,188	3.1
Customer relationships	15,200	(8,190)	7,010	2.3
Total	$53,300	$(28,102)	$25,198

	January 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$34,700	$(16,955)	$17,745	3.3
Customer relationships	15,200	(6,670)	8,530	2.8
Total	$49,900	$(23,625)	$26,275
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $2.3 million and $4.5 million for the three and six months ended July 31, 2021, respectively, and $2.1 million and $4.3 million for the three and six months ended July 31, 2020, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s condensed consolidated statements of operations.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of July 31, 2021, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2022	$4,590
2023	9,180
2024	8,505
2025	2,130
2026	680
2027	113
Total	$25,198

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
During the three months ended July 31, 2021, the conditional conversion feature of the 2024 Notes and the 2026 Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the applicable conversion price for each of the series of convertible senior notes for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2021 (the last trading day of the fiscal quarter) and therefore the 2024 Notes and the 2026 Notes are currently convertible, in whole or in part, at the option of the holders from August 1, 2021 through October 31, 2021. Whether the 2024 Notes or 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. During the six months ended July 31, 2021, certain holders elected to redeem $88.1 million of aggregate principal amount of the 2024 Notes. The Company elected to use $27.6 million of cash to settle a portion of the principal upon redemption, with the remainder settled through the issuance of 1,216,290 shares of Class A common stock. The difference between the settlement consideration and the liability component of the redeemed 2024 Notes was recorded to additional paid-in capital on the Company’s condensed consolidated balance sheet. Pursuant to the Company’s adoption of ASU 2020-06, there was no gain nor loss recognized upon these

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
conversions. The Company may continue to elect to repay the 2024 Notes and the 2026 Notes in cash, shares of the Company’s Class A common stock or a combination of both cash and shares with respect to future conversions of the 2024 Notes and the 2026 Notes.
The net carrying amounts of the liability component of the 2024 Notes and the 2026 Notes were as follows for the periods presented (in thousands):

	July 31, 2021		January 31, 2021
	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Principal	$1,875	$1,149,997	$90,000	$1,150,000
Unamortized debt discount (1)	—	—	(15,459)	(249,907)
Unamortized debt issuance costs	(27)	(15,148)	(1,265)	(13,174)
Net carrying amount (1)	$1,848	$1,134,849	$73,276	$886,919
(1) The net carrying amount was increased on February 1, 2021 as a result of the adoption of ASU 2020-06. Refer to Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q for further information.
As of July 31, 2021, the total estimated fair values (Level 2) of the outstanding 2024 Notes and the 2026 Notes were approximately $9.5 million and $2.09 billion, respectively. The fair values were determined based on the closing trading price per $100 of the 2024 Notes and 2026 Notes as of the last day of trading for the period. The fair values of the 2024 Notes and 2026 Notes are primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2024 Notes and 2026 Notes (in thousands):

	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
	2024 Notes	2026 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Contractual interest expense	$67	$719	$169	$719	$199	$1,437	$338	$1,438
Amortization of debt discount (1)	—	—	986	10,685	—	—	1,956	21,231
Amortization of issuance costs (1)	44	838	68	455	644	1,675	133	897
Total (1)	$111	$1,557	$1,223	$11,859	$843	$3,112	$2,427	$23,566
(1) The decrease in total interest expense for the three and six months ended July 31, 2021 as compared to the respective prior-year periods was due to the derecognition of the unamortized debt discount, partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU 2020-06, as of February 1, 2021, as described in Note 2, Summary of Significant Accounting Policies.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Finance lease cost:
Amortization of finance lease right-of-use assets	$994	$994	$1,988	$1,988
Interest on finance lease liabilities	802	868	1,621	1,752
Operating lease cost	2,261	2,031	4,168	3,854
Short-term lease cost	133	740	199	1,533
Total lease cost	$4,190	$4,633	$7,976	$9,127

Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	July 31, 2021	January 31, 2021
Finance Lease:
Property and equipment, net	$33,450	$35,437
Other accrued liabilities (current)	4,366	4,900
Other liabilities, non-current	51,801	54,356
Operating Leases:
Operating lease right-of-use assets	$43,248	$34,587
Operating lease liabilities (current)	6,985	2,343
Operating lease liabilities, non-current	43,312	39,095

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Six Months Ended July 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$1,621	$1,752
Operating cash flows from operating leases	3,626	2,696
Financing cash flows from finance lease	2,415	2,284
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,073	$31,890
Weighted-average remaining lease term (in years):
Finance lease	8.4	9.4
Operating leases	7.7	8.1
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	4.3%	4.7%

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of July 31, 2021 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2022	$3,363	$4,187
2023	8,073	9,577
2024	8,073	8,655
2025	8,445	7,617
2026	8,711	6,162
Thereafter	34,118	23,041
Total minimum payments	70,783	59,239
Less imputed interest	(14,616)	(8,942)
Present value of future minimum lease payments	56,167	50,297
Less current obligations under leases	(4,366)	(6,985)
Non-current lease obligations	$51,801	$43,312

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the six months ended July 31, 2021, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2021 Form 10-K.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property claims, labor and employment claims and breach of contract claims. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908 (the “908 Patent”), U.S. Patent No. 9,667,751 (the “751 Patent”) and U.S. Patent No. 8,933,825 (the “825 Patent”). On May 4, 2021, in a consolidated action that includes Realtime's case against MongoDB, the District Court granted certain defendants' motion to dismiss without prejudice, finding that the Patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against the Company on May 18, 2021, and the Company moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted the Company's motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order.
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of July 31, 2021 and January 31, 2021; therefore, the Company has not recorded an accrual for such contingencies.
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

8. Revenue
Disaggregation of Revenue
Based on the information provided to and reviewed by the Company’s Chief Executive Officer, its Chief Operating Decision Maker, the Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets and subscription product categories. The Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The Company also disaggregates its subscription products between its MongoDB Atlas-related offerings and other subscription products, which include MongoDB Enterprise Advanced.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Primary geographical markets:
Americas	$120,827	$87,043	$230,303	$168,581
EMEA	57,582	40,201	112,307	79,210
Asia Pacific	20,338	11,037	37,785	20,819
Total	$198,747	$138,281	$380,395	$268,610

Subscription product categories and services:
MongoDB Atlas-related	$111,756	$61,074	$205,267	$115,244
Other subscription	79,625	71,404	160,684	142,090
Services	7,366	5,803	14,444	11,276
Total	$198,747	$138,281	$380,395	$268,610
Customers located in the United States accounted for 54% of total revenue for both the three and six months ended July 31, 2021 and 58% of total revenue for both the three and six months ended July 31, 2020. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of July 31, 2021 and January 31, 2021 was $249.3 million and $238.0 million, respectively. Approximately 36% and 42% of the total revenue recognized for the six months ended July 31, 2021 and 2020, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of July 31, 2021, the aggregate transaction price allocated to remaining performance obligations was $280.6 million. Approximately 58% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2021 and January 31, 2021, unbilled receivables were $6.6 million and $5.7 million, respectively.
Allowance for Doubtful Accounts
The adoption of ASU 2016-13 on February 1, 2020 required the Company to shift from an incurred loss impairment model to an expected credit loss model. Accordingly, the Company is required to consider expectations of forward-looking

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its account receivables. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2021	$6,024
Provision	1,795
Recoveries/write-offs	(3,827)
Balance as of July 31, 2021	$3,992
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $135.1 million and $118.6 million as of July 31, 2021 and January 31, 2021, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s condensed consolidated statement of operations, was $10.5 million and $20.2 million for the three and six months ended July 31, 2021, respectively, and $6.8 million and $13.3 million for the three and six months ended July 31, 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
The following table summarizes stock option activity for the six months ended July 31, 2021 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2021	3,881,545	$7.50	4.8	$1,405,540
Stock options exercised	(766,306)	7.54
Stock options forfeited and expired	(9,982)	10.95
Balance - July 31, 2021	3,105,257	$7.48	4.3	$1,091,305
Vested and exercisable - January 31, 2021	3,566,091	$7.22	4.7	$1,292,303
Vested and exercisable - July 31, 2021	3,084,943	$7.39	4.3	$1,084,449
Restricted Stock Units
The 2016 Plan provides for the issuance of RSUs to employees, directors and consultants. RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
The following table summarizes RSU activity for the six months ended July 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2021	3,473,512	$139.68
RSUs granted	856,827	383.15
RSUs vested	(704,281)	136.42
RSUs forfeited and canceled	(240,464)	174.83
Unvested - July 31, 2021	3,385,594	$199.48
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. In June 2021, the Company issued 45,261 shares of Class A common stock under the 2017 ESPP. The Company’s current offering period began June 16, 2021 and is expected to end December 15, 2021.

Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenue—subscription	$3,399	$2,235	$6,389	$4,062
Cost of revenue—services	1,465	1,483	2,952	2,629
Sales and marketing	21,082	13,235	39,958	24,058
Research and development	23,687	14,214	44,022	25,973
General and administrative	8,072	6,358	15,298	11,370
Total stock-based compensation expense	$57,705	$37,525	$108,619	$68,092

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(77,133)	$(64,525)	$(141,125)	$(118,492)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	63,426,694	58,393,894	62,411,295	58,025,799

Net loss per share, basic and diluted	$(1.22)	$(1.10)	$(2.26)	$(2.04)
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
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes and 2026 Notes. The Company has not exercised any of its Capped Calls as of July 31, 2021.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Stock options pursuant to the 2016 Equity Incentive Plan	815,591	1,421,627	866,849	1,534,260
Stock options pursuant to the 2008 Stock Incentive Plan (previously options to purchase Class B common stock)	2,422,645	4,097,316	2,589,037	4,212,209
Unvested restricted stock units	3,691,436	4,124,902	3,780,079	4,045,887
Early exercised stock options	—	6,346	205	8,231
Shares underlying the conversion option of the 2024 Notes (conversion spread only prior to the adoption of ASU 2020-06)	27,513	889,896	449,605	798,754
Shares underlying the conversion option of the 2026 Notes	5,445,121	—	5,445,128	—
Total	12,402,306	10,540,087	13,130,903	10,599,341

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Income Taxes
The Company recorded a provision for income taxes of $1.5 million and $0.2 million for the three and six months ended July 31, 2021, respectively, and a provision for income taxes of $1.0 million and $1.2 million for the three and six months ended July 31, 2020, respectively. The provision recorded during the three months ended July 31, 2021 was driven by the increase in global income and the associated foreign taxes as the Company continues its global expansion. The provision for the six months ended July 31, 2021, was the result of an increase in foreign taxes, partially offset by the release of the valuation allowance as a result of goodwill recorded associated with an immaterial business combination, as well as the reversal of the deferred tax liability associated with the convertible senior notes upon the adoption of ASU 2020-06. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has maintained a valuation allowance on U.S., U.K. and Ireland net deferred tax assets, as it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of January 31, 2021, the Company’s net unrecognized tax benefits totaled $17.5 million, which would have no impact on the Company’s effective tax rate if recognized.
The Company continues to monitor and interpret the impact of proposed and enacted global tax legislation, such as the Coronavirus Aid, Relief, and Economic Security Act, and the impact of such tax legislation on the effective tax rate and tax provision thereunder. To date, based on the full valuation allowance against the Company’s two most significant tax jurisdictions, the United States and Ireland, the impact of global enacted and proposed legislation has not had an impact on the tax provisions of the financial statements. The Company continues to monitor to ensure both the Company’s financial results and its related tax disclosures are in compliance with any tax legislation.

MONGODB, INC.
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, including our expectations regarding our future growth opportunity, revenue and revenue growth, investments, strategy, operating expenses and the anticipated impact of the global economic uncertainty and financial market conditions, caused by the ongoing COVID-19 pandemic, on our business, results of operations and financial condition. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part 2, Item 1A of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Through our unique document-based architecture, we are able to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of legacy databases. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications, while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 2,934 as of July 31, 2021, from 2,169 as of July 31, 2020.
We generate revenue primarily from sales of subscriptions, which accounted for 96% of our total revenue for each of the three and six months ended July 31, 2021 and July 31, 2020.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three and six months ended July 31, 2021, MongoDB Atlas revenue represented 56% and 54% of our total revenue, respectively, and during the three and six months

MONGODB, INC.
ended July 31, 2020, MongoDB Atlas revenue represented 44% and 43% of our total revenue, respectively, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly in arrears based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform. MongoDB Enterprise Advanced revenue represented 36% and 38% of our subscription revenue for the three and six months ended July 31, 2021, respectively, and 45% and 47% of our subscription revenue for the three and six months ended July 31, 2020, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 200 million times since February 2009 and over 75 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% of our total revenue for each of the three and six months ended July 31, 2021 and July 31, 2020. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
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
Impact of the Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic has continued to impact the United States (“U.S.”) and the world. As a result, authorities have from time to time implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when restrictions will be lifted, or new restrictions implemented, in various jurisdictions. The full extent of the impact of the ongoing COVID-19 pandemic on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact of new variants of the virus that causes COVID-19; the public health measures taken by authorities and other entities to contain and treat COVID-19; the actions taken to effect a widespread, global roll-out of the available vaccines; and the impact of the COVID-19 pandemic on the global economy and on our current and prospective customers, employees, vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted.
We adopted several measures in response to the COVID-19 pandemic, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and replacing in-person marketing events (including our annual developer conference) with virtual events. We have informed our employees that they may continue to elect to work remotely until further notice, even if their office reopens.

MONGODB, INC.
While the broader implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain, we currently expect our revenue to continue to be negatively impacted by the slowdown in activity, global uncertainty and other challenges associated with the COVID-19 pandemic in the near term.
As a result of the global travel restrictions and remote work arrangements in effect due to the ongoing COVID-19 pandemic, our travel costs continue to be lower than pre-pandemic levels.
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

Key Factors Affecting Our Performance
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of July 31, 2021, we had over 29,000 customers across a wide range of industries and in over 100 countries, compared to over 20,200 customers as of July 31, 2020. All affiliated entities are counted as a single customer.
Our customer count as of July 31, 2021 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) mLab users who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of July 31, 2021, we had over 3,600 customers that were sold through our direct sales force and channel partners, as compared to over 2,500 such customers as of July 31, 2020. These customers, which we refer to as our Direct Sales Customers, accounted for 84% of our subscription revenue for both the three and six months ended July 31, 2021, and 81% and 80% of our subscription revenue for the three and six months ended July 31, 2020, respectively. The percentage of our subscription revenue from Direct Sales Customers increased during both the three and six months ended July 31, 2021, in part due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. After launching in June 2016, we had over 27,500 MongoDB Atlas customers as of July 31, 2021. The growth in MongoDB Atlas customers included customers from mLab and Realm, as described above, as well as new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
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

MONGODB, INC.
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
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,126 and 819 as of July 31, 2021 and 2020, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. Our net ARR expansion rate remained over 120% during the three months ended July 31, 2021, demonstrating our ability to expand within existing customers.

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

MONGODB, INC.
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
Other Expense, Net
Other income (expense), net consists primarily of interest income, interest expense and gains and losses from foreign currency transactions.

MONGODB, INC.
Provision for Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business.
We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized.
We continue to monitor and interpret the impact of proposed and enacted global tax legislation, such as the Coronavirus Aid, Relief, and Economic Security Act, and the impact of such legislation on effective tax rate and tax provision thereunder. To date, based on the full valuation allowance against our two most significant tax jurisdictions, the United States and Ireland, the impact of global enacted and proposed legislation has not had an impact on the tax provisions of the financial statements. We continue to monitor to ensure both our financial results and our related tax disclosures are in compliance with any tax legislation.

Three and Six Months Ended July 31, 2021 Summary
For the three months ended July 31, 2021, our total revenue increased to $198.7 million as compared to $138.3 million for the three months ended July 31, 2020, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $77.1 million for the three months ended July 31, 2021 as compared to $64.5 million for the three months ended July 31, 2020, driven primarily by higher sales and marketing spend and research and development costs during the three months ended July 31, 2021.
For the six months ended July 31, 2021, our total revenue increased to $380.4 million as compared to $268.6 million for the six months ended July 31, 2020, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $141.1 million for the six months ended July 31, 2021 as compared to $118.5 million for the six months ended July 31, 2020, primarily driven by increased sales and marketing and research and development costs during the six months ended July 31, 2021.
Our operating cash flow was $(9.5) million and $(15.9) million for the six months ended July 31, 2021 and 2020, respectively. Our free cash flow was $(14.3) million and $(23.5) million for the six months ended July 31, 2021 and 2020, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Consolidated Statements of Operations Data:
Revenue:
Subscription	$191,381	$132,478	$365,951	$257,334
Services	7,366	5,803	14,444	11,276
Total revenue	198,747	138,281	380,395	268,610
Cost of revenue:
Subscription(1)	50,955	33,973	96,357	64,598
Services(1)	9,747	8,331	18,873	15,383
Total cost of revenue	60,702	42,304	115,230	79,981
Gross profit	138,045	95,977	265,165	188,629
Operating expenses:
Sales and marketing(1)	109,377	75,078	207,267	144,203
Research and development(1)	72,396	49,255	137,147	94,887
General and administrative(1)	28,803	21,424	54,728	41,359
Total operating expenses	210,576	145,757	399,142	280,449
Loss from operations	(72,531)	(49,780)	(133,977)	(91,820)
Other expense, net	(3,064)	(13,763)	(6,986)	(25,456)
Loss before provision for income taxes	(75,595)	(63,543)	(140,963)	(117,276)
Provision for income taxes	1,538	982	162	1,216
Net loss	$(77,133)	$(64,525)	$(141,125)	$(118,492)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of revenue—subscription	$3,399	$2,235	$6,389	$4,062
Cost of revenue—services	1,465	1,483	2,952	2,629
Sales and marketing	21,082	13,235	39,958	24,058
Research and development	23,687	14,214	44,022	25,973
General and administrative	8,072	6,358	15,298	11,370
Total stock‑based compensation expense	$57,705	$37,525	$108,619	$68,092

MONGODB, INC.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Percentage of Revenue Data:
Revenue:
Subscription	96%	96%	96%	96%
Services	4%	4%	4%	4%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	26%	25%	25%	24%
Services	5%	6%	5%	6%
Total cost of revenue	31%	31%	30%	30%
Gross profit	69%	69%	70%	70%
Operating expenses:
Sales and marketing	55%	54%	55%	54%
Research and development	36%	36%	36%	35%
General and administrative	14%	15%	14%	15%
Total operating expenses	105%	105%	105%	104%
Loss from operations	(36)%	(36)%	(35)%	(34)%
Other expense, net	(2)%	(10)%	(2)%	(10)%
Loss before provision for income taxes	(38)%	(46)%	(37)%	(44)%
Provision for income taxes	1%	1%	—%	—%
Net loss	(39)%	(47)%	(37)%	(44)%

Comparison of the Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Subscription	$191,381	$132,478	$58,903	44%
Services	7,366	5,803	1,563	27%
Total revenue	$198,747	$138,281	$60,466	44%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $58.9 million primarily due to an increase of $53.8 million from our Direct Sales Customers, inclusive of Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The growth in services revenue was driven primarily by the increased delivery of consulting services.

MONGODB, INC.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Subscription cost of revenue	$50,955	$33,973	$16,982	50%
Services cost of revenue	9,747	8,331	1,416	17%
Total cost of revenue	60,702	42,304	18,398	43%
Gross profit	$138,045	$95,977	$42,068	44%
Gross margin	69%	69%
Subscription	73%	74%
Services	(32)%	(44)%
The increase in subscription cost of revenue was primarily due to a $13.5 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $2.6 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher personnel costs from increased headcount in our services organization. Total headcount in our support and services organizations increased 29% from July 31, 2020 to July 31, 2021.
Our overall gross margin remained flat. Our subscription gross margin declined due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. This change in revenue mix caused gross margin to decline due to the increase in third-party cloud infrastructure costs associated with MongoDB Atlas. The impact of higher services personnel costs and lower utilization, in part due to the continued impact from the COVID-19 pandemic, resulted in negative services gross margin.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Sales and marketing	$109,377	$75,078	$34,299	46%
The increase in sales and marketing expense included $23.5 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 1,380 as of July 31, 2021 from 988 as of July 31, 2020, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $7.8 million from costs associated with our higher headcount, including higher commissions expense, as well as higher spend on marketing programs.
Research and Development

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Research and development	$72,396	$49,255	$23,141	47%
The increase in research and development expense was primarily driven by a $20.5 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 33%.
General and Administrative

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
General and administrative	$28,803	$21,424	$7,379	34%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in an increase of $5.9 million in personnel costs and stock-based compensation. In addition, general and administrative expense increased $0.9 million due to higher professional services fees.

MONGODB, INC.
Other Expense, Net

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Other expense, net	$(3,064)	$(13,763)	$10,699	(78)%
Other expense, net for the three months ended July 31, 2021 decreased primarily due to the adoption of the new accounting standard for convertible senior notes, which eliminated the amortization of the debt discount previously associated with our 0.75% convertible senior notes due 2024 and 0.25% convertible senior notes due 2026.
Provision for Income Taxes

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Provision for income taxes	$1,538	$982	$556	57%
The provision for income taxes during the three months ended July 31, 2021 was primarily due to an increase in foreign taxes as we continued our global expansion. The provision for income taxes during the three months ended July 31, 2020 was primarily due to an increase in foreign taxes as we continued our global expansion, partially offset by a tax benefit related to current period gains recorded in other comprehensive income that resulted from unrealized gains on our short-term investments.

Comparison of the Six Months Ended July 31, 2021 and 2020
Revenue

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Subscription	$365,951	$257,334	$108,617	42%
Services	14,444	11,276	3,168	28%
Total revenue	$380,395	$268,610	$111,785	42%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $108.6 million primarily due to an increase of $101.5 million from our Direct Sales Customers, inclusive of Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The growth in services revenue was driven primarily by the increased delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Subscription cost of revenue	$96,357	$64,598	$31,759	49%
Services cost of revenue	18,873	15,383	3,490	23%
Total cost of revenue	115,230	79,981	35,249	44%
Gross profit	$265,165	$188,629	$76,536	41%
Gross margin	70%	70%
Subscription	74%	75%
Services	(31)%	(36)%
The increase in subscription cost of revenue was primarily due to a $24.9 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, as well as a $5.4 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $2.5 million increase in personnel costs and stock-based compensation

MONGODB, INC.
associated with increased headcount in our services organization. Total headcount in our support and services organizations increased 29% from July 31, 2020 to July 31, 2021.
Our overall gross margin remained flat. Our subscription gross margin declined due to the increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. This change in revenue mix caused gross margin to decline due to the increase in third-party cloud infrastructure costs associated with MongoDB Atlas. In addition, our cost of revenue included higher personnel costs and stock-based compensation. The impact of higher services personnel costs and lower utilization, in part due to the continued impact from the COVID-19 pandemic, resulted in negative services gross margin. In addition, services gross margin is subject to fluctuations as a result of timing of sales of standalone consulting and training services.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Sales and marketing	$207,267	$144,203	$63,064	44%
The increase in sales and marketing expense included $48.0 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 1,380 as of July 31, 2021 from 988 as of July 31, 2020, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $12.0 million from costs associated with our higher headcount, including higher commissions expense and higher facilities and computer hardware and software expenses. In addition, sales and marketing expenses increased by $3.0 million due to higher spend on marketing programs.
Research and Development

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Research and development	$137,147	$94,887	$42,260	45%
The increase in research and development expense was primarily driven by a $40.4 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 33%. The increase in research and development was also due to higher computer hardware and software costs associated with the higher headcount.
General and Administrative

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
General and administrative	$54,728	$41,359	$13,369	32%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $14.2 million higher personnel costs and stock-based compensation. These higher costs were partially offset by a decrease in bad debt expense of $1.6 million.
Other Expense, Net

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Other expense, net	$(6,986)	$(25,456)	$18,470	(73)%
Other expense, net for the six months ended July 31, 2021 decreased primarily due to the adoption of the new accounting standard for convertible senior notes, which eliminated the amortization of the debt discount previously associated with our 0.75% convertible senior notes due 2024 and 0.25% convertible senior notes due 2026.

MONGODB, INC.
Provision for Income Taxes

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Provision for income taxes	$162	$1,216	$(1,054)	(87)%
The provision for income taxes during the six months ended July 31, 2021 was primarily the result of an increase in foreign taxes partially offset by the release of the valuation allowance as a result of goodwill recorded associated with an immaterial business combination, as well as the reversal of the deferred tax liability associated with convertible debt upon the adoption of ASU 2020-06. The provision for income taxes during the six months ended July 31, 2020 was primarily due to an increase in foreign taxes as we continued our global expansion, partially offset by a tax benefit related to current period gains recorded in other comprehensive income that resulted from unrealized gains on short-term investments.

MONGODB, INC.
Liquidity and Capital Resources
As of July 31, 2021, we had cash, cash equivalents, short‑term investments and restricted cash totaling $1.8 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
On June 29, 2021, we entered into an underwriting agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein, pursuant to which we agreed to issue and sell 2,500,000 shares of our Class A common stock, par value $0.001 per share, at an offering price of $365.00 per share.
We received net proceeds of $889.2 million, after deducting underwriting discounts and commissions of $22.7 million and offering expenses of $0.6 million. Offering expenses included legal, accounting and other fees.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of July 31, 2021, we had an accumulated deficit of $1.0 billion. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, the continuing market acceptance of our subscriptions and services and the impact of the ongoing COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the ongoing COVID-19 pandemic on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Six Months Ended July 31,
	2021	2020
Net cash used in operating activities	$(9,541)	$(15,908)
Net cash used in investing activities	(136,923)	(230,302)
Net cash provided by financing activities	878,263	9,565
Operating Activities
Cash used in operating activities during the six months ended July 31, 2021 was $9.5 million. This was primarily driven by our net loss of $141.1 million, which was partially offset by non‑cash charges of $108.6 million for stock‑based compensation, $6.6 million for depreciation and amortization, $5.2 million for lease-related charges, $3.0 million for accretion of discount on our short-term investments and $2.3 million for debt issuance costs. In addition, our cash collections decreased our accounts receivable by $16.3 million and increased our deferred revenue by $9.8 million, reflecting the overall growth of our sales and our expanding customer base. Partially offsetting these benefits to our operating cash flow were decreases of $16.5 million in deferred commissions, due to commissions paid during the period.
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

MONGODB, INC.
Investing Activities
Cash used in investing activities during the six months ended July 31, 2021 was $136.9 million, primarily due to cash used to purchase marketable securities, net of maturities, of $129 million, and $4.5 million of net cash used for an immaterial acquisition.
Cash used in investing activities during the six months ended July 31, 2020 of $230.3 million resulted from the purchases of marketable securities and property and equipment, partially offset by maturities of marketable securities.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2021 was $878.3 million, primarily due to net proceeds from the equity offering, the issuance of Class A common stock under the Employee Stock Purchase Plan, and exercises of stock options, partly offset by cash used to repay a portion of our 2024 convertible notes upon redemption.
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
Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures, principal repayments of finance lease liabilities and capitalized software development costs, if any. During each of the six months ended July 31, 2021 and 2020, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures, principal repayments of finance lease liabilities and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated (unaudited, in thousands):

	Six Months Ended July 31,
	2021	2020
Net cash used in operating activities	$(9,541)	$(15,908)
Capital expenditures	(2,332)	(5,296)
Principal repayments of finance leases	(2,415)	(2,284)
Capitalized software	—	—
Free cash flow	$(14,288)	$(23,488)

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

MONGODB, INC.

Contractual Obligations and Commitments
During the six months ended July 31, 2021, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2021 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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

MONGODB, INC.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business. The uncertainty that exists with respect to the global economic impact of the ongoing COVID-19 pandemic has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of July 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $1.8 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of July 31, 2021.
In June 2018, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of 0.75% convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2024 Notes”). In January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, we repurchased $210.0 million aggregate principal amount of the 2024 Notes leaving $90.0 million aggregate principal outstanding on the 2024 Notes immediately after the exchange. The fair values of the 2024 Notes and 2026 Notes are subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the 2024 Notes and 2026 Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines. The interest and market value changes affect the fair value of the 2024 Notes and 2026 Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the 2024 Notes and 2026 Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three- and six-month periods ended July 31, 2021 and 2020. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of July 31, 2021, the total amount of non-marketable equity securities included in other assets on our balance sheet was $1.6 million.

MONGODB, INC.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

MONGODB, INC.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information required to be set forth under this Item 1 is incorporated by reference to Note 7, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, on March 12, 2019, Realtime filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. On May 4, 2021, in a consolidated action that includes Realtime's case against MongoDB, the District Court granted certain defendants' motion to dismiss without prejudice, finding that the Patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against us on May 18, 2021, and we moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted our motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order.
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

MONGODB, INC.
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

In light of the uncertain and continually evolving situation relating to the spread of COVID-19 and in compliance with then-effective shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, beginning March 2020, we took measures intended to help minimize the risk of the virus to our employees, our customers and the communities in which we participate, which could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. While strict shelter-in-place and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the current spread of the Delta variant and other potentially more contagious variants of the SARS-CoV-2 virus. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when any such continuing restrictions will be lifted in various jurisdictions.

While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Additionally, prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners and investors, and some of our business processes assume that employees can review and sign documents in person. As we contemplate a return to in-person work arrangements following the lifting of COVID-19-related restrictions, we expect to adopt a hybrid work environment that may also present operational challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. For the time being, we have informed our employees that they may continue to elect to work remotely until further notice, even if their office reopens. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, suspending travel and doing business in-person on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and, in sales and marketing, in particular, which could have longer term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. For example, remote work arrangements may result in decreased employee productivity and morale with increased regretted employee attrition. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.

MONGODB, INC.
The ultimate impact to our results of operations will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to effect a widespread global roll-out of available vaccines, encourage high rates of vaccination or otherwise contain COVID-19 or treat its impact, including the impact of any reopening plans, additional closures and spikes or surges in COVID-19 infection, including as a result of new variants of the SARS-CoV-2, and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. Accordingly, these potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.

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
In particular, the ongoing COVID-19 pandemic and the associated global economic uncertainty may prevent us or our employees, contractors, suppliers, customers and other business partners from conducting marketing and other business activities for an indefinite period of time, which could materially and adversely impact our business, financial results and results of operations. Further, in response to the ongoing COVID-19 pandemic, many state, local and foreign governments have from time to time put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, limitations on indoor occupancy and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our contractors, suppliers, customers and other business partners. We expect the ongoing COVID-19 pandemic and the associated global economic uncertainty will likely continue to impact our revenue. In addition, the ongoing COVID-19 pandemic could adversely affect workforces, customers, economies and financial markets globally, potentially leading to a sustained economic downturn. While it is not possible at this time to predict the duration and extent of the impact that the ongoing COVID-19 pandemic could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, including the Delta variant and other potentially more contagious variants of the SARS-CoV-2 virus, the measures taken by governments, businesses and other organizations in response to COVID-19 and the associated global economic uncertainty could materially and adversely impact our business, financial condition or results of operations.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
•shelter-in-place, occupancy limitations or similar orders, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the ongoing COVID-19 pandemic;
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

MONGODB, INC.
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. For example, the full impact of the ongoing COVID-19 pandemic is unknown at this time, but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts continue to spread. Moreover, fluctuations in our quarterly operating results and the price of our Class A common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the COVID-19 pandemic. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our Class A common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
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

MONGODB, INC.
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
Cyberattacks and other malicious internet-based activity continue to increase and the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Third parties may attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data or the data of organizations on our platform. Security Breaches may arise out of malicious activity, exposure of access credentials, errors and omissions, system misuse, and inadvertent disclosures caused by or resulting from our employees or contractors. Such employees and contractors pose increased risk if they have access to sensitive systems, data and customer information. Additionally, due to the COVID-19 pandemic, nearly all of our employees are currently working remotely, and we expect a portion of our workforce to continue to work remotely, even following re-opening of their offices, which may pose additional data security risks. For example, we have seen an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the ongoing COVID-19 pandemic to their advantage. In addition to traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), business email compromises, password spraying, employee theft or misuse and denial-of-service (“DoS”) attacks, we also face threats from sophisticated organized crime, nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions, ransomware attacks, and supply-chain attacks) that add to the risks to us, our internal systems and our partners’ systems. We cannot guarantee that our security measures will be sufficient to protect against unauthorized access to or other compromise of the personal data and/or other confidential information of our employees or customers.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
In addition, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CPDA. The CDPA will take effect on January 1, 2023. The CDPA is a comprehensive privacy statute that shares similarities with the CCPA and CPRA. California, Virginia and other states may enact further privacy and data security legislation in the coming years.
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

MONGODB, INC.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including, but not limited to, the European Economic Area (“E.E.A.”), Switzerland, the United Kingdom (“U.K.”), Canada, Brazil and other countries. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.E.A and Switzerland is subject to the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018, and other European laws governing the processing of personal data. Data protection authorities in the E.E.A. and Switzerland have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Since we act as a data processor for our MongoDB Atlas customers, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but because of the ambiguities in the GDPR and the evolving interpretation of the GDPR by data protection authorities, we cannot assure you that such steps are complete or effective. Countries outside Europe, including without limitation Brazil, which recently enacted the General Data Protection Law (Lei Geral Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), are implementing significant limitations on the processing of personal data, similar to those in the GDPR. On June 5, 2020, Japan passed amendments to its Act on the Protection of Personal data, or APPI. Both laws broadly regulate the processing of personal data in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
Some of the foreign data protection laws, including without limitation the GDPR, may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A and Switzerland. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data.
The GDPR prohibits the transfer of personal data from the E.E.A to the United States and most other countries unless an approved compliance mechanism has been implemented. On July 16, 2020, the Court of Justice of the European Union issued a decision invalidating the EU-US Privacy Shield framework, which companies had generally relied upon for the transfer of data from the European Union (“EU”) to the United States, on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal data specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-US data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding the Court of Justice’s decision on November 11, 2020, which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the E.E.A., which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission recently published new versions of the Standard Contractual Clauses. Such developments may cause us to have to make further expenditures on local infrastructure, limit our ability to process personal data, change internal business processes or otherwise affect or restrict sales and operation. Any inability to transfer personal data to the U.S. from the E.E.A., Switzerland or the U.K. in compliance with the GDPR and European data protection laws may impede our ability to attract and retain customers and adversely affect our business and financial position. We may also be required to incur significant costs and increase our foreign data processing capabilities in an effort to comply with these requirements, and there is no assurance they will be successful.

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

MONGODB, INC.
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

MONGODB, INC.
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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused or infringed the intellectual property rights of our competitors, non-practicing entities or other third parties. This risk is exacerbated by the fact that our software incorporates third-party open source software. For example, Realtime filed a lawsuit against us in the United States District Court for the District of Delaware in March 2019 alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. See the section titled “Part II, Item 1. Legal Proceedings.”
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
•unexpected changes in laws, regulatory requirements, taxes or trade laws;
•shelter-in-place, occupancy limitations or similar orders, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the ongoing COVID-19 pandemic;
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. Additionally, both the COVID-19 pandemic and new flexible work policies have increased and are likely to continue to increase the complexity of our payroll tax practices and may lead to challenges with our payments to tax authorities. Furthermore, authorities in the

MONGODB, INC.
many jurisdictions in which we operate or have employees could review our tax returns and impose additional tax, interest and penalties and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

The enactment of legislation implementing changes in U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may impact our evidence supporting a full valuation allowance or increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
In addition, potential tax reform in the United States may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our Class A common stock. For example, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, imposing additional limitations on the deductibility of interest, changing the utilization of future net operating loss carryforwards, allowing for the expensing of certain capital expenditures and implementing a modified territorial system. Furthermore, on May 28, 2021, the Biden Administration released the Fiscal Year 2022 Budget, and the “General Explanations of the Administration’s Fiscal Year 2022 Revenue Proposals, “ commonly referred to as the “Green Book.” The Green Book summarizes the Biden Administration’s tax proposals contained in the Budget and highlights potential reversal and revision of key provisions of the Act. As the Green Book is only proposed legislation, and has not yet been passed by Congress and enacted into law, we have not yet determined the impact on our effective tax rate, though we continue to monitor the progression of the Biden Administration’s proposals. We are currently unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our Class A common stock.
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

MONGODB, INC.
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
As of July 31, 2021, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the ongoing COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which the ongoing COVID-19 pandemic may continue to impact our business is uncertain, however we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Additionally, the conditional conversion feature of the 2024 Notes and 2026 Notes was triggered during the three months ended July 31, 2021, as the last reported sale price of our Class A common stock was more than or equal to 130% of the applicable conversion price for each series of Notes for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2021 (the last trading day of the fiscal quarter). Therefore, the 2024 Notes and 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from August 1, 2021 through October 31, 2021. Whether the 2024 Notes or 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. Upon conversion of the 2024 Notes and 2026 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Notes and 2026 Notes being converted, which could adversely affect our liquidity.
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

MONGODB, INC.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
Not applicable.

MONGODB, INC.
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

MONGODB, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: September 3, 2021	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)