Form 10-Q
period 2021-10-31
MongoDB, Inc.
filed 2021-12-08
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of December 3, 2021, there were 66,753,105 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$748,140	$429,697
Short-term investments	1,054,746	528,045
Accounts receivable, net of allowance for doubtful accounts of $4,996 and $6,024 as of October 31, 2021 and January 31, 2021, respectively	182,701	135,176
Deferred commissions	49,537	36,619
Prepaid expenses and other current assets	19,446	12,350
Total current assets	2,054,570	1,141,887
Property and equipment, net	61,797	62,364
Operating lease right-of-use assets	42,291	34,587
Goodwill	57,775	55,830
Acquired intangible assets, net	22,903	26,275
Deferred tax assets	2,170	997
Other assets	110,106	85,555
Total assets	$2,351,612	$1,407,495
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	5,237	$4,144
Accrued compensation and benefits	93,951	70,210
Operating lease liabilities	7,298	2,343
Other accrued liabilities	46,472	56,440
Deferred revenue	279,241	221,404
Total current liabilities	432,199	354,541
Deferred tax liability, non-current	128	773
Operating lease liabilities, non-current	41,072	39,095
Deferred revenue, non-current	18,704	16,547
Convertible senior notes, net	1,135,684	937,729
Other liabilities, non-current	60,920	59,129
Total liabilities	1,688,707	1,407,814
Commitments and contingencies (Note 7)
Temporary equity, convertible senior notes	—	4,714
Stockholders’ equity (deficit):
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of October 31, 2021 and January 31, 2021; 66,816,084 shares issued and 66,716,713 shares outstanding as of October 31, 2021; 60,997,822 shares issued and 60,898,451 shares outstanding as of January 31, 2021	67	61
Additional paid-in capital	1,770,635	932,332
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of October 31, 2021 and January 31, 2021	(1,319)	(1,319)
Accumulated other comprehensive loss	(1,292)	(704)
Accumulated deficit	(1,105,186)	(935,403)
Total stockholders’ equity (deficit)	662,905	(5,033)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$2,351,612	$1,407,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription	$217,871	$144,069	$583,822	$401,403
Services	9,022	6,702	23,466	17,978
Total revenue	226,893	150,771	607,288	419,381
Cost of revenue:
Subscription	57,378	38,642	153,735	103,240
Services	11,086	7,468	29,959	22,851
Total cost of revenue	68,464	46,110	183,694	126,091
Gross profit	158,429	104,661	423,594	293,290
Operating expenses:
Sales and marketing	120,360	83,214	327,627	227,417
Research and development	82,256	54,363	219,403	149,250
General and administrative	32,581	25,175	87,309	66,534
Total operating expenses	235,197	162,752	634,339	443,201
Loss from operations	(76,768)	(58,091)	(210,745)	(149,911)
Other income (expense):
Interest income	204	572	534	4,331
Interest expense	(2,597)	(14,093)	(8,811)	(41,838)
Other income (expense), net	117	(113)	(985)	(1,583)
Loss before provision for income taxes	(79,044)	(71,725)	(220,007)	(189,001)
Provision for income taxes	2,249	926	2,411	2,142
Net loss	$(81,293)	$(72,651)	$(222,418)	$(191,143)
Net loss per share, basic and diluted	$(1.22)	$(1.22)	$(3.49)	$(3.27)
Weighted-average shares used to compute net loss per share, basic and diluted	66,386,379	59,368,167	63,750,884	58,476,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(81,293)	$(72,651)	$(222,418)	$(191,143)
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale securities	(298)	(341)	(350)	(24)
Foreign currency translation adjustment	(714)	(65)	(238)	(538)
Other comprehensive loss	(1,012)	(406)	(588)	(562)
Total comprehensive loss	$(82,305)	$(73,057)	$(223,006)	$(191,705)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share data)
(unaudited)

	Class A Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2021	60,898,451	$61	$932,332	$(1,319)	$(704)	$(935,403)	$(5,033)
Cumulative effect of accounting change	—	—	(309,381)	—	—	52,635	(256,746)
Stock option exercises	483,787	1	3,539	—	—	—	3,540
Vesting of early exercised stock options	—	—	10	—	—	—	10
Vesting of restricted stock units	341,939	—	—	—	—	—	—
Stock-based compensation	—	—	50,914	—	—	—	50,914
Conversion of convertible senior notes	372,096	—	2,999	—	—	—	2,999
Unrealized gain on available-for-sale securities	—	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	(63,992)	(63,992)
Balances as of April 30, 2021	62,096,273	$62	$680,413	$(1,319)	$(760)	$(946,760)	$(268,364)
Stock option exercises	282,519	—	2,206	—	—	—	2,206
Vesting of restricted stock units	362,342	—	—	—	—	—	—
Stock-based compensation	—	—	57,705	—	—	—	57,705
Conversion of convertible senior notes	844,194	1	56,682	—	—	—	56,683
Issuance of common stock, net of issuance costs	2,500,000	3	889,181	—	—	—	889,184
Issuance of common stock under the Employee Stock Purchase Plan	45,261	—	12,963	—	—	—	12,963
Unrealized loss on available-for-sale securities	—	—	—	—	(86)	—	(86)
Foreign currency translation adjustment	—	—	—	—	566	—	566
Net loss	—	—	—	—	—	(77,133)	(77,133)
Balances as of July 31, 2021	66,130,589	$66	$1,699,150	$(1,319)	$(280)	$(1,023,893)	$673,724
Stock option exercises	219,696	—	1,848	—	—	—	1,848
Vesting of restricted stock units	366,226	1	—	—	—	—	1
Stock-based compensation	—	—	69,620	—	—	—	69,620
Conversion of convertible senior notes	202	—	17	—	—	—	17
Unrealized loss on available-for-sale securities	—	—	—	—	(298)	—	(298)
Foreign currency translation adjustment	—	—	—	—	(714)	—	(714)
Net loss	—	—	—	—	—	(81,293)	(81,293)
Balances as of October 31, 2021	66,716,713	$67	$1,770,635	$(1,319)	$(1,292)	$(1,105,186)	$662,905

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(in thousands of U.S. dollars, except share data)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2020	57,382,543	$57	$752,127	$(1,319)	$225	$(668,232)	$82,858
Cumulative effect of accounting change	—	—	—	—	—	(227)	(227)
Stock option exercises	373,394	1	2,994	—	—	—	2,995
Repurchase of early exercised options	(79)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	42	—	—	—	42
Vesting of restricted stock units	241,569	—	—	—	—	—	—
Stock-based compensation	—	—	30,567	—	—	—	30,567
Conversion of convertible senior notes	8	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	848	—	848
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Net loss	—	—	—	—	—	(53,967)	(53,967)
Balances as of April 30, 2020	57,997,435	$58	$785,730	$(1,319)	$998	$(722,426)	$63,041
Stock option exercises	471,269	1	4,050	—	—	—	4,051
Repurchase of early exercised options	(881)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	25	—	—	—	25
Vesting of restricted stock units	305,428	—	—	—	—	—	—
Stock-based compensation	—	—	37,525	—	—	—	37,525
Issuance of common stock under the Employee Stock Purchase Plan	84,482	—	8,963	—	—	—	8,963
Unrealized loss on available-for-sale securities	—	—	—	—	(531)	—	(531)
Foreign currency translation adjustment	—	—	—	—	(398)	—	(398)
Net loss	—	—	—	—	—	(64,525)	(64,525)
Balances as of July 31, 2020	58,857,733	$59	$836,293	$(1,319)	$69	$(786,951)	$48,151
Stock option exercises	987,837	1	6,738	—	—	—	6,739
Vesting of early exercised stock options	—	—	19	—	—	—	19
Vesting of restricted stock units	310,573	—	—	—	—	—	—
Stock-based compensation	—	—	39,952	—	—	—	39,952
Conversion of convertible senior notes	10	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(341)	—	(341)
Foreign currency translation adjustment	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	(72,651)	(72,651)
Balances as of October 31, 2020	60,156,153	$60	$883,002	$(1,319)	$(337)	$(859,602)	$21,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(222,418)	$(191,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,989	9,515
Stock-based compensation	177,327	108,044
Amortization of debt discount and issuance costs	3,161	36,577
Amortization of finance right-of-use assets	2,981	2,981
Amortization of operating right-of-use assets	5,010	4,747
Deferred income taxes	(2,711)	(88)
Accretion of discount on short-term investments	4,978	383
Unrealized foreign exchange gain (loss)	503	(1,915)
Change in operating assets and liabilities:
Accounts receivable	(46,892)	(4,157)
Prepaid expenses and other current assets	(7,220)	247
Deferred commissions	(34,819)	(17,161)
Other long-term assets	(291)	(117)
Accounts payable	1,127	743
Accrued liabilities	34,138	19,633
Operating lease liabilities	(4,343)	(2,737)
Deferred revenue	58,498	5,765
Other liabilities, non-current	5,651	4,655
Net cash used in operating activities	(15,331)	(24,028)
Cash flows from investing activities
Purchases of property and equipment	(4,516)	(10,942)
Acquisition, net of cash acquired	(4,469)	—
Investment in non-marketable securities	(2,343)	(500)
Proceeds from maturities of marketable securities	400,000	540,000
Purchases of marketable securities	(932,250)	(812,574)
Net cash used in investing activities	(543,578)	(284,016)
Cash flows from financing activities
Payments of issuance costs for convertible senior notes	—	(4,154)
Proceeds from exercise of stock options, including early exercised stock options	7,591	13,798
Proceeds from issuance of common stock, net of issuance costs	889,184	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	12,963	8,963
Repurchase of early exercised stock options	—	(11)
Principal repayments of finance leases	(3,649)	(3,450)
Repayments of convertible senior notes attributable to principal	(27,594)	—
Proceeds from tenant improvement allowance on finance lease	—	856
Net cash provided by financing activities	878,495	16,002
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,148)	618
Net increase (decrease) in cash, cash equivalents and restricted cash	318,438	(291,424)
Cash, cash equivalents and restricted cash, beginning of period	430,222	706,706
Cash, cash equivalents and restricted cash, end of period	$748,660	$415,282
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$3,651	$1,145
Interest expense	$4,066	$4,387
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above
Cash and cash equivalents	$748,140	$414,762
Restricted cash, non-current	520	520
Total cash, cash equivalents and restricted cash	$748,660	$415,282
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
MongoDB, Inc. (“MongoDB” or the “Company”) was originally incorporated in the state of Delaware in November 2007 under the name 10Gen, Inc. In August 2013, the Company changed its name to MongoDB, Inc. The Company is headquartered in New York City. MongoDB is the leading modern, general purpose database platform. The Company’s robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy the Company’s platform at scale in the cloud, on-premise or in a hybrid environment. In addition to selling its software, the Company provides post-contract support, training and consulting services for its offerings. The Company’s fiscal year ends January 31.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of October 31, 2021, the interim condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended October 31, 2021 and 2020, the interim condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended October 31, 2021 and 2020 and the interim condensed consolidated statements of cash flows for the nine months ended October 31, 2021 and 2020 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of October 31, 2021, its statements of stockholders’ equity (deficit) as of October 31, 2021 and 2020, its results of operations and of comprehensive loss for the three and nine months ended October 31, 2021 and 2020 and its statements of cash flows for the nine months ended October 31, 2021 and 2020. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2022 or for any other future year or interim period.
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
The ongoing COVID-19 pandemic has resulted in a global slowdown of economic activity that is likely to continue to decrease demand and supply for a broad variety of goods and services, including demand from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

3. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of October 31, 2021 and January 31, 2021 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of October 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$631,924	$—	$—	$631,924
Short-term investments:
U.S. government treasury securities	1,054,746	—	—	1,054,746
Total financial assets	$1,686,670	$—	$—	$1,686,670

	Fair Value Measurement as of January 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$330,109	$—	$—	$330,109
Short-term investments:
U.S. government treasury securities	528,045	—	—	528,045
Total financial assets	$858,154	$—	$—	$858,154
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of October 31, 2021 and January 31, 2021. As of October 31, 2021 and January 31, 2021, gross unrealized gains and losses for cash equivalents and short-term investments were not material. Accordingly, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of October 31, 2021. Gross realized gains and losses were not material for each of the three- and nine-month periods ended October 31, 2021 and 2020.
Convertible Senior Notes
In addition to its cash, cash equivalents and short-term investments, the Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at October 31, 2021 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.
Non-marketable Securities
As of October 31, 2021 and January 31, 2021, the total amount of non-marketable equity securities included in other assets on the Company’s condensed consolidated balance sheets was $2.8 million and $0.5 million. During the three and nine

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
months ended October 31, 2021, the Company invested an additional $1.2 million and $2.3 million, respectively, of its cash in non-marketable equity securities. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2021 Form 10-K for further information. The Company classifies these assets as Level 3 within the fair value hierarchy only if an impairment or observable price changes in orderly transactions are recognized on these non-marketable equity securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities. For the three and nine months ended October 31, 2021, there have been no adjustments to the carrying values of the Company’s non-marketable securities as a result of impairment or observable price changes.

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

	October 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(21,447)	$16,653	2.9
Customer relationships	15,200	(8,950)	6,250	2.1
Total	$53,300	$(30,397)	$22,903

	January 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$34,700	$(16,955)	$17,745	3.3
Customer relationships	15,200	(6,670)	8,530	2.8
Total	$49,900	$(23,625)	$26,275
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $2.3 million and $6.8 million for the three and nine months ended October 31, 2021, respectively, and $2.1 million and $6.4 million for the three and nine months ended October 31, 2020, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s condensed consolidated statements of operations.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of October 31, 2021, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2022	$2,295
2023	9,180
2024	8,505
2025	2,130
2026	680
2027	113
Total	$22,903

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
On October 1, 2021, the Company issued a notice of redemption (the “Redemption Notice”) for the aggregate principal amount outstanding of its 2024 Notes. Pursuant to the Redemption Notice, on December 3, 2021, the Company redeemed the outstanding principal of the 2024 Notes that were not converted prior to such date at a redemption price in cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest. Approximately $1.9 million aggregate principal amount outstanding as of October 31, 2021 were converted to 27,377 shares of the Company’s Class A common stock with the remaining balance settled in cash. The extinguishment of the 2024 Notes on December 3, 2021 is immaterial to the Company’s financial statements.
During the three months ended October 31, 2021, the conditional conversion feature of the 2024 Notes and the 2026 Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the applicable conversion price for each of the series of convertible senior notes for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2021 (the last trading day of the fiscal quarter) and therefore the 2024

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Notes were convertible, in whole or in part, at the option of the holders from November 1, 2021 until their redemption on December 3, 2021, and the 2026 Notes are currently convertible, in whole or in part, at the option of the holders from November 1, 2021 through January 31, 2022. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
During the nine months ended October 31, 2021, certain holders elected to redeem $88.1 million of aggregate principal amount of the 2024 Notes and the 2026 Notes. The Company elected to use $27.6 million of cash to settle a portion of the principal upon redemption, with the remainder settled through the issuance of 1,216,492 shares of Class A common stock. The difference between the settlement consideration and the liability component of the redeemed 2024 Notes and 2026 Notes was recorded to additional paid-in capital on the Company’s condensed consolidated balance sheet. Pursuant to the Company’s adoption of ASU 2020-06, there was no gain nor loss recognized upon any conversions of either of the 2024 Notes and 2026 Notes. The Company may continue to elect to repay the 2026 Notes in cash, shares of the Company’s Class A common stock or a combination of both cash and shares with respect to future conversions of the 2026 Notes.
The net carrying amounts of the liability component of the 2024 Notes and the 2026 Notes were as follows for the periods presented (in thousands):

	October 31, 2021			January 31, 2021
	2024 Notes		2026 Notes	2024 Notes	2026 Notes
Principal	$1,863	(1)	$1,149,991	$90,000	$1,150,000
Unamortized debt discount (2)	—		—	(15,459)	(249,907)
Unamortized debt issuance costs	(25)		(14,307)	(1,265)	(13,174)
Net carrying amount (2)	$1,838		$1,135,684	$73,276	$886,919
(1) The aggregate principal amount outstanding of the 2024 Notes is presented within Other Accrued Liabilities on the Company’s condensed consolidated balance sheet as of October 31, 2021.
(2) The net carrying amount was increased on February 1, 2021 as a result of the adoption of ASU 2020-06. Refer to Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q for further information.
As of October 31, 2021, the total estimated fair values (Level 2) of the outstanding 2024 Notes and the 2026 Notes were approximately $9.5 million and $2.8 billion, respectively. The fair values were determined based on the closing trading price per $100 of the 2024 Notes and 2026 Notes as of the last available date of trading. The fair values of the 2024 Notes and 2026 Notes are primarily affected by the trading price of the Company’s Class A common stock and market interest rates.
The following table sets forth the interest expense related to the 2024 Notes and 2026 Notes (in thousands):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
	2024 Notes	2026 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Contractual interest expense	$4	$719	$168	$718	$203	$2,156	$506	$2,156
Amortization of debt discount (1)	—	—	1,002	10,826	—	—	2,958	32,058
Amortization of issuance costs (1)	2	840	70	469	646	2,515	203	1,366
Total (1)	$6	$1,559	$1,240	$12,013	$849	$4,671	$3,667	$35,580
(1) The decrease in total interest expense for the three and nine months ended October 31, 2021 as compared to the respective prior-year periods was due to the derecognition of the unamortized debt discount, partially offset by the increase in the amortization of issuance costs previously recognized in equity. These changes were the result of the Company’s adoption of ASU 2020-06, as of February 1, 2021, as described in Note 2, Summary of Significant Accounting Policies.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Finance lease cost:
Amortization of finance lease right-of-use assets	$993	$993	$2,981	$2,981
Interest on finance lease liabilities	785	852	2,406	2,604
Operating lease cost	2,313	2,335	6,481	6,189
Short-term lease cost	431	435	630	1,968
Total lease cost	$4,522	$4,615	$12,498	$13,742

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	October 31, 2021	January 31, 2021
Finance Lease:
Property and equipment, net	$32,457	$35,437
Other accrued liabilities (current)	5,111	4,900
Other liabilities, non-current	50,496	54,356
Operating Leases:
Operating lease right-of-use assets	$42,291	$34,587
Operating lease liabilities (current)	7,298	2,343
Operating lease liabilities, non-current	41,072	39,095

Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Nine Months Ended October 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$2,406	$2,604
Operating cash flows from operating leases	5,909	4,146
Financing cash flows from finance lease	3,649	3,450
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,893	$30,593
Weighted-average remaining lease term (in years):
Finance lease	8.2	9.2
Operating leases	7.4	7.9
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	4.3%	4.6%

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of October 31, 2021 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2022	$2,018	$1,729
2023	8,073	10,050
2024	8,073	8,759
2025	8,445	7,557
2026	8,711	6,081
Thereafter	34,118	22,604
Total minimum payments	69,438	56,780
Less imputed interest	(13,831)	(8,410)
Present value of future minimum lease payments	55,607	48,370
Less current obligations under leases	(5,111)	(7,298)
Non-current lease obligations	$50,496	$41,072

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the nine months ended October 31, 2021, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2021 Form 10-K.
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property claims, labor and employment claims and breach of contract claims. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908 (the “908 Patent”), U.S. Patent No. 9,667,751 (the “751 Patent”) and U.S. Patent No. 8,933,825 (the “825 Patent”). On May 4, 2021, in a consolidated action that includes Realtime's case against MongoDB, the District Court granted certain defendants' motion to dismiss without prejudice, finding that the Patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against the Company on May 18, 2021, and the Company moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted the Company's motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. Realtime’s opening appeal brief was filed on December 6, 2021, and the Company’s responsive brief is currently due on February 16, 2022.
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of October 31, 2021 and January 31, 2021; therefore, the Company has not recorded an accrual for such contingencies.
Indemnification
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, landlords, contractors and parties performing its research and development. Pursuant

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Primary geographical markets:
Americas	$138,036	$93,255	$368,339	$261,836
EMEA	66,183	44,552	178,490	123,762
Asia Pacific	22,674	12,964	60,459	33,783
Total	$226,893	$150,771	$607,288	$419,381

Subscription product categories and services:
MongoDB Atlas-related	$131,123	$71,110	$336,390	$186,354
Other subscription	86,748	72,959	247,432	215,049
Services	9,022	6,702	23,466	17,978
Total	$226,893	$150,771	$607,288	$419,381
Customers located in the United States accounted for 55% of total revenue for both the three and nine months ended October 31, 2021 and 57% of total revenue for both the three and nine months ended October 31, 2020. No other country accounted for 10% or more of revenue for the three and nine months ended October 31, 2021. Customers located in the United Kingdom accounted for 10% of total revenue for both the three and nine months ended October 31, 2020.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of October 31, 2021 and January 31, 2021 was $297.9 million and $238.0 million, respectively. Approximately 30% and 35% of the total revenue recognized for the nine months ended October 31, 2021 and 2020, respectively, was from deferred revenue at the beginning of each respective period.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of October 31, 2021, the aggregate transaction price allocated to remaining performance obligations was $353.4 million. Approximately 61% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables were recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of October 31, 2021 and January 31, 2021, unbilled receivables were $6.9 million and $5.7 million, respectively.
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

Allowance for Doubtful Accounts
Balance at January 31, 2021	$6,024
Provision	3,652
Recoveries/write-offs	(4,680)
Balance as of October 31, 2021	$4,996
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $153.4 million and $118.6 million as of October 31, 2021 and January 31, 2021, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s condensed consolidated statement of operations, was $13.3 million and $33.5 million for the three and nine months ended October 31, 2021, respectively, and $7.2 million and $20.5 million for the three and nine months ended October 31, 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes stock option activity for the nine months ended October 31, 2021 (in thousands, except share and per share data and years):

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2021	3,881,545	$7.50	4.8	$1,405,540
Stock options exercised	(986,002)	7.73
Stock options forfeited and expired	(9,982)	10.95
Balance - October 31, 2021	2,885,561	$7.41	4.1	$1,482,829
Vested and exercisable - January 31, 2021	3,566,091	$7.22	4.7	$1,292,303
Vested and exercisable - October 31, 2021	2,884,486	$7.40	4.1	$1,482,299
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
The following table summarizes RSU activity for the nine months ended October 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2021	3,473,512	$139.68
RSUs granted	1,422,325	386.88
RSUs vested	(1,070,507)	142.93
RSUs forfeited and canceled	(335,347)	182.95
Unvested - October 31, 2021	3,489,983	$235.27
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. In June 2021 the Company issued 45,261 shares of Class A common stock under the 2017 ESPP. The Company’s current offering period began June 16, 2021 and is expected to end December 15, 2021.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue—subscription	$3,934	$2,446	$10,322	$6,508
Cost of revenue—services	1,521	1,513	4,473	4,142
Sales and marketing	24,790	14,696	64,749	38,754
Research and development	29,205	15,442	73,227	41,415
General and administrative	9,258	5,855	24,556	17,225
Total stock-based compensation expense	$68,708	$39,952	$177,327	$108,044

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(81,293)	$(72,651)	$(222,418)	$(191,143)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	66,386,379	59,368,167	63,750,884	58,476,521

Net loss per share, basic and diluted	$(1.22)	$(1.22)	$(3.49)	$(3.27)
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
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes and 2026 Notes. The Company has not exercised any of its Capped Calls as of October 31, 2021.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Stock options pursuant to the 2016 Equity Incentive Plan	722,070	1,234,642	818,589	1,434,388
Stock options pursuant to the 2008 Stock Incentive Plan (previously options to purchase Class B common stock)	2,250,736	3,614,730	2,476,270	4,013,050
Unvested restricted stock units	3,679,734	3,938,037	3,745,955	4,004,267
Early exercised stock options	—	2,831	136	6,418
Shares underlying the conversion option of the 2024 Notes (conversion spread only prior to the adoption of ASU 2020-06)	27,337	925,870	308,849	841,126
Shares underlying the conversion option of the 2026 Notes	5,445,092	—	5,445,116	—
Total	12,124,969	9,716,110	12,794,915	10,299,249

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Income Taxes
The Company recorded a provision for income taxes of $2.2 million and $2.4 million for the three and nine months ended October 31, 2021, respectively, and a provision for income taxes of $0.9 million and $2.1 million for the three and nine months ended October 31, 2020, respectively. The provision recorded during the three months ended October 31, 2021 was driven by the increase in global income and the associated foreign taxes as the Company continues its global expansion. The provision for the nine months ended October 31, 2021, was the result of an increase in foreign taxes, partially offset by the release of the valuation allowance as a result of goodwill recorded associated with an immaterial business combination, as well as the reversal of the deferred tax liability associated with the convertible senior notes upon the adoption of ASU 2020-06. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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

Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Through our unique document-based architecture, we are able to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of legacy databases. Software applications are redefining how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications, while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 3,223 as of October 31, 2021, from 2,334 as of October 31, 2020.
We generate revenue primarily from sales of subscriptions, which accounted for 96% of our total revenue for each of the three and nine months ended October 31, 2021 and October 31, 2020.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three and nine months ended October 31, 2021, MongoDB Atlas revenue represented 58% and 55% of our total revenue, respectively, and during the three and nine

MONGODB, INC.
months ended October 31, 2020, MongoDB Atlas revenue represented 47% and 44% of our total revenue, respectively, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly in arrears based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premise or in a hybrid environment, and includes our proprietary commercial database server, enterprise management capabilities, our graphical user interface, analytics integrations, technical support and a commercial license to our platform. MongoDB Enterprise Advanced revenue represented 34% and 36% of our subscription revenue for the three and nine months ended October 31, 2021, respectively, and 43% and 46% of our subscription revenue for the three and nine months ended October 31, 2020, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 210 million times since February 2009 and over 80 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% of our total revenue for each of the three and nine months ended October 31, 2021 and October 31, 2020. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the data management software market, is forecast to be $74 billion in 2021 growing to approximately $121 billion in 2025, representing a 13% compound annual growth rate. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Impact of the Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic has continued to impact the United States (“U.S.”) and the world. The full extent of the impact of the ongoing COVID-19 pandemic on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact of new variants of the virus that causes COVID-19; the public health measures taken by authorities and other entities to contain and treat COVID-19; the actions taken to effect a widespread, global roll-out of the available vaccines and the efficacy and durability of such vaccines; and the impact of the COVID-19 pandemic on the global economy and on our current and prospective customers, employees, vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted.
In 2020, we adopted several measures in response to the COVID-19 pandemic, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and replacing in-person marketing events (including our annual developer conference) with virtual events. During 2021, we began to re-open our offices in the U.S. and certain other locations globally for employees to voluntarily return, subject to certain restrictions and government regulations, and we have taken recommended measures to protect the health and safety of employees who return to the office, including with respect to occupancy limitations, masking requirements and other safety measures. We have informed our employees that they may continue to elect to work remotely until conditions improve, even if their office reopens. Business travel on a voluntary basis has started to resume, although our travel costs continue to be lower than pre-pandemic levels. We have also started to hold some in-person marketing events. While certain travel bans and other restrictions that were

MONGODB, INC.
implemented at the beginning of the pandemic were relaxed earlier in the year, recently, due to the identification of the Omicron variant, among other developments, some of these restrictions have been re-imposed, and new restrictions may be implemented. We are actively monitoring the situation related to the COVID-19 pandemic, and we may adjust our policies as may be required or recommended by federal, foreign, state or local authorities.
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

Key Factors Affecting Our Performance
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of October 31, 2021, we had over 31,000 customers across a wide range of industries and in over 100 countries, compared to over 22,600 customers as of October 31, 2020. All affiliated entities are counted as a single customer.
Our customer count as of October 31, 2021 includes customers acquired from ObjectLabs Corporation (“mLab”) and Tightdb, Inc. (“Realm”), which acquisitions closed on November 1, 2018 and May 7, 2019, respectively. Our definition of “customer” excludes (1) users of our free offerings, (2) mLab users who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of October 31, 2021, we had over 3,900 customers that were sold through our direct sales force and channel partners, as compared to over 2,800 such customers as of October 31, 2020. These customers, which we refer to as our Direct Sales Customers, accounted for 85% and 84% of our subscription revenue for the three and nine months ended October 31, 2021, respectively, and 82% and 81% of our subscription revenue for the three and nine months ended October 31, 2020, respectively. The percentage of our subscription revenue from Direct Sales Customers increased during both the three and nine months ended October 31, 2021, in part due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. After launching in June 2016, we had over 29,500 MongoDB Atlas customers as of October 31, 2021. The growth in MongoDB Atlas customers included customers from mLab and Realm, as described above, as well as new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
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

MONGODB, INC.
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
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,201 and 898 as of October 31, 2021 and 2020, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. Our net ARR expansion rate remained over 120% during the three months ended October 31, 2021, demonstrating our ability to expand within existing customers.

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

Three and Nine Months Ended October 31, 2021 Summary
For the three months ended October 31, 2021, our total revenue increased to $226.9 million as compared to $150.8 million for the three months ended October 31, 2020, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $81.3 million for the three months ended October 31, 2021 as compared to $72.7 million for the three months ended October 31, 2020, driven primarily by higher sales and marketing spend and research and development costs during the three months ended October 31, 2021.
For the nine months ended October 31, 2021, our total revenue increased to $607.3 million as compared to $419.4 million for the nine months ended October 31, 2020, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $222.4 million for the nine months ended October 31, 2021 as compared to $191.1 million for the nine months ended October 31, 2020, primarily driven by increased sales and marketing and research and development costs during the nine months ended October 31, 2021.
Our operating cash flow was $(15.3) million and $(24.0) million for the nine months ended October 31, 2021 and 2020, respectively. Our free cash flow was $(23.5) million and $(38.4) million for the nine months ended October 31, 2021 and 2020, respectively. See the section titled “Liquidity and Capital Resources—Non-GAAP Free Cash Flow” below.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Consolidated Statements of Operations Data:
Revenue:
Subscription	$217,871	$144,069	$583,822	$401,403
Services	9,022	6,702	23,466	17,978
Total revenue	226,893	150,771	607,288	419,381
Cost of revenue:
Subscription(1)	57,378	38,642	153,735	103,240
Services(1)	11,086	7,468	29,959	22,851
Total cost of revenue	68,464	46,110	183,694	126,091
Gross profit	158,429	104,661	423,594	293,290
Operating expenses:
Sales and marketing(1)	120,360	83,214	327,627	227,417
Research and development(1)	82,256	54,363	219,403	149,250
General and administrative(1)	32,581	25,175	87,309	66,534
Total operating expenses	235,197	162,752	634,339	443,201
Loss from operations	(76,768)	(58,091)	(210,745)	(149,911)
Other expense, net	(2,276)	(13,634)	(9,262)	(39,090)
Loss before provision for income taxes	(79,044)	(71,725)	(220,007)	(189,001)
Provision for income taxes	2,249	926	2,411	2,142
Net loss	$(81,293)	$(72,651)	$(222,418)	$(191,143)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of revenue—subscription	$3,934	$2,446	$10,322	$6,508
Cost of revenue—services	1,521	1,513	4,473	4,142
Sales and marketing	24,790	14,696	64,749	38,754
Research and development	29,205	15,442	73,227	41,415
General and administrative	9,258	5,855	24,556	17,225
Total stock‑based compensation expense	$68,708	$39,952	$177,327	$108,044

MONGODB, INC.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Percentage of Revenue Data:
Revenue:
Subscription	96%	96%	96%	96%
Services	4%	4%	4%	4%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	25%	26%	25%	25%
Services	5%	5%	5%	5%
Total cost of revenue	30%	31%	30%	30%
Gross profit	70%	69%	70%	70%
Operating expenses:
Sales and marketing	53%	55%	54%	54%
Research and development	37%	36%	36%	36%
General and administrative	14%	17%	15%	16%
Total operating expenses	104%	108%	105%	106%
Loss from operations	(34)%	(39)%	(35)%	(36)%
Other expense, net	(1)%	(9)%	(2)%	(9)%
Loss before provision for income taxes	(35)%	(48)%	(37)%	(45)%
Provision for income taxes	1%	—%	—%	1%
Net loss	(36)%	(48)%	(37)%	(46)%

Comparison of the Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Subscription	$217,871	$144,069	$73,802	51%
Services	9,022	6,702	2,320	35%
Total revenue	$226,893	$150,771	$76,122	50%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $73.8 million primarily due to an increase of $66.1 million from our Direct Sales Customers, inclusive of Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by the increased delivery of consulting services.

MONGODB, INC.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Subscription cost of revenue	$57,378	$38,642	$18,736	48%
Services cost of revenue	11,086	7,468	3,618	48%
Total cost of revenue	68,464	46,110	22,354	48%
Gross profit	$158,429	$104,661	$53,768	51%
Gross margin	70%	69%
Subscription	74%	73%
Services	(23)%	(11)%
The increase in subscription cost of revenue was primarily due to a $15.1 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, although we continue to realize efficiencies in our third-party cloud infrastructure costs as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $2.7 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to higher personnel costs from increased headcount in our services organization and higher expense associated with our China Stock Appreciation Rights Plan. Total headcount in our support and services organizations increased 31% from October 31, 2020 to October 31, 2021.
Our overall gross margin increased slightly to 70%. Our subscription gross margin benefited from efficiencies realized in managing our third-party cloud infrastructure costs, offset by the negative impact from the increasing percentage of revenue from MongoDB Atlas. The impact of higher services personnel costs and higher expense associated with our China Stock Appreciation Rights Plan resulted in negative services gross margin.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Sales and marketing	$120,360	$83,214	$37,146	45%
The increase in sales and marketing expense included $25.7 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 1,528 as of October 31, 2021 from 1,062 as of October 31, 2020, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $9.4 million from costs associated with our higher headcount, including higher commissions expense.
Research and Development

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Research and development	$82,256	$54,363	$27,893	51%
The increase in research and development expense was primarily driven by a $24.2 million increase in personnel costs and stock-based compensation as we grew our research and development headcount by 36%.
General and Administrative

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
General and administrative	$32,581	$25,175	$7,406	29%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and

MONGODB, INC.
administrative personnel headcount resulting in an increase of $5.5 million in personnel costs and stock-based compensation and equipment.
Other Expense, Net

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Other expense, net	$(2,276)	$(13,634)	$11,358	(83)%
Other expense, net for the three months ended October 31, 2021 decreased primarily due to the adoption of the new accounting standard for convertible senior notes, which eliminated the amortization of the debt discount previously associated with our 0.75% convertible senior notes due 2024 and 0.25% convertible senior notes due 2026.
Provision for Income Taxes

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Provision for income taxes	$2,249	$926	$1,323	143%
The provision for income taxes during the three months ended October 31, 2021 and 2020 was primarily due to an increase in foreign taxes as we continued our global expansion. The provision for income taxes during the three months ended October 31, 2020 was partially offset by a tax benefit related to prior year period gains recorded in other comprehensive income that resulted from unrealized gains on investments.

Comparison of the Nine Months Ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Subscription	$583,822	$401,403	$182,419	45%
Services	23,466	17,978	5,488	31%
Total revenue	$607,288	$419,381	$187,907	45%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $182.4 million primarily due to an increase of $167.6 million from our Direct Sales Customers, inclusive of Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The growth in services revenue was driven primarily by the increased delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Subscription cost of revenue	$153,735	$103,240	$50,495	49%
Services cost of revenue	29,959	22,851	7,108	31%
Total cost of revenue	183,694	126,091	57,603	46%
Gross profit	$423,594	$293,290	$130,304	44%
Gross margin	70%	70%
Subscription	74%	74%
Services	(28)%	(27)%
The increase in subscription cost of revenue was primarily due to a $40.0 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, although we continue to realize efficiencies in our third-party cloud infrastructure costs as we scale MongoDB Atlas. In addition, subscription cost of revenue

MONGODB, INC.
was higher due to an $8.1 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $5.4 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization. Total headcount in our support and services organizations increased 31% from October 31, 2020 to October 31, 2021.
Our overall gross margin remained flat. Our subscription gross margin is negatively impacted by the increasing percentage of revenue from MongoDB Atlas, offset by efficiencies realized in managing our third-party cloud infrastructure costs. The impact of higher services personnel costs and stock-based compensation resulted in negative services gross margin.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Sales and marketing	$327,627	$227,417	$100,210	44%
The increase in sales and marketing expense included $73.7 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 1,528 as of October 31, 2021 from 1,062 as of October 31, 2020, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $18.4 million from costs associated with our higher headcount, including higher commissions expense and higher software costs. In addition, sales and marketing expenses increased by $3.6 million due to higher spend on marketing programs.
Research and Development

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Research and development	$219,403	$149,250	$70,153	47%
The increase in research and development expense was primarily driven by a $64.6 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 36%.
General and Administrative

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
General and administrative	$87,309	$66,534	$20,775	31%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $19.7 million higher personnel costs and stock-based compensation.
Other Expense, Net

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Other expense, net	$(9,262)	$(39,090)	$29,828	(76)%
Other expense, net for the nine months ended October 31, 2021 decreased primarily due to the adoption of the new accounting standard for convertible senior notes, which eliminated the amortization of the debt discount previously associated with our 0.75% convertible senior notes due 2024 and 0.25% convertible senior notes due 2026.

MONGODB, INC.
Provision for Income Taxes

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2021	2020	$	%
Provision for income taxes	$2,411	$2,142	$269	13%
The provision for income taxes during the nine months ended October 31, 2021 was primarily the result of an increase in foreign taxes partially offset by the release of the valuation allowance as a result of goodwill recorded associated with an immaterial business combination, as well as the reversal of the deferred tax liability associated with convertible debt upon the adoption of ASU 2020-06. The provision for income taxes during the nine months ended October 31, 2020 was primarily due to an increase in foreign taxes as we continued our global expansion, partially offset by a tax benefit related to the prior year period gains recorded in other comprehensive income that resulted from unrealized gains on investments.

MONGODB, INC.
Liquidity and Capital Resources
As of October 31, 2021, we had cash, cash equivalents, short‑term investments and restricted cash totaling $1.8 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
On October 1, 2021, we issued a notice of redemption (the “Redemption Notice”) for all of the aggregate principal amount outstanding of our 2024 Notes. Pursuant to the Redemption Notice, on December 3, 2021, we redeemed the outstanding principal of the 2024 Notes that were not converted prior to such date at a redemption price in cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest. Approximately $1.9 million aggregate principal amount outstanding as of October 31, 2021, were converted to 27,377 shares of our Class A common stock with the remaining balance settled in cash. The extinguishment of the 2024 Notes on December 3, 2021 is immaterial to our financial statements.
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
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of October 31, 2021, we had an accumulated deficit of $1.1 billion. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing of new subscription introductions, the continuing market acceptance of our subscriptions and services and the impact of the ongoing COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the ongoing COVID-19 pandemic on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Nine Months Ended October 31,
	2021	2020
Net cash used in operating activities	$(15,331)	$(24,028)
Net cash used in investing activities	(543,578)	(284,016)
Net cash provided by financing activities	878,495	16,002
Operating Activities
Cash used in operating activities during the nine months ended October 31, 2021 was $15.3 million. This was primarily driven by our net loss of $222.4 million, which was partially offset by non‑cash charges of $177.3 million for stock‑based compensation, $10.0 million for depreciation and amortization, $8.0 million for lease-related charges, $5.0 million for accretion of discount on our short-term investments and $3.2 million for debt issuance costs. In addition, our cash collections increased our deferred revenue by $58.5 million, reflecting the overall growth of our sales and our expanding customer base. Partially offsetting these benefits to our operating cash flow was an increase in our accounts receivable of $46.9 million, driven by our sales growth.

Cash used in operating activities during the nine months ended October 31, 2020 was $24.0 million primarily driven by our net loss of $191.1 million, which was partially offset by non‑cash charges of $108.0 million for stock‑based compensation, $36.6 million for the amortization of our debt discount and issuance costs, $9.5 million for depreciation and

MONGODB, INC.
amortization and $7.7 million for lease-related non-cash charges. Accrued and other liabilities increased by $24.3 million primarily from commissions, bonuses and related payroll taxes accrued as of October 31, 2020. Our overall sales growth increased our deferred commissions by $17.2 million, our accounts receivable by $4.2 million and our deferred revenue by $5.8 million.

Investing Activities
Cash used in investing activities during the nine months ended October 31, 2021 was $543.6 million, primarily due to cash used to purchase marketable securities, net of maturities, of $532.3 million, and $4.5 million of net cash used for an immaterial acquisition. In addition, we used $2.3 million of net cash to purchase non-marketable securities.
Cash used in investing activities during the nine months ended October 31, 2020 of $284.0 million resulted from the purchases of marketable securities and property and equipment, partially offset by maturities of marketable securities. In addition, we used $0.5 million of net cash to purchase non-marketable securities.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2021 was $878.5 million, primarily due to net proceeds from the equity offering, the issuance of Class A common stock under the Employee Stock Purchase Plan, and exercises of stock options, partly offset by cash used to repay a portion of our 2024 convertible notes upon redemption.
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
Non‑GAAP Free Cash Flow
To supplement our interim unaudited condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with the amount of free cash flow, which is a non‑GAAP financial measure. Free cash flow represents net cash used in operating activities less capital expenditures, principal repayments of finance lease liabilities and capitalized software development costs, if any. During each of the nine months ended October 31, 2021 and 2020, we did not capitalize any software development costs. Free cash flow is a measure used by management to understand and evaluate our liquidity and to generate future operating plans. The exclusion of capital expenditures, principal repayments of finance lease liabilities and amounts capitalized for software development facilitates comparisons of our liquidity on a period‑to‑period basis and excludes items that we do not consider to be indicative of our liquidity. We believe that free cash flow is a measure of liquidity that provides useful information to our management, investors and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities or investing in our business in the same manner as our management and Board of Directors. Nevertheless, our use of free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Further, our definition of free cash flow may differ from the definitions used by other companies and therefore comparability may be limited. You should consider free cash flow alongside our other GAAP‑based financial performance measures, such as net cash used in operating activities, and our other GAAP financial results.
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated (unaudited, in thousands):

	Nine Months Ended October 31,
	2021	2020
Net cash used in operating activities	$(15,331)	$(24,028)
Capital expenditures	(4,516)	(10,942)
Principal repayments of finance leases	(3,649)	(3,450)
Capitalized software	—	—
Free cash flow	$(23,496)	$(38,420)

MONGODB, INC.
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

Contractual Obligations and Commitments
During the nine months ended October 31, 2021, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2021 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of October 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $1.8 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of October 31, 2021.
In June 2018, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of 0.75% convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2024 Notes”). In January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, we repurchased $210.0 million aggregate principal amount of the 2024 Notes leaving $90.0 million aggregate principal outstanding on the 2024 Notes immediately after the exchange. On December 3, 2021, we redeemed the remaining outstanding principal balance of the 2024 Notes such that we no longer have a liability with respect to the 2024 Notes as of this date. The fair value of the 2026 Notes are subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the 2026 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the 2024 Notes and 2026 Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the 2024 Notes and 2026 Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three- and nine-month periods ended October 31, 2021 and 2020. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of October 31, 2021, the total amount of non-marketable equity securities included in other assets on our balance sheet was $2.8 million.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, on March 12, 2019, Realtime filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. On May 4, 2021, in a consolidated action that includes Realtime's case against MongoDB, the District Court granted certain defendants' motion to dismiss without prejudice, finding that the Patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against us on May 18, 2021, and we moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted our motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. Realtime’s opening appeal brief was filed on December 6, 2021, and our responsive brief is currently due on February 16, 2022.
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

ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Form 10-Q, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.
Risk Factors Summary
Investing in our common stock involves a high degree of risk because we are subject to numerous risks and uncertainties that could negatively impact our business, financial condition and results of operations, as more fully described below. These risks and uncertainties include, but are not limited to, the following:
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

MONGODB, INC.
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

In light of the uncertain and continually evolving situation relating to the spread of COVID-19 and in compliance with then-effective shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, beginning March 2020, we took measures intended to help minimize the risk of the virus to our employees, our customers and the communities in which we participate, which could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. During 2021, we began to re-open our offices in the U.S. and certain other locations globally for employees to voluntarily return, subject to certain restrictions and government regulations, and we have taken recommended measures to protect the health and safety of employees who return to the office, including with respect to occupancy limitations, masking requirements and other safety measures. Business travel on a voluntary basis has started to resume, although our travel costs continue to be lower than pre-pandemic levels. We have also started to hold some in-person marketing events. While strict shelter-in-place and similar orders have generally been lifted, continued limitations on indoor occupancy or other restrictions applicable to in-person operations have been and may in the future be re-instituted in some jurisdictions as rates of infection increase in those locations, including in light of the current spread of the Delta and Omicron variants and other potentially more contagious variants of the SARS-CoV-2 virus. As the COVID-19 pandemic continues, it is highly uncertain to what extent and when any such continuing restrictions will be lifted in various jurisdictions.

While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Additionally, prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners and investors, and some of our business processes assume that employees can review and sign documents in person. As we contemplate a return to in-person work arrangements following the lifting of COVID-19-related restrictions, we expect to adopt a hybrid work environment that may also present operational challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. We have informed our employees that they may continue to elect to work remotely until conditions improve, even if their office reopens. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, suspending or reducing travel and in-person business interactions on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and, in sales and marketing, in particular, which could have longer term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. For example, remote work arrangements may result in decreased employee productivity and morale with increased regretted employee attrition. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.

The ultimate impact to our results of operations will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend

MONGODB, INC.
on, among other things, the actions taken by authorities and other entities to effect a widespread global roll-out of available vaccines, encourage high rates of vaccination or otherwise contain COVID-19 or treat its impact, including the impact of any reopening plans, additional closures and spikes or surges in COVID-19 infection, including as a result of new variants of the SARS-CoV-2 virus, and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. For example, vaccine mandates may be announced in jurisdictions in which our business operates and the implementation of a vaccination requirement could result in attrition, including attrition of critically skilled labor and difficulty securing future labor needs, which could materially and adversely affect our results of operations, financial condition and cash flows. These potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.

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
In particular, the ongoing COVID-19 pandemic, attempts by governments and private organizations to address the pandemic and the associated global economic uncertainty may prevent us or our employees, contractors, suppliers, customers and other business partners from conducting certain business activities, which could materially and adversely impact our business, financial results and results of operations. In the initial stages of the pandemic, business activities were severely curtailed as a result of shelter-in-place and similar orders. Such orders or restrictions and the perception that such orders or restrictions could occur have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our contractors, suppliers, customers and other business partners. As the COVID-19 pandemic has continued and the most stringent limitations on the conduct of in-person business have been lifted, many state, local and foreign governments have continued to put in place, and may in the future re-institute or put in place travel restrictions, limitations on indoor occupancy, masking and/or vaccination requirements and similar government orders and restrictions in order to control the spread of the disease. The ongoing COVID-19 pandemic, including actions by governmental and private actors in response to the pandemic, including vaccination mandates, could adversely affect workforces, customers, economies and financial markets globally, potentially leading to a sustained economic downturn. While it is not possible at this time to predict the duration and extent of the impact that the ongoing COVID-19 pandemic could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, including the Delta and Omicron variants and other potentially more contagious variants of the SARS-CoV-2 virus, the measures taken by governments, businesses and other organizations in response to COVID-19 and the associated global economic uncertainty could materially and adversely impact our business, financial condition or results of operations.

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

MONGODB, INC.
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

MONGODB, INC.
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
Increasing our customer base and achieving broader market acceptance of our subscription offerings and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in highly competitive markets. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. Our recent hires and planned hires may not become as productive as quickly as we expect, including as a result of the ongoing COVID-19 pandemic and remote work arrangements, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business, particularly during the current period of heightened employee attrition in the U.S. and other countries. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations could be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly. For example, the full impact of the ongoing COVID-19 pandemic is unknown at this time, but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts continue to spread. Moreover, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the COVID-19 pandemic. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
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

MONGODB, INC.
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
Cyberattacks and other malicious internet-based activity continue to increase and the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target. Third parties may attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our electronic systems, networks, and/or physical facilities in order to gain access to our data or the data of organizations on our platform. Security Breaches may arise out of malicious activity, exposure of access credentials, errors and omissions, system misuse, and inadvertent disclosures caused by or resulting from our employees or contractors. Such employees and contractors pose increased risk if they have access to sensitive systems, data and customer information. Additionally, due to the COVID-19 pandemic, nearly all of our employees are currently working remotely, and we expect a portion of our workforce to continue to work remotely, even following re-opening of their offices, which may pose additional data security risks. For example, we have seen an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the ongoing COVID-19 pandemic to their advantage. In addition to traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), business email compromises, password spraying, employee theft or misuse and denial-of-service (“DoS”) attacks, we also face threats from sophisticated organized crime, nation-state and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions, ransomware attacks, and supply-chain attacks) that add to the risks to us, our internal systems and our partners’ systems. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. We cannot guarantee that our security measures will be sufficient to protect against unauthorized access to or other compromise of the personal data and/or other confidential information of our employees or customers.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; and other adverse business impacts.

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

MONGODB, INC.
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

Additionally, following the withdrawal of the U.K. from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, companies have had to comply with both the GDPR and the U.K. Data Protection Act 2018 (“U.K. GDPR”), which largely retains the GDPR in U.K. national law. The U.K. GDPR mirrors the fines under the

MONGODB, INC.
GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the E.E.A. in relation to certain aspects of data protection law remains unclear, and it is unclear how the U.K. data protection laws and regulations will develop in the medium to longer term. Further, the U.K.’s Information Commissioner’s Office (“ICO”) is in the process of finalizing the U.K.’s data transfer solution to legitimize data transfers from the U.K. to third countries. In June 2021, the European Commission adopted an adequacy decision in favor of the U.K., enabling data transfers from E.E.A. member states to the U.K. without additional safeguards. Additionally, in the event of a violation of the GDPR and U.K. GDPR affecting data subjects in both the U.K. and the E.E.A., we could be investigated by the ICO in the U.K. and supervisory authorities in the E.E.A. Compliance with the GDPR and U.K. GDPR is a rigorous and time-intensive process that may increase our cost of doing business in Europe or require us to put in place additional mechanisms to ensure compliance with such protection rules and will increase our responsibility and potential liability in relation to personal data that we process.

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
Because the interpretation and application of privacy and data protection laws, regulations, rules and other standards are still uncertain and likely to remain uncertain for the foreseeable future, it is possible that these laws, rules, regulations and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which we may be unable to do in a commercially reasonable manner or at all and which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or the failure, or perceived failure, to comply with applicable privacy or data protection laws, regulations and other actual or alleged obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Our ability to successfully pursue our growth strategy and compete effectively also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business, including sales personnel, customer-facing technical personnel and software engineers, is intense, and it may be even more challenging to retain qualified personnel as many companies have moved to offer a remote or hybrid work environment, and considering the current period of heightened employee attrition in the U.S. and other countries. Our recruiting efforts focus on elite organizations and our primary recruiting competition are well-known, high-paying technology companies. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in

MONGODB, INC.
recruiting and training them. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.
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
Indemnity provisions in various agreements potentially expose us to substantial liability for data breaches, intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, data breaches, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated

MONGODB, INC.
Financial Statements and Unaudited Condensed Consolidated Financial Statements include those related to revenue recognition, allowances for doubtful accounts, the incremental borrowing rate related to our lease liabilities, stock-based compensation, fair value of the liability component of the convertible debt, fair value of common stock and redeemable convertible preferred stock warrants prior to the initial public offering, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment and accounting for income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock and we may be subject to investigation or sanctions by the SEC.
We may require additional capital to support our operations or the growth of our business and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance our database software, improve our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to secure additional

MONGODB, INC.
capital through equity or debt financings. If we raise additional capital, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms that are favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be harmed.
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
In addition, potential tax reform in the United States may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% for tax years beginning in 2018, imposing additional limitations on the deductibility of interest, changing the utilization of future net operating loss carryforwards, allowing for the expensing of certain capital expenditures and implementing a modified territorial system. Furthermore, on October 28, 2021, the House Rules Committee, under the Biden Administration released the new proposed tax legislation under the “Build Back Better Act” (“BBBA”) highlighting potential reversal and revision of key provisions of the Act. As the BBBA is only proposed legislation, and has not yet been passed by Congress and enacted into law, we have not yet determined the impact on our effective tax rate, though we continue to monitor the progression of the Biden Administration’s proposals. We are currently unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2021, we had net operating loss carryforwards for federal, state, Irish and U.K. income tax purposes of approximately $1.2 billion, $1.1 billion, $384.0 million and $22.1 million, respectively, which begin to expire in the year ending January 31, 2028 for federal purposes and January 31, 2022 for state purposes. Ireland, U.K. and U.S. federal losses for years after January 31, 2018 are allowed to be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these net operating losses (“NOLs”) before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of

MONGODB, INC.
NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
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

MONGODB, INC.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events and to interruption by man-made problems such as power disruptions, computer viruses, Security Breaches or terrorism.
As of October 31, 2021, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the ongoing COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which the ongoing COVID-19 pandemic may continue to impact our business is uncertain, however we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Risks Related to Ownership of Our Common Stock
The trading price of our common stock has been and is likely to continue to be volatile, which could cause the value of our common stock to decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our common has been and is likely to continue to be volatile. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
•sales of large blocks of our common stock;
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

MONGODB, INC.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

MONGODB, INC.
We do not intend to pay dividends on our common stock for the foreseeable future.
We have never declared or paid any dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business and we do not anticipate paying any dividends in the foreseeable future. As a result, investors in our common stock may only receive a return if the market price of our common stock increases.
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

MONGODB, INC.
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
In June and July 2018, we issued $300.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 (the “2024 Notes”) in a private placement, and in January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”) in a private

MONGODB, INC.
placement and concurrently repurchased for cash approximately $210.0 million of the aggregate principal amount of the 2024 Notes.
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
The conditional conversion feature of the Notes, if triggered, and our decision to redeem the 2024 Notes, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The conditional conversion feature of the 2024 Notes and 2026 Notes was triggered during the three months ended October 31, 2021, as the last reported sale price of our common stock was more than or equal to 130% of the applicable conversion price for each series of Notes for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2021 (the last trading day of the fiscal quarter). Therefore, the 2024 Notes were convertible at the option of the holders thereof, in whole or in part, from November 1, 2021 until December 3, 2021, and the 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from November 1, 2021 through January 31, 2022. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.

Furthermore, on October 1, 2021, we issued a notice of redemption for approximately $1.9 million remaining aggregate principal amount outstanding of the 2024 Notes. Pursuant to the redemption notice, on the redemption date of December 3, 2021, we redeemed the 2024 Notes that had not been converted prior to such date at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest. The aggregate principal amount of the 2024 Notes on the December 3, 2021 redeemed for cash was not material.

Upon conversion of the 2026 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 Notes being converted, which could adversely affect our liquidity.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution to our common stock upon any conversion of the Notes. In connection with establishing their initial hedges of the capped call transactions,

MONGODB, INC.
the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes, including with certain investors in the Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the observation period relating to any conversion of the Notes on or after March 15, 2024, in the case of the 2024 Notes and on or after October 15, 2025, in the case of the 2026 Notes), or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversions of the Notes or otherwise. This activity could also cause or avoid an increase or a decrease in the market price of our common stock. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of shares of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.    OTHER INFORMATION.
In 2018, we issued $300.0 million in aggregate principal amount of 0.75% Convertible Senior Notes due 2024 (the “2024 Notes”). The 2024 Notes are governed by the Indenture, dated as of June 28, 2018, between us and U.S. Bank National Association, as trustee.

As previously reported, on October 1, 2021, we issued a notice of redemption (the “Redemption Notice”) to holders of the outstanding 2024 Notes, pursuant to which we announced that on December 3, 2021 (the “Redemption Date”), we would redeem any 2024 Notes that had not been converted prior to such date at a redemption price in cash equal to 100% of the principal amount of such 2024 Notes, plus accrued and unpaid interest, if any, from June 15, 2021 to, but excluding, the Redemption Date. Prior to the Redemption Date, the holders of the 2024 Notes had the right to elect to convert their 2024 Notes for shares of our class A common stock at a rate of 14.6738 shares of class A common stock per $1,000 principal amount of 2024 Notes. We satisfied our conversion obligations with respect to conversions occurring after the date of the Redemption Notice and prior to the Redemption Date by delivering shares of Class A common stock, plus cash in lieu of any resulting fractional shares (physical settlement).

MONGODB, INC.
As of December 6, 2021 and following our issuance of the Redemption Notice, we issued an aggregate amount of 27,377 shares of Class A common stock to holders of the 2024 Notes as a result of conversions of approximately $1.9 million in aggregate principal amount of 2024 Notes. On the Redemption Date, the aggregate principal amount of 2024 Notes that were not converted and redeemed in cash was not material.

The shares of class A common stock we delivered in connection with these conversions have been issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

MONGODB, INC.

Date: December 7, 2021	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)