Form 10-K
period 2022-01-31
MongoDB, Inc.
filed 2022-03-18
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
None
(Title of class)
_____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a small reporting company)	Small Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of Class A common stock as reported by The Nasdaq Global Market on July 30, 2021 (the last business day of the registrant’s second fiscal quarter), was approximately $22.8 billion.
As of March 15, 2022, there were 67,566,341 shares of the registrant’s Class A common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2022.

MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2022

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
•the impact of the ongoing COVID-19 pandemic and any associated economic downturn on our future operating and financial performance;
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
Software applications continue to redefine how organizations across industries engage with their customers, operate their businesses and compete with each other. To compete effectively in today’s global, data-driven market environment, organizations must provide their end-users with applications that capture and leverage the vast volumes and varieties of available data. As a result, the software developers who build and maintain these applications are increasingly influential in organizations and demand for their talent has grown substantially. Consequently, organizations of all sizes and industries and across geographies have significantly increased investment in developers with the strategic goal of improving their pace of innovation and competitive position.
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
The database market is one of the largest in the software industry. According to IDC, the worldwide database software market, which it refers to as the data management software market, was forecast to be $74 billion in 2021 growing to approximately $121 billion in 2025, representing a 13% compound annual growth rate. Legacy database vendors have historically dominated this market. We believe this market is one of the few within the enterprise technology stack that has yet to be disrupted by a modern alternative, creating our opportunity.
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

According to the Stack Overflow Annual Developer Survey, MongoDB continues to be one of the top databases developers want to work with.
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
Core features and capabilities of our platform include:
•Versatility. Our modern general purpose database platform supports a broad range of workloads and offers our customers a host of features and services that complement our database offering. This integration provides a unique solution that precludes the need for single-purpose technologies, and allows our customers to reduce cost and back-end complexity of their data infrastructure, as well as increase speed of innovation.

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
We Allow Customers to Run Any Application Anywhere.
As a general purpose database, we support applications across a wide range of use cases. Our software is easily configurable, allowing customers to adjust settings and parameters to optimize performance for a specific application and use case. Customers can run our platform in any environment, depending on their operational requirements: fully managed as a service or self-managed in the cloud, on-premise or in a hybrid environment. Customers can deploy our platform in any of the major public cloud alternatives, providing them with increased flexibility and cost-optimization opportunities by preventing public cloud vendor lock-in. Our customers have a consistent experience regardless of infrastructure, providing optionality, flexibility and efficiency.
Customers of MongoDB Atlas, our multi-cloud offering, enjoy the benefits of consuming MongoDB as a service in the public cloud, further enabling developers to focus on their application performance and end-user experience, rather than the back-end infrastructure lifecycle management. With MongoDB Atlas, organizations only have to manage how their applications use the database and are freed from the tasks of infrastructure provisioning, configuring operating systems, upgrading and more.

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

•Increase Developer Productivity. By empowering developers to build and modernize applications quickly and cost-efficiently, we enable developers’ agility and accelerate their time-to-revenue for new products. Our platform’s document-based architecture and intuitive drivers make developing new applications and iterating on existing applications very efficient, increasing developer productivity. MongoDB Atlas allows developers to focus on how their applications use the database, application performance and end-user experience, rather than the database infrastructure management including provisioning, operating system configuration, upgrades, monitoring and backups.
•Deliver High Reliability for Mission-Critical Deployments. Our platform is designed to support mission-critical applications by being fault-tolerant and always-on, reducing downtime for our customers and minimizing the risk of lost revenue. Also, given the competitive criticality of applications, we designed our platform to enable better end-user experiences.
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
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server and a free tier of MongoDB Atlas as “freemium” offerings. Community Server is a free-to-download version of our database that includes the core functionality that developers need to get started with MongoDB but not all of the features of our commercial platform. Community Server is available under a license that protects our intellectual property and supports our subscription business model. Our goal is to convert Community Server users to paying customers of our commercial subscription offerings such as MongoDB Atlas or MongoDB Enterprise Advanced. Our Community Server has been downloaded over 240 million times from our website alone since February 2009. Our free tier of MongoDB Atlas provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations.
To support our database platform and increase customer retention, we provide professional services to our customers with the goal of making customers’ applications on our platform successful.

MongoDB Atlas
In June 2016, we introduced MongoDB Atlas, our hosted DBaaS offering, which we run and manage in the public cloud. MongoDB Atlas provides customers with an elastic, managed offering that includes automated provisioning and healing, comprehensive system monitoring, managed backup and restore, default security and other features that reduce operational complexity and increase application resiliency. MongoDB Atlas allows customers to remove themselves from the complexity of managing the database and related underlying infrastructure, so they can instead focus on the application and end-user experience and innovate more quickly to better serve their own customers and capitalize on new business opportunities. Over the years, we have introduced additional features and functionality, which have increased the capabilities of MongoDB Atlas and accelerated and expanded the adoption of MongoDB Atlas as an application data platform. Our MongoDB application data platform’s complementary services and products include:
•MongoDB Atlas Search. We have integrated full-text search capabilities with our operational database, reducing implementation complexity for developers and eliminating the need to learn and maintain multiple technologies. MongoDB Atlas Search removes the need to run a separate search system alongside the existing database.

•MongoDB Atlas Data Lake. Customers can store data more cost effectively with MongoDB Atlas Data Lake and make that data readily available to stakeholders across an organization. MongoDB Atlas Data Lake allows for native query, transformation and movement of data across MongoDB Atlas clusters and cloud object storage.
•MongoDB Charts. Customers can create visual charts and dashboards of their MongoDB data. MongoDB Charts includes a seamless integration with MongoDB Atlas and provides built-in tools to easily share and collaborate on visualizations, while also allowing for the embedding of charts within customer applications.
•MongoDB Realm. Customers can build highly performant mobile applications with object-oriented software development kits (“SDKs”), seamless data synchronization, functions and application programming interfaces or APIs. A core component of MongoDB Realm is Realm Sync. This edge to cloud data synchronization service between Realm mobile database on the frontend and MongoDB Atlas on the backend solves one of the most challenging data problems for mobile developers.
MongoDB Atlas is available on all three major cloud providers (Amazon Web Services (‘‘AWS’’), Google Cloud Platform (‘‘GCP’’) and Microsoft Azure) in North America, Europe and Asia Pacific, providing customers broad geographic coverage across more than 80 regions globally, enabling them to leverage the benefits of different cloud platforms for different use cases and helping them avoid infrastructure vendor lock-in. In 2020, we announced the general availability of multi-cloud clusters on MongoDB Atlas, which allows organizations to deploy a fully managed, distributed database across multiple cloud providers simultaneously without the added operational complexity of managing data replication and migration across clouds.
MongoDB Atlas represented 56%, 46% and 39% of our total revenue for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
MongoDB Enterprise Advanced
MongoDB Enterprise Advanced is our subscription package that includes a commercial license to our platform and the following:
•MongoDB Enterprise Database Server. The MongoDB enterprise database server, called Enterprise Server, is our proprietary commercial database. It stores, organizes and processes data and facilitates access and changes to the data. Enterprise Server includes advanced security features, auditing functionality and enterprise-standard authentication and authorization, as well as encrypted and in-memory storage engines to enable a wide range of workloads.
•Enterprise Management Capabilities. MongoDB Enterprise Advance customers can choose either our Cloud Manager Premium product (for customers who want to manage our platform via the cloud) or Ops Manager (generally for those with on-premise deployments), our sophisticated suite of management tools that allows operations teams to run, manage and configure MongoDB according to their needs.
•Analytics Integrations. We provide integrations to allow data and business analysts to analyze data in applications running on our platform using their existing business intelligence and analytics tools. Our analytics integrations ensure that enterprises can efficiently extract significant value from applications built on our platform.
MongoDB Enterprise Advanced represented 34%, 43% and 47% of our total revenue for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
Professional Services
We provide professional services to our customers, including consulting and training, with the goal of making customer deployments of our platform successful, thereby increasing customer retention and driving customer revenue expansion. Given that we have designed our platform to be easily deployed, our services typically do not involve implementation and are designed to facilitate a more rapid and successful deployment of MongoDB by our customers. Professional services are an important part of our customer retention and expansion strategy. Customers who purchase professional services have typically increased their subscription with us to higher levels and done so more quickly than customers who have not engaged with our professional services.
Professional services represented 4%, 4% and 5% of our total revenue for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.

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
•Expanding Sales Within Our Customer Base. We seek to grow our sales with our customers in several ways. As an application grows and requires additional capacity, our customers increase their spending on our platform. In addition, our customers may expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology (“IT”) infrastructure and move to the cloud, they may migrate applications from legacy databases. Even within our largest customers, we believe we typically represent a small percentage of their overall spend on databases, reflecting our small market penetration. Our goal is to increase the number of customers that standardize on our database platform within their organization, which can include offering centralized internal support for developers within the organization or the deployment of an internal MongoDB-as-a-service offering. Our net ARR expansion rate, which has consistently been over 120%, demonstrates our ability to expand within existing customers. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for a description of ARR and a discussion of our net ARR expansion rate.
•Driving Usage of MongoDB Atlas. MongoDB Atlas, our hosted multi-cloud offering, is an important part of our run-anywhere strategy. With MongoDB Atlas, customers can enjoy the benefits of consuming MongoDB as a service in the public cloud, enabling customers to remove themselves from the complexity of managing the database and related underlying infrastructure. We initially launched MongoDB Atlas in 2016 and generated revenue by migrating existing users of our Community Server. We offer tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. Since its launch, we have continued to expand and enhance the functionality of MongoDB Atlas and have introduced a number of additional features and products to drive accelerated MongoDB Atlas adoption, including among Enterprise Advanced customers and Community Server users in addition to customers who are new to our platform. In addition, we also announced the general availability of multi-cloud clusters on MongoDB Atlas, which allows customers to run their applications across multiple public clouds simultaneously. MongoDB Atlas is available on all three major cloud providers (AWS, GCP and Microsoft Azure) in North America, Europe and Asia Pacific. We offer a free tier on AWS, GCP and Microsoft Azure, which provides limited processing power and storage, in order to drive trial and adoption of MongoDB Atlas among developers. Recently, MongoDB Atlas for Government achieved the FedRAMP designation of “In process,” with the Department of Health and Human Services (“HHS”) serving as the initial agency partner. Once MongoDB Atlas for Government becomes FedRAMP Authorized, we believe MongoDB will be positioned to capitalize on the popularity of MongoDB across a number of U.S. federal government agencies.
•Extending Product Leadership and Introducing New Products. We intend to continue to invest in our product offerings with the goal of expanding the functionality and adoption of our platform. The guiding principle of our product innovation is to help developers solve more of their data challenges by utilizing our platform. During 2021, with the release of MongoDB 5.0, we improved the ease of use of our platform, by introducing innovation that facilitates data partitioning, as well as simplifying the process of upgrading to the latest version of our software. We also expanded the breadth of functionality of our platform by introducing native time series support across our platform. Finally, we announced a series of improvements to our newer products, including adding critical e-commerce capabilities to Atlas Search. We also moved to a quarterly product release schedule, starting with MongoDB 5.1, to bring new features and capabilities more quickly to our customers. Our latest releases included enhancements to time series collections, richer and more flexible analytics, improvements to query functionality, new capabilities that allow teams to execute more sophisticated analytic queries directly against their live operational and transactional data and enhancements to our security features. We also made it possible for developers to easily access their MongoDB Atlas through a standard interface.
•Fostering the MongoDB Developer Community. We have attracted a large and growing community of highly engaged developers, who have downloaded our Community Server offering over 240 million times from our website since February 2009 and over 85 million times in the last 12 months alone. We believe that the engagement of developers increases our brand awareness. Many of these developers become proponents of MongoDB within their organizations, which may result in new customers selecting our platform, as well as expansion opportunities within existing customers. Historically, we have invested in our community through active sponsorship of user groups, our annual MongoDB World user conference, MongoDB University and other community-centered events. As of January 31, 2022, there were over 1.5 million MongoDB University registrations. We intend to continue to invest in the MongoDB developer community.
•Growing and Cultivating Our Partner Ecosystem. We have built a partner ecosystem of independent software vendors, systems integrators, value added resellers, cloud and technology partners. For example, in 2019, we expanded our global partner ecosystem with the announcement of a new partnership with Alibaba Cloud to offer an authorized MongoDB-as-a-Service solution to users in China for the first time. We expanded our reach in China in February 2021 when we announced the launch of a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. We expanded our business partnerships with all three major cloud providers (AWS, GCP and Microsoft Azure) to enhance our marketing initiatives and align with our sales strategy. In addition, our technology partnerships with companies such as Informatica have provided our customers with tools to help them modernize from legacy relational databases to MongoDB which, along with our other technology partnerships, provide us with significant benefits, including lead generation, new customer acquisition, marketplace fulfillment, accelerated deployment and additional customer support. We have also expanded our existing partnerships with independent software vendors and global systems integrators including, IBM, Accenture, Infosys, Capgemini, Confluent, HCL, Wipro, Cognizant, Deloitte and Tata Consultancy Services. Our system integrator partners have also been valuable in working with organizations to migrate and modernize applications to our platform, including leveraging the cloud with MongoDB Atlas. We intend to continue to expand and enhance our partner relationships to grow our market presence and drive greater sales efficiency.
•Expanding Internationally. We believe there is significant opportunity to continue to expand the use of our platform outside the United States. During the fiscal years ended January 31, 2022, 2021 and 2020, revenue generated outside of the United States was 46%, 44% and 41% of our total revenue. We intend to continue to expand our sales and drive adoption of our platform globally.

Human Capital Management
We believe that our employees and the culture we have established are critically important to our success. In order to continue to compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract, retain and motivate qualified employees. To support these objectives, we strive to maintain our company culture, offer competitive compensation and benefits, support the health and well-being of our employees, foster an inclusive, diverse and engaged workforce and develop talent.
As of January 31, 2022, we had a total of 3,544 employees, including 1,640 employees located outside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Our Culture
We believe our culture is critical to our success and has delivered tangible financial and operational benefits for our customers, our employees and our stockholders. Our values guide our business, our product development, our practices and our brand. They are what we look for in every employee. As our company continues to evolve and grow, these six values remain constant and relevant and we have recently updated the language to better reflect our evolving culture:

•Think Big, Go Far. We are big dreamers with a passion for creativity. We eagerly pursue new opportunities and markets through innovation and disruption. We have a pioneering spirit—always ready to forge new paths and take smart risks.
•Make It Matter. We are relentless in our pursuit of meaningful impact. We think strategically and are clear on what we are and are not trying to do. We accomplish an amazing amount of important work and we are obsessed with delivering on our commitments.
•Embrace the Power of Differences. We commit to creating a culture of belonging, where people of different origins, backgrounds and experiences feel valued and heard. This is cultivated by learning from and respecting each other’s similarities and differences. We approach conversations with positive intent and believe that others value the perspective we bring to the table. We recognize that a diverse workforce is the best way to broaden our perspectives, foster innovation and enable a sustainable competitive advantage.
•Build Together. We achieve amazing things by connecting and leveraging the diversity of perspectives, skills, experiences and backgrounds of our entire organization. We place the interests of the company over any individual or team. We discuss things thoroughly, but prioritize commitment over consensus.
•Be Intellectually Honest. We embrace reality. We apply high-quality thinking and rigor and operate with transparency. We have courage in our convictions but work hard to ensure biases or personal beliefs do not get in the way of finding the best solution.
•Own What You Do. We take ownership and are accountable for everything that we do. We empower and we are empowered to make things happen and balance independence with interdependence. We demand excellence from ourselves. We each play our own part in making MongoDB a great place to work.
Compensation and Benefits
We provide competitive compensation and benefits for our employees globally. Our compensation package may include base salary, commission or semi-annual bonuses and long-term equity awards. Broad-based equity compensation is an important tool for us to attract and retain talent. We generally grant full-time employees equity at the time of hire and annually thereafter, and we provide employees the opportunity to participate in an employee stock purchase plan, in order to foster a strong sense of ownership and align our employees’ interests with our long-term success.
In addition to cash and equity compensation, we also offer employees a wide array of benefits designed to be aligned with local reward practices and competitive with those offered by companies that we compete with for talent. In the United States, these include health (medical, dental and vision) insurance, paid time off, retirement benefits and additional resources to support employees' overall well-being. We also have a global parental leave program pursuant to which we provide 20 weeks of paid parental leave for new parents. While the philosophy around our benefits is the same worldwide, specific benefits may vary in other countries due to local regulations and preferences.
Health, Safety and Well-Being
We believe the health, safety and well-being of our employees is vital to our success. We have prioritized employee safety during the ongoing COVID-19 pandemic by ensuring all employees are properly enabled to work remotely and providing clarity on office closures and evolving guidelines. In addition, in response to the ongoing COVID-19 pandemic, we introduced caregiving leaves and promoted new and existing resources related to mental health. We also implemented a number of additional measures to support our employees, such as additional company-wide days off and wellness checks throughout the pandemic. As we look to reopen offices in many parts of the world, we are adopting a flexible and hybrid approach to working, to meet employee needs and the needs of the business. We continue to focus on mental well-being to help employees cope with the demands of a high growth company.
Diversity & Inclusion
We are committed to building a diverse workforce and a culture that reflects our value of embracing the power of differences to drive better business outcomes.
We have expanded our efforts to recruit a more diverse workforce by embedding the capability to recruit diverse talent within our entire recruiting organization and investing in diversity sourcing teams, diverse recruitment marketing campaigns and external partnerships. We are investing in the development of diverse high potential talent within MongoDB, and we are providing platforms for employees to have intellectually honest discussions about causes that matter to them. Our employees have organically created affinity groups, such as The Underrepresented People of Color (TUPOC) Network, Underrepresented Genders in Tech, Queeries and MDBWomen to offer support, mentoring and networking opportunities, and help foster a welcoming and diverse workplace. As part of our commitment to gender diversity, we have also pledged our commitment to the Corporate Parity Pledge, which includes a commitment to interview and consider at least one qualified female candidate for every additional directorship resulting from an increase in the number of directors and every open role at the vice president level and above.
We are also committed to pay equity, regardless of gender, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. In addition, to reduce the risk of bias and help ensure consistent pay practices, we use a third-party tool to conduct annual pay parity checks.
Engagement
We conduct anonymous engagement surveys regularly to help us understand the employee experience, identify areas of strength and development opportunities among teams, measure the effectiveness of our people and culture initiatives and understand employee’s sentiments on management. These surveys are managed by a third-party vendor to encourage candor. The results are reviewed by senior management, who analyze areas of progress or deterioration and work with their teams to determine actionable steps based on survey results.
Talent & Leadership Development
Attracting, retaining and developing top talent remains a high priority for us as we continue to grow and scale. We continue to enhance our approach to performance and talent management through semi-annual reflection cycles, talent reviews and succession planning. We are increasing our focus on leadership development by establishing clear leadership principles and investing in building manager capability to lead through change and stress and to build culture within teams. Our capability building and learning programs are offered both live and online, run centrally or through the business units and span both technical skills and soft skills.
Our Customers
As of January 31, 2022, we had over 33,000 customers spanning a wide range of industries in more than 100 countries around the world. All affiliated entities are counted as a single customer. No single customer represented more than 10% of our revenue in fiscal year 2022. Our customer count as of January 31, 2022 includes customers acquired from ObjectLabs Corporation (“mLab”) and Realm. Our definition of “customer” excludes (1) users of our free offerings, (2) mLab users who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
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
To drive developer awareness of, engagement with, and adoption of our platform, we created our Community Server and MongoDB Atlas free tier offerings. These let developers use, experiment and evaluate our platform frictionlessly, which we believe has contributed to our platform’s popularity. We believe that developers are often advocates for us because of our developer-focused approach. As a result, our self-serve and direct sales prospects are often familiar with our platform and may have already built applications using our technology. In order to assess the most likely commercial prospects, we employ a process-oriented and data-driven approach to customer acquisition. We utilize advanced marketing technologies and processes to drive awareness and engagement, educate and convert prospects into customers. We also analyze usage patterns of our self-serve customers and free-tier users to identify those accounts that might benefit from engagement with our sales teams. As customers expand their usage of our platform, our relationships with them often evolve to include technology and business leaders within their organizations and our goal is to get organizations to standardize on our platform. Once our customers reach a certain spending level with us, we support them with customer success advocates to ensure their satisfaction and expand their usage of our platform. We also have a partner ecosystem of global system integrators, value-added resellers and independent software vendors, which we collectively refer to as strategic partners.
Our sales and marketing organization includes sales development, inside sales, field sales, sales engineering and marketing personnel. As of January 31, 2022, we had 1,713 employees in our sales and marketing organization.
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
As of January 31, 2022, we had 863 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform.
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
Some of our actual and potential competitors, in particular the legacy database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. Other large software and internet companies may also seek to enter our market. As we introduce new technologies, such as the ones we announced during fiscal year 2022, and as our existing markets see more market entry, we expect competition to intensify in the future.
Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and operating results from time to time. We may experience variability and reduced comparability of our quarterly revenue and operating results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license. We believe that seasonal fluctuations that we have experienced in the past may continue in the future.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.
As of January 31, 2022, in the United States, we had been issued 52 patents, which expire between 2030 and 2038 and had 36 patent applications pending, of which seven are provisional applications. In addition, as of January 31, 2022, we had 11 registered trademarks in the United States and two pending trademark application in the United States.
Unlike software companies built around open source projects, we own the intellectual property of our core offerings, allowing us to retain control over our future product roadmap, including the determination of which features are included in our free or paid offerings. All versions of Community Server released after October 16, 2018 are offered under the SSPL. Versions of Community Server released prior to October 16, 2018 are offered under the AGPL. Both the SSPL and the AGPL permit users to run the database without charge but subject to certain terms and conditions. The SSPL explicitly requires Community Server users that offer MongoDB as a third-party service to make publicly available the source code for all the programs used to offer such service. The AGPL requires users to make publicly available the source code for any modified version of the database that they distribute, run as a service or otherwise make available to end users. By contrast, we offer our Enterprise Server database under a commercial license that does not have this requirement and this is one of the reasons some organizations elect to buy a subscription including a commercial license to our platform. In addition, by offering Community Server under the SSPL and AGPL, we limit the appeal to other parties, including public cloud vendors, of monetizing our software without licensing it from us, further supporting our software subscription business model.
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
•Our decision to offer Community Server under the Server Side Public License (“SSPL”) may harm adoption of Community Server.
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
Beginning in March 2020, we took measures intended to help minimize the risk of the SARS-CoV-2 virus to our employees, our customers and the communities in which we participate, which measures could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. During 2021, we began to re-open our offices in the United States and certain other locations globally for employees to voluntarily return, subject to certain restrictions and government regulations, and we have taken recommended measures to protect the health and safety of employees who return to the office, including with respect to occupancy limitations, masking requirements and other safety measures. We have informed our employees that they may continue to elect to work remotely until conditions improve, even if their office reopens. While certain travel bans and other restrictions that were implemented at the beginning of the pandemic were relaxed earlier in the year, due to the identification of the Omicron variant of the SARS-CoV-2 virus, among other developments, some of these restrictions were re-imposed, and new restrictions may be implemented. Business travel on a voluntary basis resumed during 2021 and we started to hold some in-person marketing events. Although our travel costs for the year ended January 31, 2022 were below pre-pandemic levels, we expect travel behavior to return to pre-pandemic levels. We are actively monitoring the situation related to the COVID-19 pandemic, and we may adjust our policies as may be required or recommended by federal, foreign, state or local authorities.
While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Additionally, prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners and investors, and some of our business processes assume that employees can review and sign documents in person. We are adopting a hybrid work environment that may also present operational challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. We have informed our employees that they may continue to elect to work remotely until conditions improve, even if their office reopens, and we continue to host large events virtually rather than in person and to travel less frequently for business than we did prior to the pandemic. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, reducing travel and in-person business interactions on a long-term basis could negatively impact our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and, in sales and marketing, in particular, which could have longer term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. For example, remote and hybrid work arrangements may result in decreased employee productivity and morale with increased regretted employee attrition. In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.
The ultimate impact to our results of operations will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to contain COVID-19 or treat its impact, including the impact of any reopening plans, additional closures and spikes or surges in COVID-19 infection, including as a result of new variants of the SARS-CoV-2 virus, and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. For example, vaccine mandates have been announced in certain jurisdictions in which our business operates and the implementation of additional vaccination requirements in jurisdictions in which our business operates, could result in attrition, including attrition of critically skilled labor and difficulty securing future labor needs, which could materially and adversely affect our results of operations, financial condition and cash flows. These potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.
Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the ongoing COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise negatively affect the growth of our business.
Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. For instance, military conflict and escalating tensions between Russia and Ukraine could result in geopolitical instability and adversely affect the global economy or specific markets. Similarly, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, as well as our business and results of operations.
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
We have incurred net losses in each period since our inception, including net losses of $306.9 million, $266.9 million and $175.5 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. We had an accumulated deficit of $1.2 billion as of January 31, 2022. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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

Some of our actual and potential competitors, in particular the legacy relational database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. As we introduce new technologies and product enhancements, such as the ones we announced during fiscal year 2022, and as our existing markets see more market entry, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality compared to our software. These larger competitors are also often in a better position to withstand any significant reduction in technology spending and will therefore not be as susceptible to competition or economic downturns. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate.
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
Increasing our customer base and achieving broader market acceptance of our subscription offerings and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in highly competitive markets. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. Our recent hires and planned hires may not become as productive as quickly as we expect, including as a result of the ongoing COVID-19 pandemic and remote work arrangements, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business, particularly during the current period of heightened employee attrition in the United States and other countries. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations could be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.
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
We have invested significantly in our MongoDB Atlas offering and if we fail to continue to attract new MongoDB Atlas customers or retain existing customers our business, results of operations and financial condition could be harmed.
We introduced MongoDB Atlas in June 2016 and we have directed and intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness. Although MongoDB Atlas has seen rapid adoption since its commercial launch, we cannot guarantee that rate of adoption will continue at the same pace or at all. If we are unsuccessful in our efforts to increase customer adoption of MongoDB Atlas or retain existing customers, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.
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
We have recently experienced rapid growth in our business, operations and employee headcount. For fiscal years 2022, 2021 and 2020, our total revenue was $873.8 million, $590.4 million and $421.7 million, respectively, representing a 48% and 40% growth rate, respectively. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017 to over 33,000 customers as of January 31, 2022, and we grew from 713 employees as of January 31, 2017 to 3,544 employees as of January 31, 2022. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, and services.
We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. For example, industry publications have reported ransomware attacks on MongoDB instances. We believe these attacks were successful due to the failure by users of our Community Server offering to properly turn on the recommended security settings when running these instances. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform, products, and services, deter new customers from using our platform, products, and services, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.
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
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2022, 2021 and 2020, total sales and marketing expense represented 54%, 55% and 53% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment and growth of our MongoDB World, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value-added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding their use of software and related services. Any decline in our customer renewals or failure to convince our customers to broaden their use of subscription offerings and related services would harm our business, results of operations and financial condition.
Our subscription offerings are term-based and a majority of our subscription contracts were one year in duration in fiscal year 2022. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of our software, our business, results of operations and financial condition may be adversely affected.
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
Data privacy has become a significant issue in the United States, Europe and in many other countries and jurisdictions where we offer our software and services. In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, California enacted the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020. The CCPA introduced new requirements regarding the handling of personal data of California consumers and households. The law gives individuals the right to request access to and deletion of their personal data and the right to opt out of sales of their personal data. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. In addition, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”), was passed in November 2020. Effective January 1, 2023, the CPRA will impose additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and increase our compliance costs and potential liability with respect to personal information we collect about California residents. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including, but not limited to, the European Economic Area (“E.E.A.”), Switzerland, the United Kingdom (“U.K.”), Canada, Brazil and other countries. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.E.A and Switzerland is subject to the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018, and other European laws governing the processing of personal data. Data protection authorities in the E.E.A. and Switzerland have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers and data subjects. Since we act as a data processor for our MongoDB Atlas customers, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but because of the ambiguities in the GDPR and the evolving interpretation of the GDPR by data protection authorities, we cannot assure you that such steps are complete or effective. Countries outside Europe, including without limitation Brazil, which recently enacted the General Data Protection Law (Lei Geral Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), are implementing significant limitations on the processing of personal data, similar to those in the GDPR. On June 5, 2020, Japan passed amendments to its Act on the Protection of Personal data, or APPI. Both laws broadly regulate the processing of personal data in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
Some of the foreign data protection laws, including, without limitation, the GDPR, may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A and Switzerland. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal data to countries outside of the E.E.A. that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the United Kingdom similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or require us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
In addition to the GDPR, other European legislative proposals and present laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the E.E.A. and the United Kingdom, regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities.
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
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2022, we had 52 issued patents and 36 pending patent applications in the United States, which may not result in issued patents. Even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused or infringed the intellectual property rights of our competitors, non-practicing entities or other third parties. This risk is exacerbated by the fact that our software incorporates third-party open source software. For example, Realtime Data (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware in March 2019 alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. See “Part I, Item 3, Legal Proceedings, of this Form 10-K.”
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
We outsource substantially all of the infrastructure relating to MongoDB Atlas across AWS, Microsoft Azure and GCP to host our cloud offering. If the hosting of MongoDB Atlas gets disrupted for any reason, our business would be negatively impacted. Customers of MongoDB Atlas need to be able to access our platform at any time, without interruption or degradation of performance and we provide them with service level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access and we are, therefore, vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our business, results of operations and financial condition. In addition, if our security, or that of any of these third-party cloud providers, is compromised, our software is unavailable or our customers are unable to use our software within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Any of the above circumstances or events may harm our business, results of operations and financial condition.
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
Our ability to successfully pursue our growth strategy and compete effectively also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business, including sales personnel, customer-facing technical personnel and software engineers, is intense, and it may be even more challenging to retain qualified personnel as many companies have moved to offer a remote or hybrid work environment, and considering the current period of heightened employee attrition in the United States and other countries. Our recruiting efforts focus on elite organizations and our primary recruiting competition are well-known, high-paying technology companies. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.
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
We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2017 to January 31, 2022, we increased the size of our workforce by 2,831 employees and we expect to continue to hire aggressively as we expand, especially research and development and sales and marketing personnel. Such substantial headcount growth may result in a change to our corporate culture.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. In the fiscal years ended January 31, 2022, 2021 and 2020, total revenue generated from customers outside the United States was 46%, 44% and 41%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In addition, we expanded our reach in China in February 2021 when we announced a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:
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
•political instability, social unrest, terrorist activities, acts of civil or international hostility, such as the current military conflict and escalating tensions between Russia and Ukraine, natural disasters or regional or global outbreaks of contagious diseases, such as the ongoing COVID-19 pandemic;
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
We are a multinational organization with a distributed workforce facing increasingly complex tax issues in many jurisdictions and we could be obligated to pay additional taxes in various jurisdictions.
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
Potential tax reform in the United States may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. Furthermore, on October 28, 2021, the House Rules Committee, under the Biden Administration released the new proposed tax legislation under the “Build Back Better Act” (“BBBA”) highlighting potential reversal and revision of key provisions of the Act. As the BBBA is only proposed legislation, and has not yet been passed by Congress and enacted into law, we have not yet determined the impact on our effective tax rate, though we continue to monitor the progression of the Biden Administration’s proposals. We are currently unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2022, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes of approximately $1.9 billion, $1.7 billion, $558.4 million and $44.1 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2023 for state purposes. Operating losses in the United States, for years after January 31, 2018, in Ireland and the U.K. may be carried forward indefinitely. A lack of future taxable income would adversely affect our ability to utilize these net operating losses (“NOLs”) before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
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
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales and we believe that such taxes are not applicable to our products and services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end-customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our results of operations.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
Our offerings are subject to U.S. export controls and we incorporate encryption technology into certain of our offerings. These encryption offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license.
Furthermore, our activities are subject to the economic sanctions laws and regulations by the U.S. and other jurisdictions that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments and persons targeted by the sanctions. While we take precautions to prevent our offerings from being exported in violation of these laws, including obtaining authorizations for our encryption offerings, implementing IP address blocking and screenings against U.S. Government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws.
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
If we fail to comply with U.S. and other sanctions and export control laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
Also, various countries, in addition to the United States, regulate the import, export and sale of certain encryption and other technology, including permitting and licensing requirements and have enacted laws that could limit our ability to distribute our offerings or could limit our customers’ ability to implement our offerings in those countries. Changes in our offerings or future changes in export and import regulations may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our offerings globally or, in some cases, prevent the export or import of our offerings to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations. Any decreased use of our offerings or limitation on our ability to export or sell our offerings would likely adversely affect our business operations and financial results.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events and to interruption by man-made problems such as power disruptions, computer viruses, Security Breaches or terrorism.
As of January 31, 2022, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the ongoing COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which the ongoing COVID-19 pandemic may continue to impact our business is uncertain; however we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
We release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. One of those key assumptions relates to the impact of the ongoing COVID-19 pandemic and the associated economic uncertainty on our business, which is inherently difficult to predict. We intend to state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the ongoing COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
In June and July 2018, we issued $300.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 (the “2024 Notes”), which were redeemed on December 3, 2021, in a private placement and in January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”) in a private placement and concurrently repurchased for cash approximately $210.0 million of the aggregate principal amount of the 2024 Notes.
We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. Our business may not be able to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We are not restricted under the terms of the indentures governing the 2026 Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.
The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of 2026 Notes do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The conditional conversion feature of the 2026 Notes was triggered during the three months ended January 31, 2022, as the last reported sale price of our common stock was more than or equal to 130% of the applicable conversion price for each series of Notes for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2021 (the last trading day of the fiscal quarter). Therefore, the 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from February 1, 2021 through April 30, 2021. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.

Upon conversion of the 2026 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 Notes being converted, which could adversely affect our liquidity.
The capped call transactions may affect the value of the 2026 Notes and our common stock.
In connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. The capped call transactions are expected to offset the potential dilution to our common stock upon any conversion of the 2026 Notes. In connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes, including with certain investors in the 2026 Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the observation period relating to any conversion of the 2026 Notes on or after October 15, 2025), or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversions of the 2026 Notes or otherwise. This activity could also cause or avoid an increase or a decrease in the market price of our common stock. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of shares of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our current principal executive office is located in New York, New York and, as of January 31, 2022, consists of approximately 106,230 square feet of space under a lease that expires in December 2029.
We lease 36 other offices around the world for our employees, including in Dublin, Palo Alto, Sydney, Gurgaon and Austin.
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
Our Class A common stock is traded on The Nasdaq Global Market (the “Nasdaq”) under the symbol “MDB.” Prior to June 11, 2020, we had two classes of common stock, Class A and Class B. Our Class B Common Stock was not listed or traded on any exchange, but each share of Class B common stock was convertible at any time at the option of the holder into one share of Class A common stock. On June 11, 2020, all outstanding shares of our Class B common stock, par value $0.001 per share, automatically converted into the same number of shares of Class A common stock, par value $0.001 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. Refer to Note 9, Stockholders’ Equity (Deficit), in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K for a discussion of our conversion of Class B common stock.
Holders of Record
As of March 15, 2022, there were 71 stockholders of record of our Class A common stock and the closing price of our Class A common stock was $298.26 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares of our Class A common stock during the three months ended January 31, 2022.

Stock Performance Graph
The graph below shows a comparison, from October 19, 2017 (the date our Class A common stock commenced trading on the Nasdaq) through January 31, 2022, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Nasdaq Computer Index (“Nasdaq Computer”).
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

Item 6. Reserved

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

Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Through our unique document-based architecture, we are able to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of legacy databases. Software applications continue to redefine how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications, while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model.

We generate revenue primarily from sales of subscriptions, which accounted for 96%, 96% and 95% of our total revenue for the years ended January 31, 2022, 2021 and 2020, respectively.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the year ended January 31, 2022, MongoDB Atlas revenue represented 56% of our total revenue, as compared to 46% in the prior year, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly in arrears based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premise or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 35%, 44% and 50% of our subscription revenue for the years ended January 31, 2022, 2021 and 2020, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 240 million times since February 2009 and over 85 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4%, 4% and 5% of our total revenue for the years ended January 31, 2022, 2021 and 2020, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Impact of the Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic has continued to impact the United States and the world. The full extent of the impact of the ongoing COVID-19 pandemic on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact of new variants of the virus that causes COVID-19; the public health measures taken by authorities and other entities to contain and treat COVID-19; the actions taken to effect a widespread, global roll-out of the available vaccines and the efficacy and durability of such vaccines; and the impact of the COVID-19 pandemic on the global economy and on our current and prospective customers, employees, vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted.
In 2020, we adopted several measures in response to the COVID-19 pandemic, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and replacing in-person marketing events (including our annual developer conference) with virtual events. During 2021, we began to re-open our offices in the United States and certain other locations globally for employees to voluntarily return, subject to certain restrictions and government regulations, and we have taken recommended measures to protect the health and safety of employees who return to the office, including occupancy limitations, masking requirements and other safety measures. We have informed our employees that they may continue to elect to work remotely until conditions improve, even if their office reopens. While certain travel bans and other restrictions that were implemented at the beginning of the pandemic were relaxed earlier in the year, due to the identification of the Omicron variant of the SARS-CoV-2 virus, among other developments, some of these restrictions were re-imposed, and new restrictions may be implemented. Business travel on a voluntary basis resumed during 2021 and we started to hold some in-person marketing events. Although our travel costs for the year ended January 31, 2022, were below pre-pandemic levels, we expect travel behavior to return to pre-pandemic levels. We are actively monitoring the situation related to the COVID-19 pandemic, and we may adjust our policies as may be required or recommended by federal, foreign, state or local authorities.
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

Factors Affecting Our Performance
Extending Product Leadership and Maintaining Developer Mindshare
We are committed to delivering market-leading products to continue to build and maintain credibility with the global software developer community. We believe we must maintain our product leadership position and the strength of our brand to drive further revenue growth. For example, during 2020, we released MongoDB 4.4, which included significant updates to the query language to enhance analytics capabilities and to provide increased flexibility of data distribution in order to further improve resiliency and performance. In addition, we introduced a number of additional features and products within MongoDB Atlas including the general availability of MongoDB Atlas Search, which integrates full-text search capabilities with our operational database, reducing implementation complexity for developers and eliminating the need to maintain multiple technologies. We also announced the general availability of MongoDB Atlas Data Lake and MongoDB Atlas Online Archive, which allow customers to store data more cost effectively on our platform and make that data readily available to their applications running on MongoDB Atlas. Finally, we fully integrated Tightdb, Inc. (“Realm”), the leading mobile application database we acquired in 2019, with MongoDB Atlas allowing developers to build highly performant mobile applications with seamless data synchronization. During 2021, with the release of MongoDB 5.0, we improved the ease of use of our platform, by introducing innovation that facilitates data partitioning as well as simplifying the process of upgrading to the latest version of our software. We also expanded the breadth of functionality of our platform by introducing native time series support across our platform. Finally, we announced a series of improvements to our newer products, including adding critical e-commerce capabilities to Atlas Search. In 2021, we also moved to a quarterly product release schedule, starting with MongoDB 5.1, to bring new features and capabilities more quickly to our customers. Our latest releases included enhancements to time series collections, richer and more flexible analytics, improvements to query functionality, new capabilities that allow teams to execute more sophisticated analytic queries directly against their live operational and transactional data, and enhancements to our security features. We also made it possible for developers to easily access their MongoDB Atlas through a standard interface.
We intend to continue to invest in our engineering capabilities and marketing activities to maintain our strong position in the developer community. We have spent $983.0 million on research and development since our inception. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of January 31, 2022, we had over 33,000 customers across a wide range of industries and in over 100 countries, compared to over 24,800 customers and over 17,000 customers as of January 31, 2021 and 2020, respectively. All affiliated entities are counted as a single customer.
Our customer count as of January 31, 2022 includes customers acquired from ObjectLabs Corporation (“mLab”) and Realm. Our definition of “customer” excludes (1) users of our free offerings, (2) mLab users who spend $20 or less per month with us and (3) self-serve users acquired from Realm. The excluded mLab and Realm users collectively represent an immaterial portion of the revenue associated with users acquired from those acquisitions.
As of January 31, 2022, we had over 4,400 customers that were sold through our direct sales force and channel partners, as compared to over 3,000 and over 2,000 such customers as of January 31, 2021 and 2020, respectively. These customers, which we refer to as our Direct Sales Customers, accounted for 85%, 82% and 78% of our subscription revenue for the years ended January 31, 2022, 2021 and 2020, respectively. The percentage of our subscription revenue from Direct Sales Customers increased, in part, due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. After launching in June 2016, we had over 31,500 MongoDB Atlas customers as of January 31, 2022. The growth in MongoDB Atlas customers included customers from mLab and Realm, as described above, as well as new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
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
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,307, 975 and 751 as of January 31, 2022, 2021 and 2020, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. Our net ARR expansion rate has consistently been over 120%, demonstrating our ability to expand within existing customers.
Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
Investing in Growth and Scaling Our Business
We are focused on our long-term revenue potential. We believe that our market opportunity is large and we will continue to invest significantly in scaling across all organizational functions in order to grow our operations both domestically and internationally. Any investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We have increased our sales and marketing headcount to 1,713 employees as of January 31, 2022 from 1,171 employees and 789 employees as of January 31, 2021 and 2020, respectively.

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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes third-party cloud infrastructure expenses for our hosted as-a-service solutions. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and, depending on the results of MongoDB Atlas, our cost of subscription revenue may increase as a percentage of subscription revenue as well. Cost of subscription revenue also includes personnel costs, including salaries, bonuses and benefits and stock-based compensation, for employees associated with our subscription arrangements principally related to technical support and allocated shared costs, as well as depreciation and amortization.
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
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation for administrative functions including finance, legal, human resources and external legal and accounting fees, as well as allocated overhead. We expect general and administrative expense to increase in absolute dollars over time as we continue to invest in the growth of our business, as well as incur the ongoing costs of compliance associated with being a publicly traded company.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, interest expense and gains and losses from foreign currency transactions.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2022, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes of approximately $1.9 billion, $1.7 billion, $558.4 million and $44.1 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2023 for state purposes. Operating losses in the United States, for years after January 31, 2018, in Ireland and the U.K. may be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. We also have U.S. federal and state research credit carryforwards of $70.6 million and $6.6 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2025 for state purposes. Utilization of the federal NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Code, as amended and similar state provisions. The annual limitation, should we undergo an ownership change, may result in the expiration of U.S. federal or state net operating losses and credits before utilization; however we do not expect any such limitation to be material.
Highlights for the Years Ended January 31, 2022, 2021 and 2020
For the years ended January 31, 2022, 2021 and 2020, our total revenue was $873.8 million, $590.4 million and $421.7 million, respectively. The increase in total revenue was primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss was $306.9 million, $266.9 million and $175.5 million for the years ended January 31, 2022, 2021 and 2020, respectively, driven primarily by higher sales and marketing spend and research and development costs. Our operating cash flow was $7.0 million, $(42.7) million and $(29.5) million for the years ended January 31, 2022, 2021 and 2020, respectively.

Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Years Ended January 31,
	2022	2021	2020
Consolidated Statements of Operations Data:
Revenue:
Subscription	$842,047	$565,349	$399,826
Services	31,735	25,031	21,894
Total revenue	873,782	590,380	421,720
Cost of revenue:
Subscription(1)	217,901	145,280	101,691
Services(1)	41,591	31,796	23,665
Total cost of revenue	259,492	177,076	125,356
Gross profit	614,290	413,304	296,364
Operating expenses:
Sales and marketing(1)	471,890	325,100	223,893
Research and development(1)	308,820	205,161	149,033
General and administrative(1)	122,944	92,347	71,304
Total operating expenses	903,654	622,608	444,230
Loss from operations	(289,364)	(209,304)	(147,866)
Other expense, net	(13,525)	(53,389)	(28,312)
Loss before provision for (benefit from) income taxes	(302,889)	(262,693)	(176,178)
Provision for (benefit from) income taxes	3,977	4,251	(656)
Net loss	$(306,866)	$(266,944)	$(175,522)

(1)    Includes stock-based compensation expense as follows (in thousands):

	Years Ended January 31,
	2022	2021	2020
Cost of revenue—subscription	$14,387	$8,970	$4,996
Cost of revenue—services	6,325	4,953	3,047
Sales and marketing	91,947	54,632	26,640
Research and development	104,335	57,611	26,686
General and administrative	34,075	23,147	14,407
Total stock-based compensation expense	$251,069	$149,313	$75,776

	Years Ended January 31,
	2022	2021	2020
Percentage of Revenue Data:
Revenue:
Subscription	96%	96%	95%
Services	4	4	5
Total revenue	100	100	100
Cost of revenue:
Subscription	25	25	24
Services	5	5	6
Total cost of revenue	30	30	30
Gross profit	70	70	70
Operating expenses:
Sales and marketing	54	55	53
Research and development	35	35	35
General and administrative	14	15	17
Total operating expenses	103	105	105
Loss from operations	(33)	(35)	(35)
Other income (expense), net	(1)	(9)	(7)
Loss before provision for (benefit from) income taxes	(34)	(44)	(42)
Provision for (benefit from) income taxes	1	1	—
Net loss	(35)%	(45)%	(42)%

Comparison of the Years Ended January 31, 2022 and 2021
Revenue

	Years Ended January 31,		Change
(in thousands)	2022	2021	$	%
Subscription	$842,047	$565,349	$276,698	49%
Services	31,735	25,031	6,704	27%
Total revenue	$873,782	$590,380	$283,402	48%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $276.7 million primarily due to an increase of $253.6 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The growth in services revenue was driven primarily by the increased delivery of consulting services.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Years Ended January 31,		Change
(in thousands)	2022	2021	$	%
Subscription cost of revenue	$217,901	$145,280	$72,621	50%
Services cost of revenue	41,591	31,796	9,795	31%
Total cost of revenue	259,492	177,076	82,416	47%
Gross profit	$614,290	$413,304	$200,986	49%
Gross margin	70%	70%
Subscription	74%	74%
Services	(31)%	(27)%
The increase in subscription cost of revenue was primarily due to a $58.3 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $10.9 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $5.7 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization. Total headcount in our support and services organizations increased 33% from January 31, 2021 to January 31, 2022.
Our overall gross margin, as well as our subscription gross margin, remained flat. Our subscription gross margin is negatively impacted by the increasing percentage of revenue from MongoDB Atlas, offset by efficiencies realized in managing our third-party cloud infrastructure costs. The impact of higher services personnel costs and stock-based compensation resulted in negative services gross margin.
Operating Expenses
Sales and Marketing

	Years Ended January 31,		Change
(in thousands)	2022	2021	$	%
Sales and marketing	$471,890	$325,100	$146,790	45%
The increase in sales and marketing expense included $100.7 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 1,713 as of January 31, 2022 from 1,171 as of January 31, 2021, which includes non-quota-carrying hires in sales operations, customer success and marketing. A portion of the increased personnel costs was due to higher payroll taxes related to the vesting of restricted stock units and stock option exercises, which was impacted by our higher average stock price as compared to the prior year. Sales and marketing expense also increased $30.0 million from costs associated with our higher headcount, including higher commissions expense and higher travel costs related to in-person events. In addition, sales and marketing expenses increased by $4.8 million due to increased spending on marketing programs.
Research and Development

	Years Ended January 31,		Change
(in thousands)	2022	2021	$	%
Research and development	$308,820	$205,161	$103,659	51%
The increase in research and development expense was primarily driven by a $92.0 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 35% to 863 as of January 31, 2022 from 638 as of January 31, 2021. A portion of the increased personnel costs was due to higher payroll taxes related to the vesting of restricted stock units and stock option exercises, which was impacted by our higher average stock price as compared to the prior year.

General and Administrative

	Years Ended January 31,		Change
(in thousands)	2022	2021	$	%
General and administrative	$122,944	$92,347	$30,597	33%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $28.8 million higher personnel costs and stock-based compensation. A portion of the increased personnel costs was due to higher payroll taxes related to the vesting of restricted stock units and stock option exercises, which was impacted by our higher average stock price as compared to the prior year.
Other Income (Expense), net

	Years Ended January 31,		Change
(in thousands)	2022	2021	$	%
Other expense, net	$(13,525)	$(53,389)	$39,864	(75)%
Other expense, net for the year ended January 31, 2022 decreased primarily due to the adoption of the new accounting standard for convertible senior notes, which eliminated the amortization of the debt discount previously associated with our 0.75% convertible senior notes due 2024 and 0.25% convertible senior notes due 2026.
Provision for Income Taxes

	Years Ended January 31,		Change
(in thousands)	2022	2021	$	%
Provision for income taxes	$3,977	$4,251	$(274)	(6)%
The provision for income taxes during the year ended January 31, 2022 and January 31, 2021 was primarily due to foreign taxes as we continued our global expansion. The overall provision for income taxes decreased for the year ended January 31, 2022, due to a reduction in the valuation allowance as a result of goodwill from an immaterial business combination and the impact from the adoption of ASU 2020-06, partly offset by higher foreign taxes.
Comparison of the Years Ended January 31, 2021 and 2020
For a discussion of our results of operations for the year ended January 31, 2021 as compared to the year ended January 31, 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 22, 2021.

Liquidity and Capital Resources
As of January 31, 2022, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $1.8 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
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
On October 1, 2021, we issued a notice of redemption (the “Redemption Notice”) for the aggregate principal amount outstanding of its 2024 Notes. We satisfied our conversion obligations with respect to conversions occurring after the date of the Redemption Notice and prior to December 3, 2021 (the “Redemption Date”) by delivering shares of Class A common stock, plus cash in lieu of any resulting fractional shares (physical settlement). Pursuant to the Redemption Notice, on the Redemption Date, we redeemed the outstanding principal of the 2024 Notes that were not converted prior to such date at a redemption price in cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest. Approximately $1.9 million aggregate principal amount outstanding as of October 31, 2021 were converted to 27,377 shares of the Company’s Class A common stock with the remaining balance settled in cash. The extinguishment of the 2024 Notes on December 3, 2021 was immaterial to our financial statements. For further discussion on the 2024 Notes and 2026 Notes, please refer to Note 6, Convertible Senior Notes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of January 31, 2022, we had an accumulated deficit of $1.2 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions, the continuing market acceptance of our subscriptions and services and the impact of the ongoing COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the ongoing COVID-19 pandemic on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended January 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$6,980	$(42,673)	$(29,540)
Net cash used in investing activities	(852,142)	(262,656)	(1,645)
Net cash provided by financing activities	890,892	27,581	589,238
Operating Activities
Cash provided by operating activities during the year ended January 31, 2022 was $7.0 million. Our net loss of $306.9 million included non‑cash charges of $251.1 million for stock‑based compensation, $13.7 million for depreciation and amortization, $10.8 million for lease-related charges, $7.5 million for accretion of discount on our short-term investments and $4.0 million for debt issuance costs. In addition, our accrued and other non-current liabilities increased to $63.0 million, driven mainly by increased bonuses and related payroll taxes and higher commissions. The continuing growth of our sales and our expanding customer base led to an increase in deferred revenue of $137.2 million, offset by an increase in deferred commissions of $84.7 million and an increase in accounts receivable of $62.3 million. Cash provided by operating activities was negatively impacted by higher prepaid and other current assets of $19.9 million.
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
Investing Activities
Cash used in investing activities during the year ended January 31, 2022 was $852.1 million, primarily due to cash used to purchase marketable securities, net of maturities, of $835.3 million, as a result of the increased cash balance following our June 2021 equity offering, $4.5 million of net cash used for an immaterial acquisition and $4.3 million of cash to purchase non-marketable securities. In addition, we used $8.1 million of cash to purchase property and equipment.
Cash used in investing activities during the year ended January 31, 2021 of $262.7 million resulted from the purchase of marketable securities, net of maturities, $11.8 million used to purchase property and equipment and $0.5 million of net cash used to purchase non-marketable securities.
Financing Activities
Cash provided by financing activities during the year ended January 31, 2022 was $890.9 million, primarily due to $889.2 million net proceeds from our June 2021 equity offering, $25.2 million of proceeds from the issuance of common stock under the Employee Stock Purchase Plan and $9.7 million of proceeds from the exercises of stock options, partially offset by $5.6 million principal repayments of finance leases, as well as $27.6 million used to repay a portion of our 2024 convertible notes upon redemption.
Cash provided by financing activities during the year ended January 31, 2021 was $27.6 million, primarily due to $18.5 million of proceeds from the issuance of common stock under the Employee Stock Purchase Plan and $17.0 million of proceeds from the exercises of stock options, partially offset by $4.6 million principal repayments of finance leases, as well as $4.2 million used for payments of issuance costs related to our January 2020 offering of 0.25% convertible senior notes due 2026 that had been accrued as of January 31, 2020.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2022 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
0.25% convertible senior notes due 2026	1,161,488	2,875	5,750	1,152,863	—
Finance lease obligations	66,749	7,401	16,518	17,422	25,408
Operating lease obligations	54,397	9,857	16,490	10,776	17,274
Purchase obligations	1,263,174	188,039	419,892	440,243	215,000
Total	$2,545,808	$208,172	$458,650	$1,621,304	$257,682
At January 31, 2022, our material short-term and long-term cash requirements for various contractual obligations and commitments consisted of the following:
•principal and future interest payments related to our 2026 Notes;
•our purchase obligations under non-cancelable agreements for cloud infrastructure capacity commitments and subscription and marketing services. In January 2022, we expanded our enterprise partnership arrangement with a cloud infrastructure provider that includes a non-cancelable commitment of $1.1 billion over the next six years, which commenced during February 2022;
•our finance and operating lease obligations under non-cancelable leases for office space expiring through 2032; and
•accounts payable and accrued liabilities on our consolidated balance sheet (primarily short-term in nature).

For further details of our contractual obligations and lease agreements, refer to our Notes to Consolidated Financial Statements, within Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K, specifically Note 6, Convertible Senior Notes, Note 7, Leases and Note 8, Commitments and Contingencies.

Critical Accounting Estimates
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
iv.Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. We also consider if there are any additional material rights inherent in a contract and if so, we allocate a portion of the transaction price to such rights based on SSP. We determine each SSP based on multiple factors, including past history of selling such performance obligations as standalone products. We estimate SSP for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the SSPs. In cases where directly observable standalone sales are not available, we utilize all observable data points including competitor pricing for a similar or identical product, market and industry data points and our pricing practices to establish the SSP.
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
Business Combinations
We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally and we are exposed to market risk in the ordinary course of business. The uncertainty that exists with respect to the global economic impact of the ongoing COVID-19 pandemic has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds and our short-term investments consist of U.S. government treasury securities. As of January 31, 2022 and 2021, we had cash, cash equivalents, restricted cash and short-term investments of $1.8 billion and $958.3 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of January 31, 2022 and 2021.
In June 2018, we issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 in a private placement and, in July 2018, we issued an additional $50.0 million aggregate principal amount of 0.75% convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2024 Notes”). In January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, we repurchased $210.0 million aggregate principal amount of the 2024 Notes leaving $90.0 million aggregate principal outstanding on the 2024 Notes immediately after the exchange. On December 3, 2021, we redeemed the remaining outstanding principal balance of the 2024 Notes such that we no longer had a liability with respect to the 2024 Notes as of this date. The fair value of the 2026 Notes are subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the 2026 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the 2026 Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the 2026 Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the years ended January 31, 2022 and 2021. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of January 31, 2022 and 2021, the total amount of non-marketable securities included in other assets on our balance sheet was $4.8 million and $0.5 million, respectively.

Item 8. Financial Statements and Supplementary Data
MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MongoDB, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MongoDB, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible senior notes as of February 1, 2021 and the manner in which it accounts for leases as of February 1, 2019.
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
Revenue Recognition - Allocation of Transaction Price in Revenue Arrangements with Multiple Performance Obligations
As described in Notes 2 and 10 to the consolidated financial statements, other subscription revenue was $349.8 million for the year ended January 31, 2022. Certain of the Company’s contracts with customers contain multiple performance obligations, such as the license portion of time-based software licenses, post-contract customer support, and services. For these contracts that contain multiple performance obligations, management allocates the transaction price to each performance obligation based on a relative standalone selling price. Management determines each standalone selling price based on multiple factors, including past history of selling such performance obligations as standalone products. Management estimates standalone selling price for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the standalone selling prices. In cases where directly observable standalone sales are not available, management utilizes all observable data points including competitor pricing for a similar or identical product, market and industry data points, and the Company’s pricing practices.
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
March 18, 2022

We have served as the Company's auditor since 2013.

MONGODB, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	As of January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$473,904	$429,697
Short-term investments	1,352,019	528,045
Accounts receivable, net of allowance for doubtful accounts of $4,966 and $6,024 as of January 31, 2022 and 2021, respectively	195,383	135,176
Deferred commissions	63,523	36,619
Prepaid expenses and other current assets	32,573	12,350
Total current assets	2,117,402	1,141,887
Property and equipment, net	62,625	62,364
Operating lease right-of-use assets	41,745	34,587
Goodwill	57,775	55,830
Acquired intangible assets, net	20,608	26,275
Deferred tax assets	1,939	997
Other assets	147,494	85,555
Total assets	$2,449,588	$1,407,495
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,234	$4,144
Accrued compensation and benefits	112,568	70,210
Operating lease liabilities	8,084	2,343
Other accrued liabilities	48,848	56,440
Deferred revenue	352,001	221,404
Total current liabilities	526,735	354,541
Deferred tax liability, non-current	81	773
Operating lease liabilities, non-current	38,707	39,095
Deferred revenue, non-current	23,179	16,547
Convertible senior notes, net	1,136,521	937,729
Other liabilities, non-current	57,665	59,129
Total liabilities	1,782,888	1,407,814
Commitments and contingencies (Note 8)
Temporary equity, convertible senior notes	—	4,714
Stockholders’ equity (deficit):
Class A common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of January 31, 2022 and 2021; 67,543,731 shares issued and 67,444,360 shares outstanding as of January 31, 2022 and 60,997,822 shares issued and 60,898,451 shares outstanding as of January 31, 2021	67	61
Additional paid-in capital	1,860,514	932,332
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of January 31, 2022 and 2021	(1,319)	(1,319)
Accumulated other comprehensive loss	(2,928)	(704)
Accumulated deficit	(1,189,634)	(935,403)
Total stockholders’ equity (deficit)	666,700	(5,033)
Total liabilities, temporary equity and stockholders’ equity (deficit)	$2,449,588	$1,407,495

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)

	Years Ended January 31,
	2022	2021	2020
Revenue:
Subscription	$842,047	$565,349	$399,826
Services	31,735	25,031	21,894
Total revenue	873,782	590,380	421,720
Cost of revenue:
Subscription	217,901	145,280	101,691
Services	41,591	31,796	23,665
Total cost of revenue	259,492	177,076	125,356
Gross profit	614,290	413,304	296,364
Operating expenses:
Sales and marketing	471,890	325,100	223,893
Research and development	308,820	205,161	149,033
General and administrative	122,944	92,347	71,304
Total operating expenses	903,654	622,608	444,230
Loss from operations	(289,364)	(209,304)	(147,866)
Other income (expense):
Interest income	926	4,569	8,556
Interest expense	(11,316)	(56,107)	(20,983)
Other expense, net	(3,135)	(1,851)	(15,885)
Loss before provision for (benefit from) income taxes	(302,889)	(262,693)	(176,178)
Provision for (benefit from) income taxes	3,977	4,251	(656)
Net loss	$(306,866)	$(266,944)	$(175,522)
Net loss per share, basic and diluted	$(4.75)	$(4.53)	$(3.14)
Weighted-average shares used to compute net loss per share, basic and diluted	64,563,032	58,984,604	55,939,032

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)

	Years Ended January 31,
	2022	2021	2020
Net loss	$(306,866)	$(266,944)	$(175,522)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(3,464)	(30)	91
Foreign currency translation adjustment	1,240	(899)	308
Other comprehensive income (loss)	(2,224)	(929)	399
Total comprehensive loss	$(309,090)	$(267,873)	$(175,123)

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share data)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2019	54,321,810	$54	$754,612	$(1,319)	$(174)	$(488,607)	$264,566
Cumulative effect of accounting change	—	—	—	—	—	(4,103)	(4,103)
Stock option exercises	2,163,361	3	16,774	—	—	—	16,777
Repurchase of early exercised options	(5,677)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	296	—	—	—	296
Vesting of restricted stock units	748,061	—	—	—	—	—	—
Stock-based compensation	—	—	75,776	—	—	—	75,776
Issuance of common stock under the Employee Stock Purchase Plan	154,988	—	13,420	—	—	—	13,420
Equity component of the 0.25% convertible senior notes due 2026	—	—	288,998	—	—	—	288,998
Purchase of capped calls	—	—	(93,820)	—	—	—	(93,820)
Impact from 2024 Notes Partial Repurchase	—	—	(303,929)	—	—	—	(303,929)
Unrealized gain on available-for-sale securities	—	—	—	—	91	—	91
Foreign currency translation adjustment	—	—	—	—	308	—	308
Net loss	—	—	—	—	—	(175,522)	(175,522)
Balances as of January 31, 2020	57,382,543	57	752,127	(1,319)	225	(668,232)	82,858
Cumulative effect of accounting change	—	—	—	—	—	(227)	(227)
Stock option exercises	2,218,661	3	16,983	—	—	—	16,986
Repurchase of early exercised options	(960)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	100	—	—	—	100
Vesting of restricted stock units	1,163,259	1	—	—	—	—	1
Stock-based compensation	—	—	149,313	—	—	—	149,313
Issuance of common stock under the Employee Stock Purchase Plan	134,930	—	18,523	—	—	—	18,523
Conversion of convertible senior notes	18	—	—	—	—	—	—
Temporary equity reclassification	—	—	(4,714)	—	—	—	(4,714)
Unrealized loss on available-for-sale securities	—	—	—	—	(30)	—	(30)
Foreign currency translation adjustment	—	—	—	—	(899)	—	(899)
Net loss	—	—	—	—	—	(266,944)	(266,944)
Balances as of January 31, 2021	60,898,451	61	932,332	(1,319)	(704)	(935,403)	(5,033)
Cumulative effect of accounting change	—	—	(309,381)	—	—	52,635	(256,746)
Stock option exercises	1,279,669	1	9,664	—	—	—	9,665
Vesting of early exercised stock options	—	—	10	—	—	—	10
Vesting of restricted stock units	1,437,133	1	—	—	—	—	1
Stock-based compensation	—	—	251,982	—	—	—	251,982
Issuance of common stock under the Employee Stock Purchase Plan	85,401	—	25,210	—	—	—	25,210
Issuance of common stock, net of issuance costs	2,500,000	3	889,181	—	—	—	889,184
Conversion of convertible senior notes	1,243,706	1	61,516	—	—	—	61,517
Unrealized loss on available-for-sale securities	—	—	—	—	(3,464)	—	(3,464)
Foreign currency translation adjustment	—	—	—	—	1,240	—	1,240
Net loss	—	—	—	—	—	(306,866)	(306,866)
Balances as of January 31, 2022	67,444,360	$67	$1,860,514	$(1,319)	$(2,928)	$(1,189,634)	$666,700

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Years Ended January 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(306,866)	$(266,944)	$(175,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,671	14,177	12,783
Stock-based compensation	251,069	149,313	75,776
Amortization of debt discount and issuance costs	4,005	49,120	14,847
Amortization of finance right-of-use assets	3,974	3,975	3,976
Amortization of operating right-of-use assets	6,810	6,380	3,015
Non-cash interest on finance lease liabilities	—	—	1,823
Deferred income taxes	(2,579)	(364)	(3,292)
Accretion of discount on short-term investments	7,540	1,460	(4,060)
Loss on early extinguishment of debt	—	—	14,522
Unrealized foreign exchange gain (loss)	1,519	(1,329)	—
Change in operating assets and liabilities:
Accounts receivable	(62,277)	(47,633)	(12,692)
Prepaid expenses and other current assets	(19,865)	4,824	(3,794)
Deferred commissions	(84,742)	(41,623)	(28,362)
Other long-term assets	233	(1,094)	(53)
Accounts payable	1,146	1,216	513
Accrued liabilities	59,248	34,859	20,439
Operating lease liabilities	(6,866)	(4,014)	(3,291)
Deferred revenue	137,241	48,239	53,054
Other liabilities, non-current	3,719	6,765	778
Net cash provided by (used in) operating activities	6,980	(42,673)	(29,540)
Cash flows from investing activities
Purchases of property and equipment	(8,072)	(11,773)	(3,564)
Acquisition, net of cash acquired	(4,469)	—	(38,629)
Investment in non-marketable securities	(4,343)	(500)	—
Proceeds from maturities of marketable securities	550,000	740,000	470,000
Purchases of marketable securities	(1,385,258)	(990,383)	(429,452)
Net cash used in investing activities	(852,142)	(262,656)	(1,645)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	889,184	—	—
Payments of issuance costs for convertible senior notes	—	(4,154)	—
Proceeds from exercise of stock options, including early exercised stock options	9,665	17,000	16,775
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	25,209	18,523	13,420
Repurchase of early exercised stock options	—	(11)	(43)
Principal repayments of finance leases	(5,572)	(4,633)	(1,915)
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	—	1,132,991
Repayments of convertible senior notes attributable to principal	(27,594)	—	(479,070)
Payment for purchase of capped calls	—	—	(92,920)
Proceeds from tenant improvement allowance on build-to-suit lease	—	856	—
Net cash provided by financing activities	890,892	27,581	589,238
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,532)	1,264	306
Net increase (decrease) in cash, cash equivalents and restricted cash	44,198	(276,484)	558,359
Cash, cash equivalents and restricted cash, beginning of year	430,222	706,706	148,347
Cash, cash equivalents and restricted cash, end of year	$474,420	$430,222	$706,706

	Years Ended January 31,
	2022	2021	2020
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$5,672	$2,310	$2,701
Interest expense, net	6,271	6,998	2,375
Noncash investing and financing activities
Vesting of early exercised stock options	10	100	296
Debt issuance and capped call costs included in accounts payable and accrued liabilities	—	—	4,200
Purchases of property and equipment included in accounts payable and accrued liabilities	1,324	2,848	1,134
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$473,904	$429,697	$706,192
Restricted cash, non-current	516	525	514
Total cash, cash equivalents and restricted cash	$474,420	$430,222	$706,706

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
MongoDB, Inc. (“MongoDB” or the “Company”) was originally incorporated in the state of Delaware in November 2007 under the name 10Gen, Inc. In August 2013, the Company changed its name to MongoDB, Inc. The Company is headquartered in New York City. MongoDB is the leading, modern, general purpose database platform. The Company’s robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy the Company’s platform at scale in the cloud, on-premise or in a hybrid environment. In addition to selling subscriptions to its software, the Company provides post-contract support, training and consulting services for its offerings. The Company’s fiscal year ends January 31.

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair value of non-marketable securities and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
The ongoing COVID-19 pandemic has impacted demand and supply for a broad variety of goods and services, including demand from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time.
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
Foreign Currency
The functional currency of the Company’s international subsidiaries is either the U.S. dollar or the local currency in which the international subsidiary operates. For foreign subsidiaries where the U.S. dollar is the functional currency, foreign

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated non-monetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Transaction gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statements of operations. For foreign subsidiaries where the functional currency is the local currency, the Company uses the exchange rate as of the balance sheet date to translate assets and liabilities and the average exchange rate during the period to translate revenue and expenses into U.S. dollars. Translation gains or losses resulting from translating foreign local currency financial statements into U.S. dollars are included in accumulated other comprehensive loss as a component of stockholders' equity (deficit).
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
Available-for-sale debt securities are recorded at fair value each reporting period. Realized gains and losses are determined based on the individual security level and are reported in other income (expense), net in the consolidated statements of operations. Unrealized gains and losses, net of taxes, on these short-term investments are reported as a separate component of accumulated other comprehensive loss on the consolidated balance sheets until realized.
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
For the years ended January 31, 2022, 2021 and 2020, the Company did not record any impairment charges for its marketable debt securities in its consolidated statements of operations.
Restricted Cash
As of January 31, 2022 and 2021, the Company pledged $0.5 million of collateral for its available credit on corporate credit cards. Restricted cash balances have been excluded from the Company’s cash and cash equivalents balance and are included in other assets on the consolidated balance sheets.
Non-marketable Securities
Non-marketable securities consist of debt and equity investments in privately-held companies, which are classified as other assets on the consolidated balance sheets. The Company’s non-marketable debt securities are measured at fair value at each reporting period. The Company’s non-marketable equity securities do not have readily determinable fair values. Under

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the measurement alternative election, the Company accounts for these non-marketable equity securities at cost and adjusts for observable price changes in orderly transactions for the identical or similar investment of the same issuer or upon impairment. These securities are not eligible for the net-asset-value practical expedient from fair value measurement. The measurement alternative election is reassessed each reporting period to determine whether the non-marketable securities continue to be eligible for this election.
The Company periodically evaluates its non-marketable equity securities for impairment when events and circumstances indicate that the carrying amount of the investment may not be recovered. Impairment indicators may include, but are not limited to, a significant deterioration in earnings performance, credit rating, asset quality or business outlook or a significant adverse change in the regulatory, economic, or technological environment. If the non-marketable equity securities are considered impaired, the Company will record an impairment charge within other income (expense) on its consolidated statement of operations for the amount by which the carrying value exceeds the fair value of the investment. For the years ended January 31, 2022, 2021 and 2020, the Company did not record any impairment charges related to its non-marketable equity securities in its consolidated statements of operations.
During the years ended January 31, 2022 and 2021, the Company invested $4.3 million and $0.5 million, respectively, of its cash in non-marketable securities of privately-held companies. The Company evaluated its ownership, contractual and other interests of its investments and determined that as of January 31, 2022, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements, as the Company was not the primary beneficiary and did not have the power to direct activities that most significantly impact the entities’ economic performance. The Company’s maximum loss exposure is limited to the carrying value of these investments.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, non-marketable securities, accounts payable and accrued liabilities. Cash equivalents are measured at fair value on a recurring basis. Short-term investments classified as available-for-sale debt securities are recorded at fair value. Non-marketable securities consist of debt and equity securities. Non-marketable debt securities are measured at fair value at each reporting period. Non-marketable equity securities are measured at fair value under the measurement alternative when there have been observable price changes in orderly transactions for the identical or a similar investment of the same issuer or upon impairment. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
The Company follows ASC 820, Fair Value Measurements and Disclosures with respect to assets and liabilities that are measured at fair value. Under this standard, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs, as described below, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
As of January 31, 2022 and 2021, no customer represented 10% or more of net accounts receivable. For the years ended January 31, 2022, 2021 and 2020, no customer represented 10% or more of revenue.
Software Development Costs
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
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, costs related to the development of web-based product, or implementation costs incurred in a hosting arrangement that is a service contract, are capitalized during the application development stage. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. There were no material qualifying costs incurred during the application development stage and the Company did not capitalize any qualifying costs related to computer software developed for internal use, or implementation costs incurred in a hosting arrangement that is a service contract in the years ended January 31, 2022 and 2021.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

Property and Equipment	Estimated Useful Life
Computer and office equipment	Two to three years
Purchased software	Two years
Servers	Three years
Furniture and fixtures	Five years
Website costs	Three years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Depreciation commences once the asset is ready for its intended use. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation, is removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. There was no material gain or loss incurred as a result of retirement or sale in the periods presented. Repair and maintenance costs are expensed as incurred.
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first,

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
any subsequent adjustments are recorded to the Company’s consolidated statements of operations. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
Leases
The Company determines if an arrangement is, or contains, a lease at inception. An arrangement is or contains a lease if the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
The Company measures lease liabilities based on the present value of lease payments over the lease term at the lease commencement date. As the Company’s leases generally do not provide an implicit discount rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. Options in the lease terms to extend or terminate the lease are not reflected in the lease liabilities unless it is reasonably certain that any such option will be exercised.
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
The Company accounts for lease and non-lease components as a single lease component for all leases. The Company has elected not to recognize right-of-use assets or lease liabilities for leases with an initial lease term of twelve months or less, and instead recognize the associated lease payments for these short-term leases in the consolidated statements of operations on a straight-line basis over the lease term.
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
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount is not recoverable, the carrying amount of such assets is reduced to fair value. Impairment charges related to long-lived assets during the years presented were not material. Refer to Note 4, Property and Equipment, net for more information.
In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of long-lived assets. If the estimated useful life assumption for any asset is changed due to new information, the remaining unamortized balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis.
Goodwill and Other Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. Other acquired intangible assets are stated at the fair value acquired as determined by a valuation technique commensurate with the intended use of the related asset. Definite-lived intangible assets are considered long-lived assets and are amortized on a straight-line basis over the periods that expected economic benefits will be provided. Goodwill and any indefinite-lived intangible assets are not amortized; rather, they are evaluated for impairment annually and whenever events or changes in circumstances indicate that the value of the asset may be impaired.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company performs its annual impairment analysis in the fourth quarter of each fiscal year. The Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single operating segment is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of the Company’s single operating segment with its carrying amount. If the carrying amount exceeds its fair value, no further analysis is required; otherwise, any excess of the carrying amount over the implied fair value is recognized as an impairment loss and the carrying value of goodwill is written down to fair value. No indicators of impairment of goodwill were identified during the years ended January 31, 2022, 2021 and 2020, and accordingly, the Company has not recorded any impairment of goodwill during those periods.
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
ii.Identification of the performance obligations in the contract - Performance obligations promised in a contract are identified based on the services or products that will be transferred to the customer that are both (1) capable of being distinct, whereby the customer can benefit from the service or product either on its own or together with other resources that are readily available from third parties or from the Company and (2) distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services or products, the Company applies judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services or products are combined and accounted for as a single performance obligation.
iii.Determination of the transaction price - The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. None of the Company’s contracts contain a significant financing component.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Company’s subscription revenue includes time-based software licenses sold in conjunction with PCS. These subscription offerings are generally priced on a per server basis, subject to a per server random access memory (“RAM”) limit. Performance obligations related to subscription revenue for time-based software licenses include a license portion, which represents functional intellectual property under which a customer has the legal right to the license. The license provides significant standalone functionality and is therefore deemed a distinct performance obligation. License revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the subscription start date.
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
Contracts with Multiple Performance Obligations
Certain of the Company’s contracts with customers contain multiple performance obligations, including those described above such as the license portion of time-based software licenses, PCS, database-as-a-service offering and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to each separate performance obligation based on its relative SSP basis.
Cost of Revenue
Cost of Subscription Revenue
Cost of subscription revenue primarily includes personnel costs, including salaries, bonuses and benefits and stock-based compensation for employees associated with the Company’s subscription arrangements principally related to support and allocated costs, including depreciation and amortization. The cost of subscription revenue for the Company’s database-as-a-service offering also includes third-party cloud infrastructure costs.
Cost of Services Revenue
Cost of services revenue primarily includes personnel costs, including salaries and benefits and stock-based compensation for employees associated with the Company’s professional service contracts, travel costs and allocated costs, including depreciation and amortization.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred Commissions
The Company capitalizes its incremental costs of obtaining subscription contracts with customers, which generally consist of sales commissions paid to the Company’s sales force and related payroll taxes. Incremental costs that are expected to be amortized during the succeeding twelve months are recorded on the Company’s consolidated balance sheets as deferred commissions with the remaining, non-current, portion recorded under other assets. Deferred commissions are amortized over a period of benefit that the Company has determined to be generally five years. The Company determined the period of benefit by taking into consideration the length of its customer contracts, its technology and other factors. Deferred commissions also include all other sales commissions and related payroll taxes for subscription contracts, which are amortized based on the pattern of the associated revenue recognition over the related contractual subscription period. Sales commissions are generally paid up front and one month in arrears, however, the timing of payment is based on contractual terms of the underlying subscription contract and is subject to an evaluation of customer credit-worthiness. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations. The Company adopted the practical expedient that permits an entity to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. Deferred commissions are reviewed periodically for impairment. Refer to Note 10, Revenue for more information.
Deferred Revenue
Deferred revenue primarily consists of customer billings or payments received in advance of the Company satisfying the performance obligations on its subscription and services contracts. The Company generally invoices its customers annually in advance for its subscription services. Typical payment terms provide that customers pay a portion of the total arrangement fee within 30 days of the contract date. Deferred revenue that is anticipated to be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current. The Company’s contract liabilities are classified as deferred revenue upon the right to invoice or when payments have been received for undelivered products or services. Deferred revenue does not necessarily represent the total contract value of annual or multi-year, non-cancelable subscription agreements.
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
The allowance for doubtful accounts represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including past collection experience, credit quality of the customer, current aging of the receivable balance, current economic conditions, reasonable and supportable forecasts, as well as specific circumstances arising with individual customers. Extensive judgment is required in assessing these factors. Due to the short-term nature of the Company’s accounts receivable, forecasts have limited relevance to the Company’s expected credit loss estimates. Accounts receivable are written off against the allowance for doubtful accounts when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable. The Company’s estimates of the allowance for credit losses may not be indicative of the Company’s actual credit losses requiring additional charges to be incurred to reflect the actual amount collected. See also Note 10, Revenue for more information on allowance for doubtful accounts and unbilled receivables.
Convertible Senior Notes
The Company early adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) as of February 1, 2021 using the modified retrospective transition method.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Prior to the adoption of ASU 2020-06, in accounting for the issuance of the Company’s convertible senior notes (the “Notes”), the Notes were separated into liability and equity components. The carrying amounts of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective Notes. This difference represented the debt discount that was amortized to interest expense over the respective terms of the Notes using the effective interest rate method. The equity component was recorded in additional paid-in capital and was not remeasured as long as it continued to meet the conditions for equity classification.
In accounting for the debt issuance costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative fair values. Issuance costs attributable to the liability component were being amortized to interest expense over the contractual term of the Notes. The issuance costs attributable to the equity component were netted against the equity component representing the conversion option in additional paid-in capital.
Transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor are evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. For exchange transactions that are considered an extinguishment of debt, the total consideration for such an exchange is separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The gain or loss on extinguishment of the debt is subsequently determined by comparing repurchase consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.
The liability component of the Notes was classified as non-current until the reporting period date was within one year of maturity of the Notes or when the Company has received a redemption request, but settlement would occur after the reporting period date. Under these circumstances, the net carrying amount of the Notes was classified as a current liability and a portion of the equity component representing the conversion option was reclassified to temporary equity in the consolidated balance sheets. The portion of the equity component classified as temporary equity was measured as the difference between the principal and net carrying amount of the Notes, excluding debt issuance costs.
Upon adoption of ASU 2020-06, the Company no longer records the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, the Company recorded a decrease to accumulated deficit of $52.6 million, a decrease to additional paid-in capital of $309.4 million, a decrease to temporary equity of $4.7 million and an increase to convertible senior notes, net, of $261.5 million. There was an immaterial benefit from the reversal of the deferred tax liability associated with the convertible senior notes upon the adoption of ASU 2020-06. Prior period financial statements were not restated.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Advertising
Advertising costs are expensed as incurred, or the first time the advertising takes place, based on the nature of the advertising and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs were $18.0 million, $12.8 million and $7.6 million for the years ended January 31, 2022, 2021 and 2020, respectively. Advertising costs are recorded in sales and marketing expenses in the consolidated statement of operations.
Stock-Based Compensation
Compensation expense related to stock-based awards granted to employees and non-employees is calculated based on the fair value of stock-based awards on the date of grant. For restricted stock units, fair value is based on the closing price of the Company’s Class A common stock on the grant date.
For stock options and purchase rights issued to employees under the 2017 Employee Stock Purchase Plan (“2017 ESPP”), the Company determines the grant date fair value using the Black-Scholes option-pricing model. This option-pricing model requires the use of assumptions, which are subjective and generally requires significant judgment to determine. The assumptions for the option-pricing model were determined as follows:
i.Expected Term. The expected term represents the period that stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For purchase rights granted under the 2017 ESPP, the expected term represents the offering period.
ii.Expected Volatility. Since the Company had limited trading history of its common stock, the expected volatility for its stock option grants was derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considered to be comparable to its own business over a period equivalent to the expected term of the stock option grants. For purchase rights granted under the 2017 ESPP, the volatility is derived from the historical volatility of the Company’s Class A common stock.
iii.Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term and 2017 ESPP offering period.
iv.Dividend Rate. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.
The Company’s stock price volatility and expected option life involve management's best estimates, both of which impact the fair value estimated under the Black-Scholes option-pricing model and, ultimately, the expense that will be recognized.
The Company recognizes the related stock-based compensation expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period, which is generally four years. The Company has elected to account for forfeitures as they occur. The Company recognizes the stock-based compensation expense related to the 2017 Employee Stock Purchase Plan on a straight-line basis over the offering period.
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
Segment Information
The Company has one operating and reportable segment as the Company’s chief operating decision maker, the Company’s Chief Executive Officer, reviews financial information on an aggregate and consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, all required segment information can be found in the consolidated financial statements.

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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the years ended January 31, 2022, 2021 and 2020. As of January 31, 2022 and 2021, there were no material amounts payable to or amounts receivable from related parties.
Recently Adopted Accounting Pronouncements
Convertible Senior Notes. In August 2020, the FASB ASU 2020-06. The new standard simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Additionally, among other changes, the new guidance eliminates some of the conditions for equity classification for contracts in an entity’s own equity, thereby making it easier for equity contracts to qualify for the derivative scope exception. The new standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards.
The Company early adopted ASU 2020-06 as of February 1, 2021 using the modified retrospective transition method. Refer to Convertible Senior Notes section in this Note 2, Summary of Significant Accounting Policies, for more information on the impact from the adoption of ASU 2020-06 on the Company’s consolidated financial statements.
Income Taxes. In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplification of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 effective February 1, 2021 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of January 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value at January 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$331,221	$—	$—	$331,221
Short-term investments:
U.S. government treasury securities	1,352,019	—	—	1,352,019
Total financial assets	$1,683,240	$—	$—	$1,683,240

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value at January 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$330,109	$—	$—	$330,109
Short-term investments:
U.S. government treasury securities	528,045	—	—	528,045
Total financial assets	$858,154	$—	$—	$858,154
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of January 31, 2022 and 2021. As of January 31, 2022, unrealized losses on our U.S. government treasury securities were approximately $3.4 million, net of tax. The changes in market interest rates as of January 31, 2022 have resulted in unrealized losses on these securities. The Company intends to hold these securities to maturity and as a result does not expect to realize these losses in its financial statements. As of January 31, 2021, gross unrealized gains for cash equivalents and short-term investments were not material. The Company concluded that an allowance for credit losses was unnecessary for short-term investments as of January 31, 2022 and 2021. Gross realized gains and losses were not material for each of the years ended January 31, 2022 and 2021.
Convertible Senior Notes
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at January 31, 2022 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 6, Convertible Senior Notes, to the consolidated financial statements for further details.
Non-marketable Securities
As of January 31, 2022 and 2021, the total amount of non-marketable equity and debt securities included in other assets on the Company’s balance sheets were $4.8 million and $0.5 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further details. The Company classifies these assets as Level 3 within the fair value hierarchy only if an impairment or observable price changes in orderly transactions are recognized on these non-marketable securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities. For the years ended January 31, 2022 and 2021, there have been no adjustments to the carrying values of the Company’s non-marketable securities as a result of impairment or observable price changes.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31, 2022	January 31, 2021
Servers	$1,044	$1,262
Furniture and fixtures	2,903	2,955
Computer and office equipment	2,446	363
Purchased software	985	985
Leasehold improvements	30,070	29,080
Website costs	969	—
Construction in process	4,562	227
Finance lease right-of-use assets	31,463	35,437
Total property and equipment	74,442	70,309
Less: accumulated depreciation and amortization	(11,817)	(7,945)
Property and equipment, net	$62,625	$62,364
Depreciation and amortization expense related to property and equipment was $4.5 million, $5.5 million and $2.7 million for the years ended January 31, 2022, 2021 and 2020, respectively. Depreciation and amortization expense excludes amortization with respect to the finance lease right-of-use asset, which is described further in Note 7, Leases.
Depreciation expense for the year ended January 31, 2021 included an impairment charge of $2.1 million related to the Company’s former office space in Dublin, Ireland. In December 2019, the Company signed an agreement to lease approximately 40,000 square feet of office space to accommodate its growing employee base in Dublin. The lease commenced on February 1, 2020 and as of January 31, 2021, the former Dublin office was not occupied by the Company. Due to the impact of the ongoing COVID-19 pandemic, the Company has been unable to assign nor secure a sub-tenant for the former Dublin office. Accordingly, the Company recognized an impairment charge as part of depreciation expense that represented the remaining carrying value of the right-of-use asset for this office location.
5. Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	January 31, 2022	January 31, 2021
Balance, beginning of the year	$55,830	$55,830
Increase in goodwill related to business combinations	1,945	—
Balance, end of the year	$57,775	$55,830
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	January 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(22,982)	$15,118	2.6
Customer relationships	15,200	(9,710)	5,490	1.8
Total	$53,300	$(32,692)	$20,608

	January 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$34,700	$(16,955)	$17,745	3.3
Customer relationships	15,200	(6,670)	8,530	2.8
Total	$49,900	$(23,625)	$26,275
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $9.1 million, $8.5 million and $10.1 million for the years ended January 31, 2022, 2021 and 2020, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s consolidated statements of operations.
As of January 31, 2022, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
2023	$9,180
2024	8,505
2025	2,130
2026	680
2027	113
Total	$20,608
6. Convertible Senior Notes
In June 2018, the Company issued $250.0 million aggregate principal amount of 0.75% convertible senior notes due 2024 in a private placement and, in July 2018, the Company issued an additional $50.0 million aggregate principal amount of convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2024 Notes”). The 2024 Notes were senior unsecured obligations of the Company with interest payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2018, at a rate of 0.75% per year. The 2024 Notes had a maturity date of June 15, 2024, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and debt issuance costs, were approximately $291.1 million.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On January 14, 2020, in connection with the issuance of the 2026 Notes, the Company used a portion of the net proceeds to repurchase $210.0 million aggregate principal amount of the 2024 Notes (the “2024 Notes Partial Repurchase”) leaving $90.0 million aggregate principal outstanding on the 2024 Notes immediately after the exchange. The 2024 Notes Partial Repurchase were individually privately negotiated transactions conducted not pursuant to a redemption notice. The 2024 Notes Partial Repurchase and issuance of the 2026 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and accordingly, the 2024 Notes Partial Repurchase was accounted for as a debt extinguishment. The Company used $479.2 million of the net proceeds from the issuance of the 2026 Notes to complete the 2024 Notes Partial Repurchase, of which $175.1 million and $303.9 million were allocated to the liability and equity components of the 2024 Notes, respectively, and $0.2 million was allocated to the proportional interest paid. The cash consideration allocated to the liability component was based on the fair value of the liability component utilizing an effective discount rate of 5.04%. This rate was based on the Company’s estimated rate for a similar liability with the same maturity, but without the conversion option. To derive this effective discount rate, the Company observed the trading details of its 2024 Notes immediately prior to the repurchase date to determine the volatility of its 2024 Notes. The Company utilized the observed volatility to calculate the effective discount rate, which was adjusted to reflect the term of the remaining 2024 Notes. The cash consideration allocated to the equity component was calculated by deducting the fair value of the liability component from the aggregate cash consideration. The loss on extinguishment was subsequently determined by comparing the allocated cash consideration with the carrying value of the liability component, which includes the proportionate amounts of unamortized debt discount and the remaining unamortized debt issuance costs.
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
Terms of the 2024 Notes
For the 2024 Notes, the initial conversion rate was 14.6738 shares of the Company’s Class A common stock per $1,000 principal amount of the 2024 Notes, which was equal to an initial conversion price of approximately $68.15 per share of Class A common stock, subject to adjustment upon the occurrence of specified events.
The 2024 Notes were convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2024, only under the following circumstances:
(1)during any fiscal quarter commencing after the fiscal quarter ending on October 31, 2018 (and only during such fiscal quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
On or after March 15, 2024, until the close of business on the scheduled trading day immediately preceding the maturity date, holders could have converted all or any portion of their 2024 Notes, in multiples of $1,000 principal amount, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company would satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s Class A common stock or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. If a fundamental change (as defined in the indenture governing the 2024 Notes) occurred prior to the maturity date, holders of the 2024 Notes had the right to require the Company to repurchase for cash all or any portion of their 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events were to occur prior to the applicable maturity date, or if the Company elected to redeem the 2024 Notes, the Company could have increased the conversion rate for a holder who elected to convert their notes in connection with such a corporate event or redemption in certain circumstances.
On or after June 20, 2021, the Company had the option to redeem for cash all or any portion of the 2024 Notes, if the last reported sale price of its Class A common stock was at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which the Company provided a notice of redemption at a redemption price equal to 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
On October 1, 2021, the Company issued a notice of redemption (the “Redemption Notice”) for the aggregate principal amount outstanding of its 2024 Notes. The Company satisfied its conversion obligations with respect to conversions occurring after the date of the Redemption Notice and prior to December 3, 2021 (the “Redemption Date”) by delivering shares of Class A common stock, plus cash in lieu of any resulting fractional shares (physical settlement). Pursuant to the Redemption Notice, on the Redemption Date, the Company redeemed the outstanding principal of the 2024 Notes that were not converted prior to such date at a redemption price in cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest. Approximately $1.9 million aggregate principal amount outstanding as of October 31, 2021 were converted to 27,377 shares of the Company’s Class A common stock with the remaining balance settled in cash. The extinguishment of the 2024 Notes on December 3, 2021 was immaterial to the Company’s financial statements.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
During the three months ended January 31, 2022, the conditional conversion feature of the 2026 Notes was triggered as the last reported sale price of the Company's Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on January 29, 2021 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are currently convertible, in whole or in part, at the option of the holders from February 1, 2022 through April 30, 2022. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2026 Notes in cash, shares of the Company’s Class A common stock, or a combination of both, the Company continued to classify the 2026 Notes as long-term debt on the Company’s consolidated balance sheet as of January 31, 2022.
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
Accounting for the 2024 Notes and 2026 Notes
Upon issuance, the 2024 Notes and 2026 Notes were separated into liability and equity components for accounting purposes. The carrying amounts of the liability component were initially calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amounts of the equity component representing the conversion option were determined by deducting the fair value of the liability component from the par value of the respective convertible senior notes. This difference represents the debt discount that is amortized to interest expense over the respective terms of the 2024 Notes and 2026 Notes using the effective interest rate method. The carrying amounts of the equity component representing the conversion option was determined to be $84.2 million and $294.9 million for the 2024 Notes and 2026 Notes, respectively. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Following the adoption of ASU 2020-06 as of February 1, 2021, the Company no longer records the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, the Company recorded a decrease to accumulated deficit of $52.6 million, a decrease to additional paid-in capital of $309.4 million, a decrease to temporary equity of $4.7 million and an increase to convertible senior notes, net, of $261.5 million. There was an immaterial benefit from the reversal of the deferred tax liability associated with the convertible senior notes upon the adoption of ASU 2020-06. Refer to Note 2, Summary of Significant Accounting Policies, for more information on the adoption of ASU 2020-06.
During the fiscal year ended January 31, 2022, certain holders elected to redeem $90.0 million of aggregate principal amount of the 2024 Notes and the 2026 Notes. The Company elected to use $27.6 million of cash to settle a portion of the principal upon redemption, with the remainder settled through the issuance of 1,243,706 shares of Class A common stock. The difference between the settlement consideration and the liability component of the redeemed 2024 Notes and 2026 Notes was recorded to additional paid-in capital on the Company’s consolidated balance sheet. Pursuant to the Company’s adoption of ASU 2020-06, there was no gain nor loss recognized upon any conversions of either of the 2024 Notes and 2026 Notes. The Company may continue to elect to repay the 2026 Notes in cash, shares of the Company’s Class A common stock or a combination of both cash and shares with respect to future conversions of the 2026 Notes.
The net carrying amounts of the liability component of the 2024 Notes and 2026 Notes were as follows for the periods presented (in thousands):

	January 31, 2022		January 31, 2021
	2024 Notes (1)	2026 Notes	2024 Notes	2026 Notes
Principal	$—	$1,149,988	$90,000	$1,150,000
Unamortized debt discount (2)	—	—	(15,459)	(249,907)
Unamortized debt issuance costs	—	(13,467)	(1,265)	(13,174)
Net carrying amount (2)	$—	$1,136,521	$73,276	$886,919
(1) The 2024 Notes were fully converted as of December 3, 2021, following the Redemption Notice.
(2) The net carrying amount was increased on February 1, 2021, as a result of the adoption of ASU 2020-06. Refer also to Note 2. Summary of Significant Accounting Policies for further information.
As of January 31, 2022, the total estimated fair value (Level 2) of the outstanding 2026 Notes was approximately $2.2 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
The following table sets forth the interest expense related to the 2024 Notes and 2026 Notes for the periods presented (in thousands):

	January 31, 2022		January 31, 2021		January 31, 2020
	2024 Notes	2026 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Contractual interest expense	$168	$2,876	$675	$2,875	$2,178	$136
Amortization of debt discount (1)	—	—	3,976	43,026	12,021	1,977
Amortization of issuance costs (1)	647	3,358	276	1,851	767	82
Total	$815	$6,234	$4,927	$47,752	$14,966	$2,195
(1) The decrease in total interest expense for the year ended January 31, 2022, as compared to the respective prior year was due to the derecognition of the unamortized debt discount, partially offset by the increase in the amortization of issuance costs previously

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
recognized in equity. These changes were the result of the Company’s adoption of ASU 2020-06, as of February 1, 2021, as described in Note 2, Summary of Significant Accounting Policies.
Capped Calls
In connection with the pricing of the 2024 Notes and 2026 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls associated with the 2024 Notes each had an initial strike price of approximately $68.15 per share, subject to certain adjustments, which corresponded to the initial conversion price of the 2024 Notes. These Capped Calls had initial cap prices of $106.90 per share, subject to certain adjustments.
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments.
The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes or 2026 Notes, with such offset subject to a cap based on the cap price. The Capped Calls associated with the 2024 Notes and 2026 Notes cover, subject to anti-dilution adjustments, approximately 4.4 million shares and 5.4 million shares of the Company’s Class A common stock, respectively. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the 2024 Notes and 2026 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity (deficit) and are not accounted for as derivatives. The cost of $37.1 million and $93.8 million incurred to purchase the Capped Calls associated with the 2024 Notes and 2026 Notes, respectively, was recorded as a reduction to additional paid-in capital and will not be remeasured. The Company did not unwind any of its Capped Calls through January 31, 2022.
7. Leases
The Company has entered into non-cancelable operating and finance lease agreements, principally real estate for office space globally. The Company may receive renewal or expansion options, leasehold improvement allowances or other incentives on certain lease agreements. Lease terms range from 1 to 12 years and may include renewal options, which the company deems reasonably certain to be renewed. The exercise of the lease renewal option is at the company's discretion.
During the year ended January 31, 2022, the Company entered into a new agreement to lease approximately 16,000 square feet of office space in Palo Alto for a term of eight years with one option to extend for an additional five years. The total estimated aggregate base rent payments are $14.2 million with payments beginning four months subsequent to the commencement date, which was April 13, 2021.
The Company adopted ASC 842, Leases (“ASC 842”) effective February 1, 2019 on a modified retrospective basis for leases that existed as of February 1, 2019 using the additional transition method described in ASU No. 2018-11, Leases – Targeted Improvements. Upon the adoption of ASC 842, the Company derecognized certain build-to-suit assets and related liabilities and as a result recognized finance right-of-use assets of $43.4 million and finance lease liabilities of $64.0 million, reduced the existing deferred rent liability balance as of the adoption date of $1.9 million, and recorded $4.1 million as a decrease to the opening accumulated deficit as of February 1, 2019.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease Costs
The components of the Company’s lease costs included in its consolidated statement of operations were as follows (in thousands):

	Years Ended January 31,
	2022	2021
Finance lease cost:
Amortization of finance lease right-of-use assets	$3,974	$3,975
Interest on finance lease liabilities	3,173	3,440
Operating lease cost	8,856	8,293
Short-term lease cost	1,207	2,339
Total lease cost	$17,210	$18,047
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the consolidated balance sheet as follows (in thousands):

	Years Ended January 31,
	2022	2021
Finance Lease:
Property and equipment, net	$31,463	$35,437
Other accrued liabilities (current)	4,511	4,900
Other liabilities, non-current	49,173	54,356
Operating Leases:
Operating lease right-of-use assets	$41,745	$34,587
Operating lease liabilities (current)	8,084	2,343
Operating lease liabilities, non-current	38,707	39,095
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Years Ended January 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$3,173	$3,440
Operating cash flows from operating leases	8,846	5,895
Financing cash flows from finance lease	5,572	4,633
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,434	30,805
Weighted-average remaining lease term (in years):
Finance lease	7.9	8.9
Operating leases	7.0	7.9
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	4.2%	4.5%

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of January 31, 2022 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
2023	$7,401	$9,857
2024	8,073	9,090
2025	8,445	7,400
2026	8,711	5,983
2027	8,711	4,793
Thereafter	25,408	17,274
Total minimum payments	66,749	54,397
Less imputed interest	(13,065)	(7,606)
Present value of future minimum lease payments	53,684	46,791
Less current obligations under leases	(4,511)	(8,084)
Non-current lease obligations	$49,173	$38,707
8. Commitments and Contingencies
The following table includes certain non-cancelable agreements primarily for subscription, marketing services and cloud infrastructure capacity commitments entered into by the Company (in thousands):

Year Ending January 31,	Other Obligations
2023	$188,039
2024	192,659
2025	227,233
2026	235,243
2027	205,000
Thereafter	215000
Total minimum payments	$1,263,174
Refer to Note 7, Leases, for further details on obligations under non-cancelable finance and operating leases, including future minimum lease payments.
Non-cancelable Material Commitments
In January 2022, the Company expanded its enterprise partnership arrangement with a cloud infrastructure provider that includes a non-cancelable commitment of $1.1 billion over the next six years, which commenced during February 2022. Other than this increase in cloud infrastructure capacity commitments and certain non-cancelable operating leases described in Note 7, Leases, during the year ended January 31, 2022, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2021 Form 10-K.
Other Commitments
The Company has entered into irrevocable, standby letters of credit, which serve as security deposits for certain of the Company’s leases and expire through October 2025. The maximum amount that can be drawn under these letters of credit is $1.4 million. As of January 31, 2022, no amounts have been drawn under the letters of credit.
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business including intellectual property claims, labor and employment claims and breach of contract claims. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against the Company in the United

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. On May 4, 2021, in a consolidated action that includes Realtime’s case against MongoDB, the District Court granted certain defendants’ motion to dismiss without prejudice, finding that the patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against the Company on May 18, 2021, and the Company moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted the Company’s motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. Realtime’s opening appeal brief was filed on December 6, 2021, and the Company’s responsive brief was filed on March 11, 2022. Realtime’s reply brief is currently due on April 1, 2022.
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of January 31, 2022 and 2021, therefore, the Company has not recorded an accrual for such contingencies.
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
9. Stockholders’ Equity (Deficit)
Class A and Class B Common Stock
On June 11, 2020, all outstanding shares of the Company’s Class B common stock, par value $0.001 per share, automatically converted into the same number of shares of Class A common stock, par value $0.001 per share, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. The conversion occurred pursuant to Article V, Section 5(a) of the Amended and Restated Certificate of Incorporation, which provided that each share of Class B common stock would convert automatically into one fully paid and nonassessable share of Class A common stock at 5:00 p.m. in New York City, New York on the first trading day falling on or after the date on which the outstanding shares of Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. The Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of the Company’s Class B common stock. This certificate of retirement had the additional effect of eliminating the authorized Class B common stock, thereby reducing the total number of the Company’s authorized shares of common stock by 100,000,000.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
As of January 31, 2022, the Company had authorized 1,000,000,000 shares of Class A common stock, each par value $0.001 per share, of which 67,543,731 shares of Class A common stock were issued and 67,444,360 were outstanding.
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Years Ended January 31,
	2022	2021	2020
Primary geographical markets:
Americas	$527,081	$361,351	$272,358
EMEA	257,846	177,448	118,660
Asia Pacific	88,855	51,581	30,702
Total	$873,782	$590,380	$421,720

Subscription product categories and services:
MongoDB Atlas-related	$492,287	$270,805	$162,510
Other subscription	349,760	294,544	237,316
Services	31,735	25,031	21,894
Total	$873,782	$590,380	$421,720
Customers located in the United States accounted for 54%, 56% and 59% of total revenue for the years ended January 31, 2022, 2021 and 2020, respectively. Customers located in the United Kingdom accounted for 10% of total revenue for both of the years ended January 31, 2021 and 2020. No other country accounted for 10% or more of revenue for the periods presented.
As of January 31, 2022 and 2021, substantially all of the Company’s long-lived assets were located in the United States.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheet and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances as of January 31, 2022, 2021 and 2020 was $375.2 million, $238.0 million and $190.8 million, respectively. Approximately 23% and 28% of the total revenue recognized in the years ended January 31, 2022 and 2021 was from deferred revenue at the beginning of each respective period.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of January 31, 2022, the aggregate transaction price allocated to remaining performance obligations was $387.0 million. Approximately 56% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of January 31, 2022, 2021 and 2020, unbilled receivables were $6.1 million, $5.7 million and $6.7 million, respectively.
Allowance for Doubtful Accounts
The adoption of ASU 2016-13 on February 1, 2020 required the Company to shift from an incurred loss impairment model to an expected credit loss model. Accordingly, the Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2021	$6,024
Provision	4,749
Recoveries/write-offs	(5,807)
Balance at January 31, 2022	$4,966
The allowance for doubtful accounts as of January 31, 2021 reflected uncertainty around collections due to potential financial difficulties by the Company's customers as a result of the COVID-19 pandemic and associated global economic uncertainty. Based on collections during the year ended January 31, 2022, the Company has adjusted its estimates, which resulted in a lower allowance for doubtful accounts as of January 31, 2022.
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $203.3 million and $118.6 million as of January 31, 2022 and 2021, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s consolidated statement of operations, was $49.1 million, $28.6 million and $19.4 million for years ended January 31, 2022, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
11. Equity Incentive Plans and Employee Stock Purchase Plan
2008 Stock Incentive Plan and 2016 Equity Incentive Plan
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”), primarily for the purpose of granting stock-based awards to employees, directors and consultants, including stock options, restricted stock units (“RSUs”) and other stock-based awards. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan. Stock options granted under the stock option plans may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. All outstanding stock options as of January 31, 2022 were granted as NSOs with the exception of one ISO award. The exercise prices of the stock option grants must be no less than 100% of the fair value of the common stock on the grant date as determined by the Board of Directors. If, at the date of grant,

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the optionee owns more than 10% of the total combined voting power of all classes of outstanding stock (a “10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the date of grant as determined by the Board of Directors. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for ISOs granted to any 10% stockholder. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. RSU awards granted to new employees generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
Pursuant to the terms of the 2016 Plan, the shares of the Company’s Class A common stock reserved for issuance was increased by 3.0 million shares in March 2021. As of January 31, 2022, the Company has approximately 10.5 million shares of Class A common stock available for future grants.
Stock Options
The following table summarizes stock option activity for the periods presented (in thousands, except share and per share data and years):

	Options Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2020	6,178,999	$7.60	5.7	$965,860
Options exercised	(2,218,661)	7.70
Options forfeited and expired	(78,793)	9.30
Balance - January 31, 2021	3,881,545	7.50	4.8	1,405,540
Options exercised	(1,279,669)	7.57
Options forfeited and expired	(9,982)	10.95
Balance - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
Options vested and exercisable - January 31, 2021	3,566,091	$7.22	4.7	$1,292,303
Options vested and exercisable - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
Stock options vested and expected to vest - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
There were no options granted during the years ended January 31, 2022 and 2021. The intrinsic value of options exercised for the years ended January 31, 2022, 2021 and 2020 was determined to be $469.1 million, $481.8 million and $293.9 million, respectively.
The aggregate grant date fair value of stock options vested during the years ended January 31, 2022, 2021 and 2020, was $1.3 million, $4.3 million and $6.3 million, respectively. As of January 31, 2022, there was no unrecognized stock-based compensation expense related to outstanding stock options.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Units
The following table summarizes RSU activity for the years ended January 31, 2022 and 2021:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2020	3,281,431	$102.30
RSUs granted	1,785,498	178.60
RSUs vested	(1,163,259)	102.23
RSUs forfeited and canceled	(430,158)	117.35
Unvested - January 31, 2021	3,473,512	139.68
RSUs granted	1,578,721	405.46
RSUs vested	(1,437,133)	149.47
RSUs forfeited and canceled	(388,341)	193.77
Unvested - January 31, 2022	3,226,759	$258.85
As of January 31, 2022, there was $768.0 million of unrecognized stock-based compensation expense related to outstanding RSUs that is expected to be recognized over a weighted-average period of 2.55 years.
2016 China Stock Appreciation Rights Plan
In April 2016, the Company adopted the 2016 China Stock Appreciation Rights Plan (as amended, the “China SAR Plan”) for its employees in China. These awards, which are granted to new employees, generally vest over four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. Awards granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company. The China SAR Plan units are cash settled upon exercise and will be paid as a cash bonus equal to the difference between the strike price of the vested plan units and the fair market value of common stock at the end of each reporting period.
For the years ended January 31, 2022, 2021 and 2020 the Company granted 5,532, 2,763 and 5,975 units of the China SAR Plan, respectively, at a weighted average strike price of $386.23, $165.08 and $129.89 per share, respectively. During the years ended January 31, 2022, 2021 and 2020, upon the vesting of 1,296, 4,316 and 4,958 units, respectively, the total expense recognized related to China SAR was $1.6 million, $2.6 million and $2.1 million, respectively. As of January 31, 2022 and 2021, the Company’s liability balance related to the China SAR Plan was $6.5 million and $5.9 million, respectively. These amounts were recorded as part of the accrued compensation and benefits on the Company’s consolidated balance sheet and recognized as bonus expense in the Company’s consolidated statement of operations. During the year ended January 31, 2022, the Company paid $0.1 million in cash upon the exercise of 479 units. As of January 31, 2022, there were 18,324 China SAR Plan units outstanding of which 1,526 units remained unvested.
As of November 1, 2021, the Company does not expect to grant stock appreciation rights in the future and will instead grant RSUs to its employees in China.
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
Unless otherwise determined by the Board of Directors, the Company’s Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% of the fair market value of the Company’s Class A common stock on the first trading day of the offering period, or (2) 85% of the fair market value of the Company’s Class A common stock on the last trading day of the offering period.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Pursuant to the terms of the 2017 ESPP, the shares of the Company’s Class A common stock reserved for issuance was increased by 608,985 shares in April 2021. As of January 31, 2022, there were 2,476,888 shares of the Company’s Class A common stock available for future issuance under the 2017 ESPP.
During the years ended January 31, 2022, 2021 and 2020 there were 85,401, 134,930 and 154,988 shares, respectively, of Class A common stock purchased under the ESPP. The total expense related to the ESPP for years ended January 31, 2022, 2021 and 2020 was $9.4 million, $7.0 million and $5.1 million, respectively. As of January 31, 2022, there was $5.1 million of unrecognized stock-based compensation expense related to the ESPP offering period expected to end in June 2022.
The fair value of the purchase rights granted under the 2017 ESPP was estimated on the first day of the offering period using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2022	2021	2020
Expected term (in years)	0.50	0.50 - 0.54	0.49 - 0.54
Expected volatility	56% - 61%	47% - 64%	42% - 48%
Risk-free interest rate	0.06% - 0.13%	0.09% - 0.19%	1.6% - 2.2%
Dividend yield	—%	—%	—%

Early Exercise of Stock Options
The Company allowed employees and directors to exercise options granted prior to vesting. The unvested shares are subject to lapsing repurchase rights upon termination of employment. For early exercised stock options under the 2008 Plan, the repurchase price is at the original purchase price. For early exercised stock options under the 2016 Plan, the repurchase price is the lower of (1) the then-current fair market value of the common stock on the date of repurchase and (2) the original purchase price. The proceeds initially are recorded in other current and non-current liabilities from the early exercise of stock options and reclassified to common stock and paid-in capital as the repurchase right lapses.
For the year ended January 31, 2020, the Company issued common stock of 1,064 shares, respectively, for stock options exercised prior to vesting. There were no shares of the Company’s common stock issued during the year ended January 31, 2022 and 2021 for stock options exercised prior to vesting. The Company did not repurchase any shares of common stock related to unvested stock options during the year ended January 31, 2022. For the year ended January 31, 2021, the Company repurchased 960 shares of common stock related to unvested stock options at the original exercise price due to the termination of employees. As of January 31, 2022 there were no shares held by employees and directors that were subject to repurchase. As of January 31, 2021, there were 1,135 shares held by employees and directors that were subject to potential repurchase at an aggregate price of and $0.01 million.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended January 31,
	2022	2021	2020
Cost of revenue—subscription	$14,387	$8,970	$4,996
Cost of revenue—services	6,325	4,953	3,047
Sales and marketing	91,947	54,632	26,640
Research and development	104,335	57,611	26,686
General and administrative	34,075	23,147	14,407
Total stock-based compensation expense	$251,069	$149,313	$75,776

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended January 31,
	2022	2021	2020
Numerator:
Net loss	$(306,866)	$(266,944)	$(175,522)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	64,563,032	58,984,604	55,939,032

Net loss per share, basic and diluted	$(4.75)	$(4.53)	$(3.14)
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
Upon the adoption of ASU 2020-06 on February 1, 2021, the Company calculates the potential dilutive effect of its 2024 Notes and 2026 Notes under the if-converted method. Under this method, diluted earnings per share is determined by assuming that all of the 2024 Notes and 2026 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period.
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been antidilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s Class A common stock upon any conversion of the 2024 Notes and 2026 Notes.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Years Ended January 31,
	2022	2021	2020
Stock options pursuant to the 2016 Equity Incentive Plan	778,172	1,340,476	2,145,462
Stock options pursuant to the 2008 Stock Incentive Plan (previously options to purchase Class B common stock)	2,391,439	3,759,063	5,076,831
Unvested restricted stock units	3,680,895	3,864,504	2,914,575
Early exercised stock options	102	5,032	29,532
Shares underlying the conversion option of the 2024 Notes (conversion spread only prior to the adoption of ASU 2020-06)	231,637	889,755	2,112,279
Shares underlying the conversion option of the 2026 Notes (conversion spread only prior to the adoption of ASU 2020-06)	5,445,107	450,869	—
Total	12,527,352	10,309,699	12,278,679
13. Income Taxes
The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2022	2021	2020
United States	$(161,502)	$(159,331)	$(117,943)
Foreign	(141,387)	(103,362)	(58,235)
Total	$(302,889)	$(262,693)	$(176,178)
The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2022	2021	2020
Current:
Federal	$426	$215	$372
State	80	171	236
Foreign	6,005	4,229	2,028
Total	6,511	4,615	2,636
Deferred:
Federal	(1,574)	5	(2,534)
State	6	10	(1,336)
Foreign	(966)	(379)	578
Total	(2,534)	(364)	(3,292)
Provision for (benefit from) income taxes	$3,977	$4,251	$(656)

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended January 31,
	2022	2021	2020
Income tax benefit at statutory rate	$(63,606)	$(55,165)	$(36,997)
State taxes, net of federal benefit	68	143	298
Impact of foreign income taxes	34,730	25,569	5,376
Foreign branch income included in the United States	1,175	297	—
Stock-based compensation	(138,842)	(107,800)	(41,800)
Non-deductible expenses	2,200	991	2,114
Officer compensation in excess of $1 million	9,117	—	—
Change in valuation allowance	175,664	157,822	72,263
Research and development credits	(14,932)	(18,197)	(1,899)
Foreign tax credit	(2,470)	(711)	—
Foreign withholding tax expense	426	215	—
Prior year true ups	447	1,100	59
Other	—	(13)	(70)
Provision for (benefit from) income taxes	$3,977	$4,251	$(656)
The provision for income taxes during the year ended January 31, 2022 and January 31, 2021 was primarily due to foreign taxes as the Company continued its global expansion. The overall provision for income taxes decreased for the year ended January 31, 2022, as compared to prior year, due to a reduction in the valuation allowance as a result of goodwill from an immaterial business combination and the impact from the adoption of ASU 2020-06, partly offset by higher foreign taxes.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Significant components of the Company’s deferred tax assets are shown in the following table as of January 31, 2022 and 2021, respectively (in thousands):

	Years Ended January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$636,011	$416,887
Deferred revenue	64,765	36,467
Finance and operating lease liabilities	23,500	23,184
Other reserves	23,460	18,020
Gross deferred tax assets	747,736	494,558
Valuation allowance	(677,283)	(374,790)
Total deferred tax assets, net of valuation allowance	70,453	119,768
Deferred tax liabilities:
Finance and operating lease right-of-use assets	(16,765)	(15,907)
Convertible senior notes	—	(68,877)
Deferred commission	(43,063)	(25,605)
Other liabilities and accruals	(8,767)	(9,155)
Total deferred tax liabilities	(68,595)	(119,544)
Net deferred tax assets	$1,858	$224
Deferred tax assets are recognized when management believes it more likely than not that they will be realized. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of January 31, 2022 and 2021 was $677.3 million and $374.8 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment.
As of January 31, 2022 the Company had net operating loss carryforwards for U.S. federal, state, Irish and U.K. income tax purposes of $1.9 billion, $1.7 billion, $558.4 million and $44.1 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2023 for state purposes. Operating losses in the United States, for years after January 31, 2018, in Ireland and the United Kingdom may be carried forward indefinitely. The Company also has U.S. federal and state research credit carryforwards of $70.6 million and $6.6 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2025 for state purposes. Utilization of the federal net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Although the Company believes that it has adequately reserved for its uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. As the Company expands internationally, it will face increased complexity and its unrecognized tax benefits may increase in the future. The Company makes adjustments to its reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.
The following table summarizes the changes in the Company’s unrecognized gross tax benefits during the periods presented (in thousands):

	Years Ended January 31,
	2022	2021	2020
Unrecognized tax benefits at beginning of year	$17,484	$5,290	$4,603
Increase (decrease) in tax positions in prior years	(1,894)	6,059	53
Additions based on tax positions in the current year	7,108	6,135	634
Unrecognized tax benefits at end of year	$22,698	$17,484	$5,290
As of January 31, 2022, unrecognized tax benefits would not have any impact on the Company’s effective tax rate if recognized.
The Company continues to monitor and apply its permanent reinvestment of foreign earnings assertion under the rules of the Tax Act. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $3.4 million of undistributed earnings from non-U.S. operations as of January 31, 2022 because the Company intends to reinvest such earnings indefinitely outside of the United States. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. The Company has estimated the amount of unrecognized deferred tax liability related to these earnings to be approximately $0.5 million.
The Company is not currently under Internal Revenue Service, state, or foreign income tax examination with the exception of an audit in France for which the Company does not expect a material outcome. The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in the United States for federal and certain states. All tax years remain open to examination for both federal and state purposes as a result of the net operating loss and credit carryforwards. The Company files foreign tax returns in various foreign jurisdictions These foreign returns are open to examination for the fiscal years ending January 31, 2014 through January 31, 2021.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted into U.S. federal law on March 27, 2020. The CARES Act provided numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company evaluated the provisions of the CARES Act and concluded that there was no material impact on its financial statements. The tax effects of other related foreign government assistance enacted into law in response to the Covid-19 pandemic are also not material to the Company.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022. Based on the evaluation of our disclosure controls and procedures as of January 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2022. The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2022 and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements

(2) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts
The table below details the activity of the allowance for doubtful accounts and the deferred tax asset valuation allowance for the years ended January 31, 2022, 2021 and 2020 (in thousands):

	Balance at Beginning of Year	Additions	Usage (Deductions)	Balance at End of Year
Year ended January 31, 2022
Allowance for doubtful accounts	$6,024	$4,749	$(5,807)	$4,966
Deferred tax asset valuation allowance	374,790	302,493	—	677,283
Year ended January 31, 2021
Allowance for doubtful accounts	$2,515	$5,181	$(1,672)	$6,024
Deferred tax asset valuation allowance	136,876	237,914	—	374,790
Year ended January 31, 2020
Allowance for doubtful accounts	$1,539	$4,502	$(3,526)	$2,515
Deferred tax asset valuation allowance	101,502	35,374	—	136,876
All other financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 9, 2018, by and among the Company, Mammoth Merger Sub, Inc., ObjectLabs Corporation and Shareholder Representative Services LLC	10-Q	001-38240	2.1	12/16/18

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/17

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/17

3.3	Certificate of Retirement	8-K	001-38240	3.1	6/16/20

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/17

4.2	Fifth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated October 2, 2013	S-1	333-220557	4.2	9/21/17

4.3	Indenture, dated as of January 14, 2020, by and between MongoDB, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	1/14/20

4.4	Form of Global Note, representing MongoDB, Inc.’s 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38240	4.2	1/14/20

4.5	Description of Registered Securities	10-K	001-38240	4.7	3/22/21

10.1#	2008 Stock Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder, as amended to date	S-1	333-220557	10.1	9/21/17

10.2#	Amended and Restated 2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Award Agreement thereunder	S-1/A	333-220557	10.2	10/6/17

10.3#	Amended and Restated Form of Restricted Stock Unit Award Agreement, effective as of March 1, 2022					x

10.4#	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2016 Equity Incentive Plan	10-K	001-38240	10.3	3/30/18

10.5#	2016 China Stock Appreciation Rights Plan and Form of China Stock Appreciation Rights Award Agreement	S-1/A	333-220557	10.3	10/6/17

10.6#	2017 Employee Stock Purchase Plan	S-1/A	333-220557	10.4	10/6/17

10.7#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-220557	10.5	9/21/17

10.8#	Second Amended and Restated Offer Letter, dated December 20, 2021, by and between the Registrant and Dev Ittycheria					x

10.9#	Second Amended and Restated Offer Letter, dated December 21, 2021, by and between the Registrant and Michael Gordon					x

10.10#	Amended and Restated Employment Agreement, dated January 10, 2022, by and between MongoDB Switzerland GmbH and Cedric Pech					x

10.11#	Amended and Restated Offer Letter, dated December 21, 2021, by and between the Registrant and Mark Porter					x

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.12	Lease, between PGREF I 1633 Broadway Tower, L.P. and MongoDB, Inc., dated December 14, 2017	10-K	001-38240	10.12	3/30/18

10.13	Purchase Agreement, dated June 25, 2018, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-38240	99.1	6/28/18

10.14	Form of Confirmation for 2018 Capped Call Transactions	8-K	001-38240	99.2	6/28/18

10.15	Purchase Agreement, dated January 9, 2020, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Barclays Capital, Inc. and Citigroup Global Markets, Inc.	8-K	001-38240	99.1	1/14/20

10.17	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-38240	99.2	1/14/20

21.1	Subsidiaries of the Registrant					x

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: March 18, 2022	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dev Ittycheria	President, Chief Executive Officer and Director	March 18, 2022
Dev Ittycheria	(Principal Executive Officer)

/s/ Michael Gordon	Chief Operating Officer and Chief Financial Officer	March 18, 2022
Michael Gordon	(Principal Financial Officer)

/s/ Thomas Bull	Corporate Controller	March 18, 2022
Thomas Bull	(Principal Accounting Officer)

/s/ Tom Killalea	Director	March 18, 2022
Tom Killalea

/s/ Archana Agrawal	Director	March 18, 2022
Archana Agrawal

/s/ Roelof Botha	Director	March 18, 2022
Roelof Botha

/s/ Hope Cochran	Director	March 18, 2022
Hope Cochran

/s/ Francisco D’Souza	Director	March 18, 2022
Francisco D’Souza

/s/ Charles M. Hazard, Jr.	Director	March 18, 2022
Charles M. Hazard, Jr.

/s/ Dwight Merriman	Director	March 18, 2022
Dwight Merriman

/s/ John McMahon	Director	March 18, 2022
John McMahon