Form 10-Q
period 2022-04-30
MongoDB, Inc.
filed 2022-06-03
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of May 31, 2022, there were 68,114,986 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$456,275	$473,904
Short-term investments	1,372,420	1,352,019
Accounts receivable, net of allowance for doubtful accounts of $4,217 and $4,966 as of April 30, 2022 and January 31, 2022, respectively	164,885	195,383
Deferred commissions	66,754	63,523
Prepaid expenses and other current assets	35,973	32,573
Total current assets	2,096,307	2,117,402
Property and equipment, net	62,761	62,625
Operating lease right-of-use assets	45,248	41,745
Goodwill	57,775	57,775
Acquired intangible assets, net	18,313	20,608
Deferred tax assets	1,963	1,939
Other assets	152,174	147,494
Total assets	$2,434,541	$2,449,588
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,204	$5,234
Accrued compensation and benefits	87,717	112,568
Operating lease liabilities	8,671	8,084
Other accrued liabilities	49,216	48,848
Deferred revenue	351,914	352,001
Total current liabilities	503,722	526,735
Deferred tax liability, non-current	93	81
Operating lease liabilities, non-current	40,279	38,707
Deferred revenue, non-current	23,555	23,179
Convertible senior notes, net	1,137,361	1,136,521
Other liabilities, non-current	56,652	57,665
Total liabilities	1,761,662	1,782,888
Commitments and contingencies (Note7)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 68,160,434 shares issued and 68,061,063 shares outstanding as of April 30, 2022; 67,543,731 shares issued and 67,444,360 shares outstanding as of January 31, 2022	68	67
Additional paid-in capital	1,945,737	1,860,514
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of April 30, 2022 and January 31, 2022	(1,319)	(1,319)
Accumulated other comprehensive loss	(4,679)	(2,928)
Accumulated deficit	(1,266,928)	(1,189,634)
Total stockholders’ equity	672,879	666,700
Total liabilities and stockholders’ equity	$2,434,541	$2,449,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription	$274,581	$174,570
Services	10,866	7,078
Total revenue	285,447	181,648
Cost of revenue:
Subscription	64,569	45,402
Services	13,646	9,126
Total cost of revenue	78,215	54,528
Gross profit	207,232	127,120
Operating expenses:
Sales and marketing	150,268	97,890
Research and development	96,372	64,751
General and administrative	36,532	25,925
Total operating expenses	283,172	188,566
Loss from operations	(75,940)	(61,446)
Other income (expense):
Interest income	624	173
Interest expense	(2,453)	(3,658)
Other income (expense), net	1,621	(437)
Loss before provision for (benefit from) income taxes	(76,148)	(65,368)
Provision for (benefit from) income taxes	1,146	(1,376)
Net loss	$(77,294)	$(63,992)
Net loss per share, basic and diluted	$(1.14)	$(1.04)
Weighted-average shares used to compute net loss per share, basic and diluted	67,706,502	61,361,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Net loss	$(77,294)	$(63,992)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale securities	(2,364)	34
Foreign currency translation adjustment	613	(90)
Other comprehensive loss	(1,751)	(56)
Total comprehensive loss	$(79,045)	$(64,048)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	67,444,360	$67	$1,860,514	$(1,319)	$(2,928)	$(1,189,634)	$666,700
Cumulative effect of accounting change	—	—	—	—	—	—	—
Stock option exercises	235,517	—	1,656	—	—	—	1,656
Vesting of early exercised stock options	—	—	—	—	—	—	—
Vesting of restricted stock units	381,178	1	—	—	—	—	1
Stock-based compensation	—	—	83,566	—	—	—	83,566
Conversion of convertible senior notes	8	—	1	—	—	—	1
Unrealized loss on available-for-sale securities	—	—	—	—	(2,364)	—	(2,364)
Foreign currency translation adjustment	—	—	—	—	613	—	613
Net loss	—	—	—	—	—	(77,294)	(77,294)
Balances as of April 30, 2022	68,061,063	$68	$1,945,737	$(1,319)	$(4,679)	$(1,266,928)	$672,879

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances as of January 31, 2021	60,898,451	$61	$932,332	$(1,319)	$(704)	$(935,403)	$(5,033)
Cumulative effect of accounting change	—	—	(309,381)	—	—	52,635	(256,746)
Stock option exercises	483,787	1	3,539	—	—	—	3,540
Vesting of early exercised stock options	—	—	10	—	—	—	10
Vesting of restricted stock units	341,939	—	—	—	—	—	—
Stock-based compensation	—	—	50,914	—	—	—	50,914
Conversion of convertible senior notes	372,096	—	2,999	—	—	—	2,999
Unrealized gain on available-for-sale securities	—	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	(63,992)	(63,992)
Balances as of April 30, 2021	62,096,273	$62	$680,413	$(1,319)	$(760)	$(946,760)	$(268,364)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities
Net loss	$(77,294)	$(63,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,787	3,251
Stock-based compensation	83,566	50,914
Amortization of debt issuance costs	840	1,427
Amortization of finance right-of-use assets	994	994
Amortization of operating right-of-use assets	2,018	1,522
Deferred income taxes	(61)	(1,585)
Accretion of discount on short-term investments	2,231	1,527
Gain on non-marketable securities	(1,751)	—
Unrealized foreign exchange loss	581	315
Change in operating assets and liabilities:
Accounts receivable	28,740	35,145
Prepaid expenses and other current assets	(3,293)	(9,027)
Deferred commissions	(4,722)	(5,882)
Other long-term assets	(358)	23
Accounts payable	1,023	224
Accrued liabilities	(23,016)	(17,152)
Operating lease liabilities	(2,192)	(1,027)
Deferred revenue	152	9,749
Other liabilities, non-current	329	3,791
Net cash provided by operating activities	11,574	10,217
Cash flows from investing activities
Purchases of property and equipment	(2,538)	(627)
Acquisition, net of cash acquired	—	(4,469)
Investment in non-marketable securities	(1,119)	(936)
Proceeds from maturities of marketable securities	75,000	100,000
Purchases of marketable securities	(100,146)	(101,479)
Net cash used in investing activities	(28,803)	(7,511)
Cash flows from financing activities
Proceeds from exercise of stock options	1,656	3,539
Principal repayments of finance leases	(595)	(1,199)
Repayments of convertible senior notes attributable to principal	—	(27,594)
Net cash provided by (used in) financing activities	1,061	(25,254)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,467)	(94)
Net decrease in cash, cash equivalents and restricted cash	(17,635)	(22,642)
Cash, cash equivalents and restricted cash, beginning of period	474,420	430,222
Cash, cash equivalents and restricted cash, end of period	$456,785	$407,580
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$1,589	$995
Interest expense, net	$755	$819
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$456,275	$407,055
Restricted cash, non-current	510	525
Total cash, cash equivalents and restricted cash	$456,785	$407,580
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
MongoDB, Inc. (“MongoDB” or the “Company”) was originally incorporated in the state of Delaware in November 2007 under the name 10Gen, Inc. In August 2013, the Company changed its name to MongoDB, Inc. The Company is headquartered in New York City. MongoDB is the leading modern, general purpose database platform. The Company’s robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy the Company’s platform at scale in the cloud, on-premise or in a hybrid environment. In addition to selling subscriptions to its software, the Company provides post-contract support, training and consulting services for its offerings. The Company’s fiscal year ends on January 31.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of April 30, 2022, the interim condensed consolidated statements of stockholders’ equity (deficit) for the three months ended April 30, 2022 and 2021, the interim condensed consolidated statements of operations and of comprehensive loss for the three months ended April 30, 2022 and 2021 and the interim condensed consolidated statements of cash flows for the three months ended April 30, 2022 and 2021 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of April 30, 2022, its statements of stockholders’ equity (deficit) as of April 30, 2022 and 2021, its results of operations and of comprehensive loss for the three months ended April 30, 2022 and 2021 and its statements of cash flows for the three months ended April 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2023 or for any other future year or interim period.
The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. The condensed balance sheet data as of January 31, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Form 10-K”).
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in the Company’s 2022 Form 10-K.

3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of April 30, 2022 and January 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of April 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$288,993	$—	$—	$288,993
Short-term investments:
U.S. government treasury securities	1,372,420	—	—	1,372,420
Total financial assets	$1,661,413	$—	$—	$1,661,413

	Fair Value Measurement as of January 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$331,221	$—	$—	$331,221
Short-term investments:
U.S. government treasury securities	1,352,019	—	—	1,352,019
Total financial assets	$1,683,240	$—	$—	$1,683,240
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of April 30, 2022 and January 31, 2022. As of April 30, 2022, unrealized losses on our U.S. government treasury securities were approximately $5.8 million, net of tax. The increase in market interest rates as of April 30, 2022 has resulted in unrealized losses on these securities. The Company intends to hold these securities to maturity and, as a result, does not expect to realize these losses in its financial statements. The Company concluded that an allowance for credit losses was unnecessary for short-term investments as of April 30, 2022. Gross realized gains and losses were not material for each of the three-month periods ended April 30, 2022 and 2021.
Convertible Senior Notes
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at April 30, 2022 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.
Non-marketable Securities
As of April 30, 2022 and January 31, 2022, the total amount of non-marketable equity and debt securities included in other assets on the Company’s condensed consolidated balance sheets were $7.7 million and $4.8 million, respectively. During the three months ended April 30, 2022, the Company invested an additional $1.1 million of its cash in non-marketable equity securities. In addition, the Company recognized a gain on certain of these non-marketable securities of $1.8 million during the three months ended April 30, 2022. No gain or loss was recognized for the three months ended April 30, 2021.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2022 Form 10-K for further information. The Company considers these assets as Level 3 within the fair value hierarchy. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities.

4. Goodwill and Acquired Intangible Assets, Net
There were no material changes to goodwill carrying amounts during the three months ended April 30, 2022. The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows (in thousands):

	April 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(24,517)	$13,583	2.4
Customer relationships	15,200	(10,470)	4,730	1.6
Total	$53,300	$(34,987)	$18,313

	January 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(22,982)	$15,118	2.6
Customer relationships	15,200	(9,710)	5,490	1.8
Total	$53,300	$(32,692)	$20,608
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $2.3 million and $2.2 million for the three months ended April 30, 2022 and 2021, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s condensed consolidated statements of operations.
As of April 30, 2022, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2023	$6,885
2024	8,505
2025	2,130
2026	680
2027	113
Total	$18,313

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Convertible Senior Notes
The net carrying amounts of the Company’s convertible notes were as follows for the periods presented (in thousands):

	April 30, 2022	January 31, 2022
	2026 Notes	2026 Notes
Principal	$1,149,986	$1,149,988
Unamortized debt issuance costs	(12,625)	(13,467)
Net carrying amount	$1,137,361	$1,136,521

As of April 30, 2022, the estimated fair value (Level 2) of the outstanding 2026 Notes (as defined herein), which is utilized solely for disclosure purposes, was approximately $2.1 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
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
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2022 Form 10-K for further information on the 2026 Notes.
During the three months ended April 30, 2022, the conditional conversion feature of the 2026 Notes was triggered as the last reported sale price of the Company's common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on April 30, 2022 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are currently convertible, in whole or in part, at the option of the holders from May 1, 2022 through July 31, 2022. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
During the three months ended April 30, 2022, certain holders elected to redeem an immaterial aggregate principal amount of the 2026 Notes. The Company elected to settle the redemption through the issuance of common stock. The Company may elect to repay the 2026 Notes in cash, shares of the Company’s common stock or a combination of both cash and shares with respect to future conversions of the 2026 Notes.
Capped Calls
In connection with the pricing of the issuance of our convertible notes due June 15, 2024 (the “2024 Notes”) and the 2026 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls associated with the 2024 Notes each have an initial strike price of approximately $68.15 per share, subject to certain adjustments, which corresponded to the initial conversion price of the 2024 Notes. These Capped Calls have initial cap prices of $106.90 per share, subject to certain adjustments.
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of its Capped Calls through April 30, 2022.
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2022 Form 10-K for further information on the Capped Calls and the 2024 Notes.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Leases
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
The Company entered into a new agreement to lease office space in Gurgaon, India for a term of five years with total estimated aggregate base rent payments of $7.0 million. This lease commenced and payments began in April 2022.
Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Finance lease cost:
Amortization of finance lease right-of-use assets	$994	$994
Interest on finance lease liabilities	750	819
Operating lease cost	2,564	1,907
Short-term lease cost	537	66
Total lease cost	$4,845	$3,786
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	April 30, 2022	January 31, 2022
Finance Lease:
Property and equipment, net	$30,469	$31,463
Other accrued liabilities (current)	5,257	4,511
Other liabilities, non-current	47,830	49,173
Operating Leases:
Operating lease right-of-use assets	$45,248	$41,745
Operating lease liabilities (current)	8,671	8,084
Operating lease liabilities, non-current	40,279	38,707

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Three Months Ended April 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$750	$819
Operating cash flows from operating leases	2,722	1,506
Financing cash flows from finance lease	595	1,199
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,744	$11,924
Weighted-average remaining lease term (in years):
Finance lease	7.7	8.7
Operating leases	6.6	7.9
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	5.0%	4.3%

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of April 30, 2022 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2023	$6,055	$8,089
2024	8,073	10,364
2025	8,445	8,670
2026	8,711	7,273
2027	8,711	6,155
Thereafter	25,407	16,880
Total minimum payments	65,402	57,431
Less imputed interest	(12,315)	(8,481)
Present value of future minimum lease payments	53,087	48,950
Less current obligations under leases	(5,257)	(8,671)
Non-current lease obligations	$47,830	$40,279

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the three months ended April 30, 2022, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2022 Form 10-K.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property claims, labor and employment claims and breach of contract claims. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. On May 4, 2021, in a consolidated action that includes Realtime's case against MongoDB, the District Court granted certain defendants' motion to dismiss without prejudice, finding that the patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against the Company on May 18, 2021, and the Company moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted the Company's motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. Realtime filed its appellate brief on December 2, 2021 and the defendants (including MongoDB) filed a responsive brief on March 11, 2022. Realtime filed a reply brief on April 29, 2022. The oral argument has not yet been scheduled.
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of claims and litigation are inherently unpredictable, the Company believes that there was less than a reasonable possibility that the Company had incurred a material loss with respect to such loss contingencies, as of April 30, 2022 and January 31, 2022; therefore, the Company has not recorded an accrual for such contingencies.
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

8. Revenue
Disaggregation of Revenue
Based on the information provided to and reviewed by the Company’s Chief Executive Officer (“CEO”), its Chief Operating Decision Maker, the Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets and subscription product categories. The Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The Company also disaggregates its subscription products between its MongoDB Atlas-related offerings and other subscription products, which include MongoDB Enterprise Advanced.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended April 30,
	2022	2021
Primary geographical markets:
Americas	$174,056	$109,476
EMEA	81,969	54,725
Asia Pacific	29,422	17,447
Total	$285,447	$181,648

Subscription product categories and services:
MongoDB Atlas-related	$169,995	$93,510
Other subscription	104,586	81,060
Services	10,866	7,078
Total	$285,447	$181,648
Customers located in the United States accounted for 55% of total revenue for each of the three months ended April 30, 2022 and 2021. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of April 30, 2022 and January 31, 2022 was $375.5 million and $375.2 million, respectively. Approximately 43% and 42% of the total revenue recognized for the three months ended April 30, 2022 and 2021, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of April 30, 2022, the aggregate transaction price allocated to remaining performance obligations was $401.9 million. Approximately 59% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of April 30, 2022 and January 31, 2022, unbilled receivables were $6.4 million and $6.1 million, respectively.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2022	$4,966
Provision	536
Recoveries/write-offs	(1,285)
Balance as of April 30, 2022	$4,217
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $208.1 million and $203.3 million as of April 30, 2022 and January 31, 2022, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s condensed consolidated statement of operations, was $17.6 million for the three months ended April 30, 2022 and $9.7 million for the three months ended April 30, 2021. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to employees and non-statutory stock options to employees, directors or consultants. The Company’s Board of Directors, or a committee thereof, determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. There were no stock options granted during the three months ended April 30, 2022.
The following table summarizes stock option activity for the three months ended April 30, 2022 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
Stock options exercised	(235,517)	7.16
Stock options forfeited and expired	—	—
Balance - April 30, 2022	2,356,377	$7.67	3.8	$824,527
Vested and exercisable - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
Vested and exercisable - April 30, 2022	2,373,165	$7.61	3.8	$824,239
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
The following table summarizes RSU activity for the three months ended April 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2022	3,226,759	$258.85
RSUs granted	1,012,314	317.80
RSUs vested	(381,178)	181.62
RSUs forfeited and canceled	(84,920)	274.86
Unvested - April 30, 2022	3,772,975	$282.11

Executive Performance Share Awards
During the three months ended April 30, 2022, the Company created a long-term performance-based equity award program and granted performance share units (“PSUs”) to the Company’s CEO and certain other executives. The vesting of PSUs is conditioned upon the achievement of certain targets for the year ended January 31, 2023. Upon achievement of those conditions, the PSUs vest annually over a period of three years from the date of grant, subject to the executive’s continued employment with the Company. Each vested PSU entitles the executive to one share of common stock. A PSU performance factor of 100 will result in the targeted number of PSUs being vested. The minimum percentage of PSUs that can vest is zero, with a maximum percentage of 200. On the date of grant, the Company assumed a performance factor of 100, which would result in 74,823 PSUs to be issued, if fully vested.
The grant date fair value of these PSUs was $23.7 million at a performance factor of 100, which was determined by using the closing price of the Company’s stock at the date of grant. Compensation expense is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The Company’s current offering period began December 16, 2021 and is expected to end on June 15, 2022.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of revenue—subscription	$4,467	$2,990
Cost of revenue—services	2,212	1,487
Sales and marketing	30,534	18,876
Research and development	35,483	20,335
General and administrative	10,870	7,226
Total stock-based compensation expense	$83,566	$50,914

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Net Loss Per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding for the period, including stock options, restricted stock units and shares underlying the conversion option of the convertible senior notes. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive due to the net loss reported for each period presented.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss	$(77,294)	$(63,992)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	67,706,502	61,361,670

Net loss per share, basic and diluted	$(1.14)	$(1.04)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2024 Notes and the 2026 Notes. The Company has not exercised any of its Capped Calls as of April 30, 2022.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended April 30,
	2022	2021
Stock options pursuant to the 2016 Equity Incentive Plan	621,307	918,106
Stock options pursuant to the 2008 Stock Incentive Plan	1,836,934	2,755,430
Unvested restricted stock units	3,675,756	3,812,342
Unvested executive PSUs	42,876	—
Early exercised stock options	—	416
Shares underlying the conversion option of the 2024 Notes	—	871,697
Shares underlying the conversion option of the 2026 Notes	5,445,069	5,445,135
Total	11,621,942	13,803,126

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Income Taxes
The Company recorded a provision for income taxes of $1.1 million for the three months ended April 30, 2022 and a benefit from income taxes of $1.4 million for the three months ended April 30, 2021. The provision recorded during the three months ended April 30, 2022 was driven by the increase in global income and the associated foreign taxes as the Company continues its global expansion. The benefit from income taxes for the three months ended April 30, 2021, was due to a reduction in the valuation allowance as a result of goodwill from an immaterial business combination and the impact from the adoption of ASU 2020-06, partially offset by an increase in foreign taxes. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of January 31, 2022, the Company’s net unrecognized tax benefits totaled $22.7 million, which would have no impact on the Company’s effective tax rate if recognized.
The Company continues to monitor and interpret the impact of proposed and enacted global tax legislation, such as the Coronavirus Aid, Relief, and Economic Security Act, and the impact of such tax legislation on the effective tax rate and tax provision thereunder. In addition, the Tax Cuts and Jobs Act of 2017 ("Tax Act") provided for significant changes to the U.S. tax system including the mandatory capitalization of research and experimentation costs starting in the 2022 tax year. The Company is still assessing the impact due to the lack of Treasury Regulations, however, the legislation is not expected to have an impact on the Company's financial statements due to the net operating losses and full valuation allowances. To date, based on the full valuation allowance against the Company’s two most significant tax jurisdictions, the United States and Ireland, the impact of global enacted and proposed legislation has not had an impact on the tax provisions of the financial statements. The Company continues to monitor to ensure both the Company’s financial results and its related tax disclosures are in compliance with any tax legislation.

MONGODB, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Form 10-K”). All information presented herein is based on our fiscal calendar year, which ends January 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, including our expectations regarding our future growth opportunity, revenue and revenue growth, investments, strategy, operating expenses and the anticipated impact of the global economic uncertainty and financial market conditions, caused by the ongoing COVID-19 pandemic and the macroeconomic environment, on our business, results of operations and financial condition. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part 2, Item 1A of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Through our unique document-based architecture, we are able to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of legacy databases. Software applications continue to redefine how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 3,798 as of April 30, 2022, from 2,745 as of April 30, 2021.
We generate revenue primarily from sales of subscriptions, which accounted for 96% of our total revenue for each of the three months ended April 30, 2022 and April 30, 2021.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three months ended April 30, 2022, MongoDB Atlas revenue represented 60%, as compared to 51% of our total revenue during the three months ended April 30, 2021, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly in arrears based on their usage. In

MONGODB, INC.
addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premise or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 33% of our subscription revenue for the three months ended April 30, 2022 and 40% of our subscription revenue for the three months ended April 30, 2021. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 265 million times since February 2009 and over 90 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% of our total revenue for each of the three months ended April 30, 2022 and April 30, 2021. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the data management software market, is forecast to be approximately $85 billion in 2022 growing to approximately $138 billion in 2026, representing a 13% compound annual growth rate. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest heavily to grow our business to take advantage of our market opportunity rather than optimizing for profitability or cash flow in the near term.
Impact of the Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic has continued to impact the United States (“U.S.”) and the world. The full extent of the impact of the ongoing COVID-19 pandemic on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact of new variants of the virus that cause COVID-19; the public health measures taken by authorities and other entities to contain and treat COVID-19; the actions taken to effect a widespread, global roll-out of the available vaccines and the efficacy and durability of such vaccines; and the impact of the COVID-19 pandemic on the global economy and on our current and prospective customers, employees, vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted.
In 2020, we adopted several measures in response to the COVID-19 pandemic, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and replacing in-person marketing events (including our annual developer conference) with virtual events. In 2021, we began to re-open our offices in the United States and certain other locations globally for employees to voluntarily return. In April 2022 we moved forward with our return to office plan, which encompasses a hybrid approach to in-office attendance based on the different needs of teams across the company. Business travel resumed during 2021 on a voluntary basis and we started to hold in-person marketing events. We expect spending on business travel and in-person marketing events to increase during 2022. We continue to monitor the developments of the COVID-19 pandemic and we may adjust our policies as may be required or recommended by federal, foreign, state or local authorities.
We also continue to evaluate the nature and extent of the impact of COVID-19 on our business. For further discussion of the potential impacts of the ongoing COVID-19 pandemic on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Other factors affecting our performance are discussed below, although we caution you that the ongoing COVID-19 pandemic may also impact these factors.

MONGODB, INC.
Key Factors Affecting Our Performance
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of April 30, 2022, we had over 35,200 customers across a wide range of industries and in over 100 countries, compared to over 26,800 customers as of April 30, 2021. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of April 30, 2022, we had over 4,800 customers that were sold through our direct sales force and channel partners, as compared to over 3,300 such customers as of April 30, 2021. These customers, which we refer to as our Direct Sales Customers, accounted for 87% of our subscription revenue for the three months ended April 30, 2022 and 84% of our subscription revenue for the three months ended April 30, 2021. The percentage of our subscription revenue from Direct Sales Customers increased during the three months ended April 30, 2022, in part due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. We had over 33,700 MongoDB Atlas customers as of April 30, 2022 compared to over 25,300 as of April 30, 2021. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
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
Increasing Adoption of MongoDB Atlas
MongoDB Atlas, our hosted multi-cloud offering, is an important part of our run-anywhere strategy. To accelerate the adoption of this database-as-a-service offering, we provide tools to easily migrate existing users of our Community Server offering to MongoDB Atlas. We have also expanded our introductory offerings for MongoDB Atlas, including a free tier, which provides limited processing power and storage in order to drive usage and adoption of MongoDB Atlas among developers. Our MongoDB Atlas free tier offering is available on all three major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure) in North America, Europe and Asia Pacific. In addition, MongoDB Atlas is available on AWS Marketplace, making it easier for AWS customers to buy and consume MongoDB Atlas. Our business partnership with GCP provides deeper product integration and unified billing for GCP customers who are also MongoDB Atlas customers and offers GCP customers a seamless integration between MongoDB Atlas and GCP. The availability of MongoDB Atlas on the Microsoft Azure Marketplace offers unified billing for joint customers of MongoDB Atlas and Microsoft and makes it easier for established Azure customers to purchase and use MongoDB Atlas.
We have also expanded the functionality available in MongoDB Atlas beyond that of our Community Server offering. We expect this will drive further adoption of MongoDB Atlas as companies migrate mission-critical applications to the public cloud. The enterprise capabilities that we have introduced to MongoDB Atlas include advanced security features, enterprise-standard authentication and database auditing. We have invested significantly in MongoDB Atlas and our ability to drive the adoption of MongoDB Atlas is a key component of our growth strategy.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the three months ended April 30, 2022, we believe we experienced a macroeconomic impact on the growth of existing applications, which affected our revenue growth. We expect the macroeconomic environment to continue to impact us for the remainder of the year. In addition, our customers expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology

MONGODB, INC.
infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our database within their organization. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,379 and 1,057 as of April 30, 2022 and 2021, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. Our net ARR expansion rate has consistently been over 120% demonstrating our ability to expand within existing customers.

Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is comprised of term licenses and hosted as-a-service solutions. Subscriptions to term licenses include technical support and access to new software versions on a when-and-if available basis. Revenue from our term licenses is recognized upfront for the license component and ratably for the technical support and when-and-if available update components. Associated contracts are typically billed annually in advance. Revenue from our hosted as‑a‑service solutions is primarily generated on a usage basis and is billed either in arrears or paid upfront. The majority of our subscription contracts are one year in duration. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis. Our subscription contracts are generally non-cancelable and non-refundable.
Services Revenue. Services revenue is comprised of consulting and training services and is recognized over the period of delivery of the applicable services. We recognize revenue from services agreements as services are delivered.
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, customer usage patterns, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions, delivery of professional services, the impact of significant transactions and seasonality of or fluctuations in usage for our consumption‑based customers.
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

MONGODB, INC.
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
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses and benefits, and stock‑based compensation for administrative functions including finance, legal, human resources and external legal and accounting fees, as well as allocated overhead. We expect general and administrative expense to increase in absolute dollars over time as we continue to invest in the growth of our business, as well as incur the ongoing costs of compliance associated with being a publicly-traded company.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, interest expense, gains and losses on investments and gains and losses from foreign currency transactions.
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
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on U.S., U.K. and Ireland net deferred tax assets, as it is more likely than not that some or all of the deferred tax assets will not be realized.
We continue to monitor and interpret the impact of proposed and enacted global tax legislation, such as the Coronavirus Aid, Relief, and Economic Security Act, and the impact of such legislation on the effective tax rate and tax provision thereunder. In addition, the Tax Cuts and Jobs Act of 2017 ("Tax Act") provided for significant changes to the U.S. tax system including the mandatory capitalization of Research and Experimentation costs starting in the 2022 tax year. The Company is still assessing the impact due to lack of Treasury Regulations, however the legislation is not expected to have an

MONGODB, INC.
impact on the Company's financial statements due to the net operating losses and full valuation allowances. To date, based on the full valuation allowance against our two most significant tax jurisdictions, the United States and Ireland, the impact of global enacted and proposed legislation has not had an impact on the tax provisions of the financial statements. We continue to monitor to ensure both our financial results and our related tax disclosures are in compliance with any tax legislation.
Three Months Ended April 30, 2022 Summary
For the three months ended April 30, 2022, our total revenue increased to $285.4 million as compared to $181.6 million for the three months ended April 30, 2021, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $77.3 million for the three months ended April 30, 2022 as compared to $64.0 million for the three months ended April 30, 2021, as improvement in gross profit was offset by higher sales and marketing spend and research and development costs during the three months ended April 30, 2022.
Our operating cash flow was $11.6 million and $10.2 million for the three months ended April 30, 2022 and 2021, respectively.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended April 30,
	2022	2021
Consolidated Statements of Operations Data:
Revenue:
Subscription	$274,581	$174,570
Services	10,866	7,078
Total revenue	285,447	181,648
Cost of revenue:
Subscription(1)	64,569	45,402
Services(1)	13,646	9,126
Total cost of revenue	78,215	54,528
Gross profit	207,232	127,120
Operating expenses:
Sales and marketing(1)	150,268	97,890
Research and development(1)	96,372	64,751
General and administrative(1)	36,532	25,925
Total operating expenses	283,172	188,566
Loss from operations	(75,940)	(61,446)
Other expense, net	(208)	(3,922)
Loss before provision for (benefit from) income taxes	(76,148)	(65,368)
Provision for (benefit from) income taxes	1,146	(1,376)
Net loss	$(77,294)	$(63,992)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of revenue—subscription	$4,467	$2,990
Cost of revenue—services	2,212	1,487
Sales and marketing	30,534	18,876
Research and development	35,483	20,335
General and administrative	10,870	7,226
Total stock‑based compensation expense	$83,566	$50,914

MONGODB, INC.

	Three Months Ended April 30,
	2022	2021
Percentage of Revenue Data:
Revenue:
Subscription	96%	96%
Services	4%	4%
Total revenue	100%	100%
Cost of revenue:
Subscription	22%	25%
Services	5%	5%
Total cost of revenue	27%	30%
Gross profit	73%	70%
Operating expenses:
Sales and marketing	53%	54%
Research and development	34%	36%
General and administrative	13%	14%
Total operating expenses	100%	104%
Loss from operations	(27)%	(34)%
Other expense, net	—%	(2)%
Loss before provision for (benefit from) income taxes	(27)%	(36)%
Provision for (benefit from) income taxes	—%	(1)%
Net loss	(27)%	(35)%

Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2022	2021	$	%
Subscription	$274,581	$174,570	$100,011	57%
Services	10,866	7,078	3,788	54%
Total revenue	$285,447	$181,648	$103,799	57%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $100.0 million primarily due to an increase of $91.9 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The growth in services revenue was driven primarily by the increased delivery of consulting services.

MONGODB, INC.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2022	2021	$	%
Subscription cost of revenue	$64,569	$45,402	$19,167	42%
Services cost of revenue	13,646	9,126	4,520	50%
Total cost of revenue	78,215	54,528	23,687	43%
Gross profit	$207,232	$127,120	$80,112	63%
Gross margin	73%	70%
Subscription	76%	74%
Services	(26)%	(29)%
The increase in subscription cost of revenue was primarily due to a $15.0 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $3.0 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $3.0 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization, and a $1.1 million increase in professional fees for support services as we scale the business. Total headcount in our support and services organizations increased 36% from April 30, 2021 to April 30, 2022.
Our overall gross margin improved to 73%. Our subscription gross margin increased to 76% as efficiencies realized in managing our third-party cloud infrastructure costs more than offset the negative margin impact from the increasing percentage of revenue from MongoDB Atlas. The impact of higher services personnel costs and stock-based compensation resulted in negative services gross margin.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2022	2021	$	%
Sales and marketing	$150,268	$97,890	$52,378	54%
The increase in sales and marketing expense included $32.4 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 1,864 as of April 30, 2022 from 1,281 as of April 30, 2021, which includes non-quota-carrying hires in sales operations, customer success and marketing. A portion of the increased personnel costs was due to higher payroll taxes related to the vesting of restricted stock units and stock option exercises, which was impacted by our higher average stock price as compared to the prior year. Sales and marketing expense also increased $15.9 million from costs associated with our higher headcount, including higher commissions expense and higher travel costs related to in-person events. In addition, sales and marketing expenses increased by $2.6 million due to increased spending on marketing programs.
Research and Development

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2022	2021	$	%
Research and development	$96,372	$64,751	$31,621	49%
The increase in research and development expense was primarily driven by a $27.0 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 32%. A portion of the increased personnel costs was due to higher payroll taxes related to the vesting of restricted stock units and stock option exercises, which was impacted by our higher average stock price as compared to the prior year. Research and development expense also increased $3.4 million from costs associated with our higher headcount, including higher third-party infrastructure costs and higher facilities and computer hardware and software expenses.

MONGODB, INC.
General and Administrative

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2022	2021	$	%
General and administrative	$36,532	$25,925	$10,607	41%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $7.5 million higher personnel costs and stock-based compensation. A portion of the increased personnel costs was due to higher payroll taxes related to the vesting of restricted stock units and stock option exercises, which was impacted by our higher average stock price as compared to the prior year.
Other Expense, Net

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2022	2021	$	%
Other expense, net	$(208)	$(3,922)	$3,714	(95)%
Other expense, net, for the three months ended April 30, 2022 decreased primarily due to gain on investments, related to our non-marketable securities, as well as lower interest expense following the redemption of convertible securities.
Provision for (Benefit from) Income Taxes

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2022	2021	$	%
Provision for (benefit from) income taxes	$1,146	$(1,376)	$2,522	(183)%
The provision for income taxes during the three months ended April 30, 2022 was primarily due to adjustments to the increase in global income and the associated foreign taxes as the Company continues its global expansion. The benefit from income taxes for the three months ended April 30, 2021, was due to a reduction in the valuation allowance as a result of goodwill from an immaterial business combination and the impact from the adoption of ASU 2020-06, partially offset by an increase in foreign taxes.

MONGODB, INC.
Liquidity and Capital Resources
As of April 30, 2022, our principal sources of liquidity were cash, cash equivalents, short‑term investments and restricted cash totaling $1.8 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of April 30, 2022, we had an accumulated deficit of $1.3 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from the macroeconomic environment, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our platform, the continuing market acceptance of our subscriptions and services and the impact of the ongoing COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the ongoing COVID-19 pandemic on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Three Months Ended April 30,
	2022	2021
Net cash provided by operating activities	$11,574	$10,217
Net cash used in investing activities	(28,803)	(7,511)
Net cash provided by (used in) financing activities	1,061	(25,254)
Operating Activities
Cash provided by operating activities during the three months ended April 30, 2022 was $11.6 million primarily driven by an increase in our cash collections reflecting overall growth of our sales and our expanding customer base. Accordingly, our accounts receivable decreased by $28.7 million. In addition, our net loss of $77.3 million, included non‑cash charges of $83.6 million for stock‑based compensation, $3.8 million for depreciation and amortization, $3.0 million for lease-related charges and $2.2 million for accretion of discount on our short-term investments. Partially offsetting these benefits to our operating cash flow were a decrease of $23.0 million in accrued liabilities and a decrease of $4.7 million in deferred commissions, driven primarily by higher commissions paid during the three months ended April 30, 2022, as well as higher prepaid expenses of $3.3 million.

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

Investing Activities
Cash used in investing activities during the three months ended April 30, 2022 was $28.8 million, primarily due to cash used to purchase marketable securities, net of maturities, of $25.1 million. In addition, we used $2.5 million for purchases of property and equipment and $1.1 million to invest in additional non-marketable securities.

MONGODB, INC.
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
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2022 was $1.1 million, due to proceeds from the exercise of stock options, partly offset by principal repayments of finance leases.
Cash used in financing activities during the three months ended April 30, 2021 was $25.3 million, primarily to repay a portion of the principal upon the conversion of the 2024 Notes redeemed during the period, as well as $1.2 million used for principal repayments of finance leases, partially offset by $3.5 million in proceeds from the exercises of stock options.

Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and operating results from time to time. We may experience variability and reduced comparability of our quarterly revenue and operating results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license. We may also experience fluctuations as MongoDB Atlas revenue is recorded on a consumption basis and varies with usage, including due to seasonal factors. As MongoDB Atlas revenue continues to increase as a percentage of total revenue, these fluctuations may have a greater impact on our results of operations. We believe that seasonal fluctuations that we have experienced in the past may continue in the future.

Contractual Obligations and Commitments
During the three months ended April 30, 2022, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2022 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
There have been no material changes in our critical accounting estimates from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 Form 10-K.

Recent Accounting Pronouncements
None.

MONGODB, INC.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business. The uncertainty that exists with respect to the global economic impact of the ongoing COVID-19 pandemic has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of April 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $1.8 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of April 30, 2022.
In January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement (the “2026 Notes”). The fair value of the 2026 Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the 2026 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the 2026 Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the 2026 Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three-month periods ended April 30, 2022 and 2021. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of April 30, 2022 and January 31, 2022, the total amount of non-marketable securities included in other assets on our balance sheet was $7.7 million and $4.8 million.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, on March 12, 2019, Realtime filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. On May 4, 2021, in a consolidated action that includes Realtime's case against MongoDB, the District Court granted certain defendants' motion to dismiss without prejudice, finding that the patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against us on May 18, 2021, and we moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted our motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. Realtime filed its appellate brief on December 2, 2021 and the defendants (including MongoDB) filed a responsive brief on March 11, 2022. Realtime filed a reply brief on April 29, 2022. The oral brief argument has not yet been scheduled.
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
Risk Factors Summary
Investing in our common stock involves a high degree of risk because we are subject to numerous risks and uncertainties that could negatively impact our business, financial condition and results of operations, as more fully described below. These risks and uncertainties include, but are not limited to, the following:
•Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and materially and adversely affect our results of operations.
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
•Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding their usage of software and related services. Any decline in our customer renewals or failure to

MONGODB, INC.
convince our customers to broaden their usage of subscription offerings and related services could materially and adversely harm our business, results of operations and financial condition.
•We currently face significant competition and expect that intense competition will continue.
•If we do not effectively expand our sales and marketing organization, we may be unable to add new customers or increase sales to our existing customers.
•Our decision to offer Community Server under the Server Side Public License (“SSPL”) may harm the adoption of Community Server.
•We have invested significantly in our MongoDB Atlas offering and, if we fail to continue to attract new MongoDB Atlas customers or retain and expand within existing customers, our business, results of operations and financial condition could be harmed.
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
Risks Related to Our Business and Industry
Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and materially and adversely affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the ongoing COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Further, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets,

MONGODB, INC.
disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.

Additionally, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. As a result of these factors, our revenues may be affected by both decreased customer acquisition and lower than anticipated revenue growth from existing customers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have material and adverse consequences on us, the third parties on whom we rely or our customers. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material and adverse effect on our business, financial condition or results of operations.

Further, to the extent there is a sustained general economic downturn and our database software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings and related services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be materially and adversely affected.

The ongoing COVID-19 pandemic, related economic downturn and measures taken in response could materially and adversely impact our business, financial condition and results of operations.

Beginning in March 2020, we took measures intended to help minimize the risk of the SARS-CoV-2 virus to our employees, our customers and the communities in which we participate, which measures could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. In 2021, we began to re-open our offices in the United States and certain other locations globally for employees to voluntarily return. In April 2022, we moved forward with our return to office plan which encompasses a hybrid approach to in-office attendance based on the different needs of teams across the company. While certain travel bans and other restrictions that were implemented at the beginning of the pandemic were relaxed earlier in the year, due to the identification of the Omicron variant of the SARS-CoV-2 virus, among other developments, some of these restrictions were re-imposed, and new restrictions may be implemented. Business travel resumed during 2021 on a voluntary basis and we started to hold some in-person marketing events. Although our travel costs for the year ended January 31, 2022 were below pre-pandemic levels, we expect spending on business travel and in-person marketing events to increase during 2022. We continue to monitor the situation related to the COVID-19 pandemic, and we may adjust our policies as may be required or recommended by federal, foreign, state or local authorities.

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

MONGODB, INC.
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
In particular, the ongoing COVID-19 pandemic, attempts by governments and private organizations to address the pandemic and the associated global economic uncertainty may prevent us or our employees, contractors, suppliers, customers and other business partners from conducting certain business activities, which could materially and adversely impact our business, financial results and results of operations. In the initial stages of the pandemic, business activities were severely curtailed as a result of shelter-in-place and similar orders. Such orders or restrictions and the perception that such orders or restrictions could occur have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our contractors, suppliers, customers and other business partners. As the COVID-19 pandemic has continued and the most stringent limitations on the conduct of in-person business have been lifted, many state, local and foreign governments have continued to put in place, and may in the future re-institute or put in place travel restrictions, limitations on indoor occupancy, masking and/or vaccination requirements and similar government orders and restrictions in order to control the spread of the disease. The ongoing COVID-19 pandemic, including actions by governmental and private actors in response to the pandemic, including vaccination mandates, could adversely affect workforces, customers, economies and financial markets globally, potentially leading to a sustained economic downturn. While it is not possible at this time to predict the duration and extent of the impact that the ongoing COVID-19 pandemic could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, including known variants and other potentially more contagious variants of the SARS-CoV-2 virus, the measures taken by governments, businesses and other organizations in response to COVID-19 and the associated global economic uncertainty could materially and adversely impact our business, financial condition or results of operations.

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
We were incorporated in 2007 and introduced MongoDB Community Server in 2009, MongoDB Enterprise Advanced in 2013 and MongoDB Atlas in 2016. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to accurately predict future growth. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing adoption or usage of MongoDB or demand for our subscription offerings and related services, reduced conversion of users of our free offerings to paying customers, increasing competition, changes to technology or our intellectual property or our failure, for any reason, to continue to capitalize on growth opportunities. We have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

MONGODB, INC.
We have a history of losses and as our costs increase, we may not be able to generate sufficient revenue to achieve or sustain profitability.
We have incurred net losses in each period since our inception and we had an accumulated deficit of $1.3 billion as of April 30, 2022. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Because we derive substantially all of our revenue from our database platform, failure of this platform to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects.
We derive and expect to continue to derive substantially all of our revenue from our database platform. As such, market adoption of our database platform is critical to our continued success. Demand for our platform is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected.
Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding their usage of software and related services. Any decline in our customer renewals or failure to convince our customers to broaden their usage of subscription offerings and related services could materially and adversely harm our business, results of operations and financial condition.

Our subscription offerings are term-based and a majority of our subscription contracts were one year in duration in fiscal year 2022. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services, including increasing their usage and workloads with us. Historically, some of our customers have elected not to renew their subscriptions with us or have not expanded their usage of our services over time for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ usage of our software, our business, results of operations and financial condition could materially and adversely affected.

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

MONGODB, INC.
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

MONGODB, INC.
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
Our decision to offer Community Server under the SSPL may harm the adoption of Community Server.
On October 16, 2018, we announced that we were changing the license for Community Server from the AGPL to a new software license, the SSPL. The SSPL builds on the spirit of the AGPL, but includes an explicit condition that any organization attempting to exploit MongoDB as a service must open source the software that it uses to offer such service. Since the SSPL is a new license and has not been interpreted by any court, developers and the companies they work for may be hesitant to adopt Community Server because of uncertainty around the provisions of the SSPL and how it will be interpreted and enforced. In addition, the SSPL has not been approved by the Open Source Initiative, nor has it been included in the Free Software Foundation’s list of free software licenses. This may negatively impact the adoption of Community Server, which in turn could lead to reduced brand and product awareness, ultimately leading to a decline in paying customers and our ability to grow our business or achieve profitability may be harmed.
We have invested significantly in our MongoDB Atlas offering and, if we fail to continue to attract new MongoDB Atlas customers or retain and expand within existing customers, our business, results of operations and financial condition could be harmed.
We introduced MongoDB Atlas in June 2016 and we have directed and intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness. Although MongoDB Atlas has seen rapid adoption since its commercial launch, we cannot guarantee that rate of adoption will continue at the same pace or at all. If we are unsuccessful in our efforts to increase customer adoption of MongoDB Atlas or retain and expand within existing customers, or if we do so in a way that is not profitable or fails to compete successfully against our current or future competitors, our business, results of operations and financial condition could be harmed.

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

MONGODB, INC.
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
In addition to risks related to license requirements, the use of third-party open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties. In addition, licensors of open source software included in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with our licensing model and thus could, among other consequences, prevent us from incorporating the software subject to the modified license.
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

MONGODB, INC.
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

MONGODB, INC.
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
•changes in political and economic conditions, in domestic or international markets;
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, the ongoing COVID-19 pandemic could result in material adverse changes in our results of operations and its related political, social and economic impacts may continue to spread. Moreover, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the COVID-19 pandemic, the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.

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
Our recent growth has placed and future growth will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We will need to continue to improve our operational, financial and management processes and controls and our reporting systems and procedures to manage the expected growth of our operations and personnel, which will require significant expenditures and allocation of valuable management and employee resources. If we fail to implement these infrastructure improvements effectively, our ability to ensure the uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Further, if we do not effectively manage the growth of our business and operations, the quality of our products and services could suffer, the preservation of our culture, values and entrepreneurial environment may change and we may not be able to adequately address competitive challenges. This could impair our ability to attract new customers,

MONGODB, INC.
retain existing customers and expand their use of our products and services, all of which would adversely affect our brand, overall business, results of operations and financial condition.
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
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce pose increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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

MONGODB, INC.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, California enacted the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020. The CCPA introduced new requirements regarding the handling of personal data of California consumers and households. The law gives individuals the right to request access to and deletion of their personal data and the right to opt out of sales of their personal data. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. In addition, a new California ballot initiative, the California Privacy Rights Act (the “CPRA”), was passed in November 2020. Effective January 1, 2023, the CPRA will impose additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and increase our compliance costs and potential liability with respect to personal information we collect about California residents. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
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

MONGODB, INC.
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
Some of the foreign data protection laws, including, without limitation, the GDPR, may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A and Switzerland. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal data to countries outside of the E.E.A. that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the United Kingdom similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or require us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
If we do not continue to maintain and develop our corporate culture, we may be unable to execute effectively and foster the innovation, creativity and entrepreneurial spirit we believe we need to support our growth, which could harm our business.
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
The risks we face in connection with any acquisitions include:
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
We record all fair value adjustments of our non-marketable securities through the consolidated statements of operations. As a result, we may experience additional volatility to our statements of operations due to the valuation and timing of observable price changes or impairments of our non-marketable securities. Our ability to mitigate this volatility in any given period may be impacted by our contractual obligations to hold securities for a set period of time. All of our investments, especially our non-marketable securities, are subject to a risk of a partial or total loss of investment capital. Changes in the fair value or partial or total loss of investment capital of these individual companies could be material to our financial statements and negatively impact our business and financial results.
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
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly new and complex tax laws, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. Additionally, both the COVID-19 pandemic and new flexible work policies have increased and are likely to continue to increase the complexity of our payroll tax practices and may lead to challenges with our payments to tax authorities. Furthermore, authorities in the many jurisdictions in which we operate or have employees could review our tax returns and impose additional tax, interest and penalties and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of certain tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

The enactment of legislation implementing changes in U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may impact our evidence supporting a full valuation allowance or increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Potential tax reform in the United States may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. Furthermore, the Biden Administration has proposed tax legislation under the “Build Back Better Act” (“BBBA”) highlighting potential reversal and revision of key provisions of the Act. As the BBBA is only proposed legislation and has not yet been passed by Congress and enacted into law, we have not yet determined the impact on our effective tax rate, though we continue to monitor the progression of the Biden Administration’s proposals. We are currently unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2022, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes. A lack of future taxable income would adversely affect our ability to utilize these net operating losses (“NOLs”) before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

MONGODB, INC.
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
As of April 30, 2022, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the ongoing COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world

MONGODB, INC.
economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which the ongoing COVID-19 pandemic may continue to impact our business is uncertain; however, we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
We are subject to risks related to our environmental, social, and governance activities and disclosures.

We are in the process of developing our sustainability initiatives. The implementation of such initiatives may require considerable investment and if these initiatives are not perceived to be adequate, our reputation could be harmed.

Additionally, there can be no assurance that our reporting frameworks and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers.

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
We release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the impact of the ongoing COVID-19 pandemic and the macroeconomic environment, which are inherently difficult to predict. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the ongoing COVID-19 pandemic, the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability, any of which or combination thereof could materially and adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

MONGODB, INC.
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
The conditional conversion feature of the 2026 Notes was triggered during the three months ended April 30, 2022, as the last reported sale price of our common stock was more than or equal to 130% of the applicable conversion price for each series of Notes for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2021 (the last trading day of the fiscal quarter). Therefore, the 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from May 1, 2021 through July 31, 2021. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.
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

MONGODB, INC.
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
None.
(c)Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

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

MONGODB, INC.

Date: June 3, 2022	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)