Form 10-Q
period 2022-07-31
MongoDB, Inc.
filed 2022-09-02
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of August 30, 2022, there were 68,707,084 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$651,420	$473,904
Short-term investments	1,144,192	1,352,019
Accounts receivable, net of allowance for doubtful accounts of $4,960 and $4,966 as of July 31, 2022 and January 31, 2022, respectively	213,267	195,383
Deferred commissions	72,069	63,523
Prepaid expenses and other current assets	27,566	32,573
Total current assets	2,108,514	2,117,402
Property and equipment, net	61,604	62,625
Operating lease right-of-use assets	46,418	41,745
Goodwill	57,779	57,775
Acquired intangible assets, net	16,018	20,608
Deferred tax assets	2,163	1,939
Other assets	159,102	147,494
Total assets	$2,451,598	$2,449,588
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,303	$5,234
Accrued compensation and benefits	83,806	112,568
Operating lease liabilities	9,163	8,084
Other accrued liabilities	73,916	48,848
Deferred revenue	350,709	352,001
Total current liabilities	524,897	526,735
Deferred tax liability, non-current	95	81
Operating lease liabilities, non-current	40,437	38,707
Deferred revenue, non-current	24,462	23,179
Convertible senior notes, net	1,138,200	1,136,521
Other liabilities, non-current	55,339	57,665
Total liabilities	1,783,430	1,782,888
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 68,785,903 shares issued and 68,686,532 shares outstanding as of July 31, 2022; 67,543,731 shares issued and 67,444,360 shares outstanding as of January 31, 2022	69	67
Additional paid-in capital	2,059,405	1,860,514
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of July 31, 2022 and January 31, 2022	(1,319)	(1,319)
Accumulated other comprehensive loss	(4,194)	(2,928)
Accumulated deficit	(1,385,793)	(1,189,634)
Total stockholders’ equity	668,168	666,700
Total liabilities and stockholders’ equity	$2,451,598	$2,449,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription	$291,607	$191,381	$566,188	$365,951
Services	12,053	7,366	22,919	14,444
Total revenue	303,660	198,747	589,107	380,395
Cost of revenue:
Subscription	71,435	50,955	136,004	96,357
Services	16,842	9,747	30,488	18,873
Total cost of revenue	88,277	60,702	166,492	115,230
Gross profit	215,383	138,045	422,615	265,165
Operating expenses:
Sales and marketing	181,598	109,377	331,866	207,267
Research and development	108,037	72,396	204,409	137,147
General and administrative	40,591	28,803	77,123	54,728
Total operating expenses	330,226	210,576	613,398	399,142
Loss from operations	(114,843)	(72,531)	(190,783)	(133,977)
Other income (expense):
Interest income	1,680	157	2,304	330
Interest expense	(2,429)	(2,556)	(4,882)	(6,214)
Other income (expense), net	(224)	(665)	1,397	(1,102)
Loss before provision for income taxes	(115,816)	(75,595)	(191,964)	(140,963)
Provision for income taxes	3,049	1,538	4,195	162
Net loss	$(118,865)	$(77,133)	$(196,159)	$(141,125)
Net loss per share, basic and diluted	$(1.74)	$(1.22)	$(2.88)	$(2.26)
Weighted-average shares used to compute net loss per share, basic and diluted	68,334,464	63,426,694	68,025,687	62,411,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(118,865)	$(77,133)	$(196,159)	$(141,125)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	1,163	(86)	(1,201)	(52)
Foreign currency translation adjustment	(678)	566	(65)	476
Other comprehensive income (loss)	485	480	(1,266)	424
Total comprehensive loss	$(118,380)	$(76,653)	$(197,425)	$(140,701)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	67,444,360	$67	$1,860,514	$(1,319)	$(2,928)	$(1,189,634)	$666,700
Cumulative effect of accounting change	—	—	—	—	—	—	—
Stock option exercises	235,517	—	1,656	—	—	—	1,656
Vesting of early exercised stock options	—	—	—	—	—	—	—
Vesting of restricted stock units	381,178	1	—	—	—	—	1
Stock-based compensation	—	—	83,566	—	—	—	83,566
Conversion of convertible senior notes	8	—	1	—	—	—	1
Unrealized loss on available-for-sale securities	—	—	—	—	(2,364)	—	(2,364)
Foreign currency translation adjustment	—	—	—	—	613	—	613
Net loss	—	—	—	—	—	(77,294)	(77,294)
Balances as of April 30, 2022	68,061,063	$68	$1,945,737	$(1,319)	$(4,679)	$(1,266,928)	$672,879
Stock option exercises	163,986	—	1,332	—	—	—	1,332
Vesting of restricted stock units	388,483	1	—	—	—	—	1
Stock-based compensation	—	—	96,554	—	—	—	96,554
Conversion of convertible senior notes	18	—	5	—	—	—	5
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	72,982	—	15,777	—	—	—	15,777
Unrealized gain on available-for-sale securities	—	—	—	—	1,163	—	1,163
Foreign currency translation adjustment	—	—	—	—	(678)	—	(678)
Net loss	—	—	—	—	—	(118,865)	(118,865)
Balances as of July 31, 2022	68,686,532	$69	$2,059,405	$(1,319)	$(4,194)	$(1,385,793)	$668,168

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

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(196,159)	$(141,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,745	6,622
Stock-based compensation	180,120	108,619
Amortization of debt issuance costs	1,685	2,319
Amortization of finance right-of-use assets	1,987	1,988
Amortization of operating right-of-use assets	4,458	3,232
Deferred income taxes	(302)	(2,378)
Accretion of discount on short-term investments	4,076	2,994
Gain on non-marketable securities	(1,694)	—
Unrealized foreign exchange (gain) loss	(1,144)	1,044
Change in operating assets and liabilities:
Accounts receivable	(19,480)	16,323
Prepaid expenses and other current assets	4,908	(5,849)
Deferred commissions	(16,555)	(16,456)
Other long-term assets	(862)	(52)
Accounts payable	2,161	447
Accrued liabilities	(201)	1,467
Operating lease liabilities	(4,549)	(2,595)
Deferred revenue	331	9,791
Other liabilities, non-current	378	4,068
Net cash used in operating activities	(33,097)	(9,541)
Cash flows from investing activities
Purchases of property and equipment	(5,152)	(2,332)
Acquisition, net of cash acquired	—	(4,469)
Investment in non-marketable securities	(1,119)	(1,136)
Proceeds from maturities of marketable securities	400,000	275,000
Purchases of marketable securities	(197,614)	(403,986)
Net cash provided by (used in) investing activities	196,115	(136,923)
Cash flows from financing activities
Proceeds from exercise of stock options	2,988	5,745
Proceeds from issuance of common stock, net of issuance costs	—	889,564
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	15,777	12,963
Principal repayments of finance leases	(1,882)	(2,415)
Repayments of convertible senior notes attributable to principal	—	(27,594)
Net cash provided by financing activities	16,883	878,263
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,395)	(502)
Net increase in cash, cash equivalents and restricted cash	177,506	731,297
Cash, cash equivalents and restricted cash, beginning of period	474,420	430,222
Cash, cash equivalents and restricted cash, end of period	$651,926	$1,161,519
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$4,233	$2,362
Interest expense	$2,925	$3,281
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$651,420	$1,160,996
Restricted cash, non-current	506	523
Total cash, cash equivalents and restricted cash	$651,926	$1,161,519
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated balance sheet as of July 31, 2022, the interim condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended July 31, 2022 and 2021, the interim condensed consolidated statements of operations and of comprehensive loss for the three and six months ended July 31, 2022 and 2021 and the interim condensed consolidated statements of cash flows for the six months ended July 31, 2022 and 2021 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of July 31, 2022, its statements of stockholders’ equity (deficit) as of July 31, 2022 and 2021, its results of operations and of comprehensive loss for the three and six months ended July 31, 2022 and 2021 and its statements of cash flows for the six months ended July 31, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these interim condensed consolidated financial statements related to the three- and six-month periods are also unaudited. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2023 or for any other future year or interim period.
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
The ongoing COVID-19 pandemic and global macroeconomic conditions, including rising interest rates and inflation, continue to impact demand and supply for a broad variety of goods and services, including demand from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time.
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

3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of July 31, 2022 and January 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of July 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$520,528	$—	$—	$520,528
Short-term investments:
U.S. government treasury securities	1,144,192	—	—	1,144,192
Total financial assets	$1,664,720	$—	$—	$1,664,720

	Fair Value Measurement as of January 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$331,221	$—	$—	$331,221
Short-term investments:
U.S. government treasury securities	1,352,019	—	—	1,352,019
Total financial assets	$1,683,240	$—	$—	$1,683,240
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of July 31, 2022 and January 31, 2022. As of July 31, 2022, unrealized losses on our U.S. government treasury securities were approximately $4.6 million. The increase in market interest rates as of July 31, 2022 has resulted in unrealized losses on these securities. The Company intends to hold these securities to maturity and, as a result, does not expect to realize these losses in its financial statements. The Company concluded that an allowance for credit losses was unnecessary for short-term investments as of July 31, 2022. Gross realized gains and losses were not material for each of the three- and six-month periods ended July 31, 2022 and 2021.
Convertible Senior Notes
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at July 31, 2022 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.
Non-marketable Securities
As of July 31, 2022 and January 31, 2022, the total amount of non-marketable equity and debt securities included in other assets on the Company’s condensed consolidated balance sheets were $7.7 million and $4.8 million, respectively. During the six months ended July 31, 2022, the Company invested an additional $1.1 million of its cash in non-marketable equity securities. In addition, the Company recognized a gain on certain of these non-marketable securities of $1.7 million during the six months ended July 31, 2022. No gain or loss was recognized for the three and six months ended July 31, 2021.

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

4. Goodwill and Acquired Intangible Assets, Net
There were no material changes to goodwill carrying amounts during the six months ended July 31, 2022. The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows (in thousands):

	July 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(26,052)	$12,048	2.2
Customer relationships	15,200	(11,230)	3,970	1.3
Total	$53,300	$(37,282)	$16,018

	January 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(22,982)	$15,118	2.6
Customer relationships	15,200	(9,710)	5,490	1.8
Total	$53,300	$(32,692)	$20,608
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $2.3 million and $4.6 million for the three and six months ended July 31, 2022, respectively, and $2.3 million and $4.5 million for the three and six months ended July 31, 2021, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s interim unaudited condensed consolidated statements of operations.
As of July 31, 2022, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2023	$4,590
2024	8,505
2025	2,130
2026	680
2027	113
Total	$16,018

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Convertible Senior Notes
The net carrying amounts of the Company’s convertible notes were as follows for the periods presented (in thousands):

	July 31, 2022	January 31, 2022
	2026 Notes	2026 Notes
Principal	$1,149,982	$1,149,988
Unamortized debt issuance costs	(11,782)	(13,467)
Net carrying amount	$1,138,200	$1,136,521

As of July 31, 2022, the estimated fair value (Level 2) of the outstanding 2026 Notes (as defined herein), which is utilized solely for disclosure purposes, was approximately $1.8 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
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
During the three months ended July 31, 2022, the conditional conversion feature of the 2026 Notes was triggered as the last reported sale price of the Company's common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2022 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are currently convertible, in whole or in part, at the option of the holders from August 1, 2022 through October 31, 2022. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
During the three and six months ended July 31, 2022, certain holders elected to redeem an immaterial aggregate principal amount of the 2026 Notes. The Company elected to settle the redemption through the issuance of common stock. The Company may elect to repay the 2026 Notes in cash, shares of the Company’s common stock or a combination of both cash and shares with respect to future conversions of the 2026 Notes.
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
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of its Capped Calls through July 31, 2022.
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2022 Form 10-K for further information on the Capped Calls and the 2024 Notes.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Leases
The Company has entered into non-cancelable operating and finance lease agreements, principally real estate for office space globally. The Company may receive renewal or expansion options, leasehold improvement allowances or other incentives on certain lease agreements. Lease terms range from one to 12 years and may include renewal options, which the company deems reasonably certain to be renewed. The exercise of the lease renewal option is at the company's discretion.
The Company entered into a new agreement to lease office space in Gurgaon, India for a term of five years with total estimated aggregate base rent payments of $7.0 million. This lease commenced and payments began in April 2022.
Lease Costs
The components of the Company’s lease costs included in its interim unaudited condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Finance lease cost:
Amortization of finance lease right-of-use assets	$993	$994	$1,987	$1,988
Interest on finance lease liabilities	732	802	1,482	1,621
Operating lease cost	3,051	2,261	5,615	4,168
Short-term lease cost	605	133	1,142	199
Total lease cost	$5,381	$4,190	$10,226	$7,976
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	July 31, 2022	January 31, 2022
Finance Lease:
Property and equipment, net	$29,476	$31,463
Other accrued liabilities (current)	5,331	4,511
Other liabilities, non-current	46,470	49,173
Operating Leases:
Operating lease right-of-use assets	$46,418	$41,745
Operating lease liabilities (current)	9,163	8,084
Operating lease liabilities, non-current	40,437	38,707

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Six Months Ended July 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$1,482	$1,621
Operating cash flows from operating leases	5,706	3,626
Financing cash flows from finance lease	1,882	2,415
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,649	$12,073
Weighted-average remaining lease term as of period end (in years):
Finance lease	7.4	8.4
Operating leases	6.1	7.7
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	5.2%	4.3%

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of July 31, 2022 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2023	$4,037	$5,680
2024	8,073	11,885
2025	8,445	10,184
2026	8,711	7,904
2027	8,711	6,023
Thereafter	25,407	16,507
Total minimum payments	63,384	58,183
Less imputed interest	(11,583)	(8,583)
Present value of future minimum lease payments	51,801	49,600
Less current obligations under leases	(5,331)	(9,163)
Non-current lease obligations	$46,470	$40,437

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the six months ended July 31, 2022, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2022 Form 10-K.

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
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, as of July 31, 2022 and January 31, 2022, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Primary geographical markets:
Americas	$185,796	$120,827	$359,852	$230,303
EMEA	84,627	57,582	166,596	112,307
Asia Pacific	33,237	20,338	62,659	37,785
Total	$303,660	$198,747	$589,107	$380,395

Subscription product categories and services:
MongoDB Atlas-related	$193,354	$111,756	$363,349	$205,267
Other subscription	98,253	79,625	202,839	160,684
Services	12,053	7,366	22,919	14,444
Total	$303,660	$198,747	$589,107	$380,395
Customers located in the United States accounted for 55% of total revenue for both the three and six months ended July 31, 2022 and 54% of total revenue for both the three and six months ended July 31, 2021. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, was $375.2 million for each of July 31, 2022 and January 31, 2022. Approximately 36% of the total revenue recognized for each of the six months ended July 31, 2022 and 2021 was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of July 31, 2022, the aggregate transaction price allocated to remaining performance obligations was $400.2 million. Approximately 62% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2022 and January 31, 2022, unbilled receivables were $7.5 million and $6.1 million, respectively.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2022	$4,966
Provision	2,471
Recoveries/write-offs	(2,477)
Balance as of July 31, 2022	$4,960
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $219.9 million and $203.3 million as of July 31, 2022 and January 31, 2022, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim unaudited condensed consolidated statement of operations, was $18.9 million and $36.5 million for the three and six months ended July 31, 2022, respectively, and $10.5 million and $20.2 million for the three and six months ended July 31, 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to employees and non-statutory stock options to employees, directors or consultants. The Company’s Board of Directors, or a committee thereof, determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. There were no stock options granted during the six months ended July 31, 2022.
The following table summarizes stock option activity for the six months ended July 31, 2022 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
Stock options exercised	(399,503)	7.48
Stock options forfeited and expired	(809)	5.72
Balance - July 31, 2022	2,191,582	$7.45	3.6	$668,474
Vested and exercisable - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
Vested and exercisable - July 31, 2022	2,191,582	$7.45	3.6	$668,474
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
The following table summarizes RSU activity for the six months ended July 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2022	3,226,759	$258.85
RSUs granted	1,318,086	307.47
RSUs vested	(769,661)	206.09
RSUs forfeited and canceled	(198,402)	282.14
Unvested - July 31, 2022	3,576,782	$286.83

Executive Performance Share Awards
During three months ended April 30, 2022, the Company created a long-term performance-based equity award program and granted performance share units (“PSUs”) to the Company’s CEO and certain other executives. The vesting of PSUs is conditioned upon the achievement of certain targets for the year ended January 31, 2023. Upon achievement of those conditions, the PSUs vest annually over a period of three years from the date of grant, subject to the executive’s continued employment with the Company. Each vested PSU entitles the executive to one share of common stock. A PSU performance factor of 100 will result in the targeted number of PSUs being vested. The minimum percentage of PSUs that can vest is zero, with a maximum percentage of 200. On the date of grant, the Company assumed a performance factor of 100, which would result in 74,823 PSUs to be issued, if fully vested.
The grant date fair value of these PSUs was $23.7 million at a performance factor of 100, which was determined by using the closing price of the Company’s stock at the date of grant. Compensation expense is being recognized over the requisite service period based on the probability of the performance conditions being satisfied using the accelerated attribution method.
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. In June 2022, the Company issued 72,982 shares of its common stock under the 2017 ESPP. The Company’s current offering period began June 16, 2022 and ends on December 15, 2022.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenue—subscription	$5,009	$3,399	$9,476	$6,389
Cost of revenue—services	2,560	1,465	4,772	2,952
Sales and marketing	35,653	21,082	66,187	39,958
Research and development	40,642	23,687	76,125	44,022
General and administrative	12,690	8,072	23,560	15,298
Total stock-based compensation expense	$96,554	$57,705	$180,120	$108,619

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(118,865)	$(77,133)	$(196,159)	$(141,125)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	68,334,464	63,426,694	68,025,687	62,411,295

Net loss per share, basic and diluted	$(1.74)	$(1.22)	$(2.88)	$(2.26)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2024 Notes and the 2026 Notes. The Company has not exercised any of its Capped Calls as of July 31, 2022.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Stock options pursuant to the 2016 Equity Incentive Plan	584,405	815,591	602,856	866,849
Stock options pursuant to the 2008 Stock Incentive Plan	1,666,919	2,422,645	1,751,927	2,589,037
Unvested restricted stock units	3,851,114	3,691,436	3,763,435	3,780,079
Unvested executive PSUs	81,557	—	81,557	—
Early exercised stock options	—	—	—	205
Shares underlying the conversion option of the 2024 Notes	—	27,513	—	449,605
Shares underlying the conversion option of the 2026 Notes	5,445,050	5,445,121	5,445,059	5,445,128
Total	11,629,045	12,402,306	11,644,834	13,130,903

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Income Taxes
The Company recorded a provision for income taxes of $3.0 million and $4.2 million for the three and six months ended July 31, 2022, respectively, and a provision for income taxes of $1.5 million and $0.2 million for the three and six months ended July 31, 2021, respectively. The provision recorded during the three and six months ended July 31, 2022 was driven by the increase in global income and the associated foreign taxes as the Company continues its global expansion. The provision recorded during the three and six months ended July 31, 2021 was driven by the increase in global income and the associated foreign taxes as the Company continued its global expansion, partially offset by the second quarter release of the valuation allowance as a result of goodwill recorded associated with an immaterial business combination and the impact from the adoption of ASU 2020-06. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
The Company continues to monitor and interpret the impact of proposed and enacted global tax legislation, such as the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”). To date, based on the net operating losses and full valuation allowances against the Company’s two most significant tax jurisdictions, the United States and Ireland, the impact of global enacted and proposed legislation has not had an impact on the tax provisions of the financial statements. The Company continues to monitor to ensure both the Company’s financial results and its related tax disclosures are in compliance with any tax legislation.

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

Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Through our unique document-based architecture, we are able to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of legacy databases. Software applications continue to redefine how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 4,240 as of July 31, 2022, from 2,934 as of July 31, 2021.
We generate revenue primarily from sales of subscriptions, which accounted for 96% of our total revenue for each of the three and six months ended July 31, 2022 and July 31, 2021.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three and six months ended July 31, 2022, MongoDB Atlas revenue represented 64% and 62%, respectively, as compared to 56% and 54% of our total revenue during the three and six months ended July 31, 2021, respectively, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers

MONGODB, INC.
are charged monthly in arrears based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premise or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 28% and 31% of our subscription revenue for the three and six months ended July 31, 2022, respectively, and 36% and 38% of our subscription revenue for the three and six months ended July 31, 2021, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 300 million times since February 2009 and over 100 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% of our total revenue for each of the three and six months ended July 31, 2022 and July 31, 2021. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
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
In 2020, we adopted several measures in response to the COVID-19 pandemic, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and replacing in-person marketing events (including our annual developer conference) with virtual events. In 2021, we began to re-open our offices in the United States and certain other locations globally for employees to voluntarily return. In April 2022 we moved forward with our return to office plan, which encompasses a hybrid approach to in-office attendance based on the different needs of teams across the company. Business travel resumed during 2021 on a voluntary basis and we started to hold in-person marketing events. During the three months ended July 31, 2022, we experienced an increase in business travel, in-person marketing events, and office-related costs. We expect these and other costs to increase during the year ended January 31, 2023 and result in higher charges compared to the prior year. We continue to monitor the developments of the COVID-19 pandemic and we may adjust our policies as may be required or recommended by federal, foreign, state or local authorities.
We also continue to evaluate the nature and extent of the impact of COVID-19 on our business. For further discussion of the potential impacts of the ongoing COVID-19 pandemic on our business, operating results, and financial condition, see

MONGODB, INC.
the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Other factors affecting our performance are discussed below, although we caution you that the ongoing COVID-19 pandemic may also impact these factors.

Key Factors Affecting Our Performance
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of July 31, 2022, we had over 37,000 customers across a wide range of industries and in over 100 countries, compared to over 29,000 customers as of July 31, 2021. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of July 31, 2022, we had over 5,400 customers that were sold through our direct sales force and channel partners, as compared to over 3,600 such customers as of July 31, 2021. These customers, which we refer to as our Direct Sales Customers, accounted for 86% and 87% of our subscription revenue for the three and six months ended July 31, 2022, respectively, and 84% of our subscription revenue for both the three and six months ended July 31, 2021. The percentage of our subscription revenue from Direct Sales Customers increased during both the three and six months ended July 31, 2022, in part due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. We had over 35,500 MongoDB Atlas customers as of July 31, 2022 compared to over 27,500 as of July 31, 2021. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
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
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional

MONGODB, INC.
capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the three and six months ended July 31, 2022, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth for the remainder of the year. In addition, our customers expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our database within their organization. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,462 and 1,126 as of July 31, 2022 and 2021, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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

MONGODB, INC.
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

MONGODB, INC.
We continue to monitor and interpret the impact of proposed and enacted global tax legislation, such as the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”). To date, based on the net operating losses and full valuation allowances against our two most significant tax jurisdictions, the United States and Ireland, the impact of global enacted and proposed legislation has not had an impact on the tax provisions of the financial statements. We continue to monitor to ensure both our financial results and our related tax disclosures are in compliance with any tax legislation.
Three and Six Months Ended July 31, 2022 Summary
For the three months ended July 31, 2022, our total revenue increased to $303.7 million as compared to $198.7 million for the three months ended July 31, 2021, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $118.9 million for the three months ended July 31, 2022 as compared to $77.1 million for the three months ended July 31, 2021, as improvement in gross profit was offset by higher sales and marketing spend and research and development costs during the three months ended July 31, 2022.
For the six months ended July 31, 2022, our total revenue increased to $589.1 million as compared to $380.4 million for the six months ended July 31, 2021, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $196.2 million for the six months ended July 31, 2022 as compared to $141.1 million for the six months ended July 31, 2021, primarily driven by increased sales and marketing and research and development costs during the three months ended July 31, 2022.
Our operating cash flow was $(33.1) million and $(9.5) million for the six months ended July 31, 2022 and 2021, respectively.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Consolidated Statements of Operations Data:
Revenue:
Subscription	$291,607	$191,381	$566,188	$365,951
Services	12,053	7,366	22,919	14,444
Total revenue	303,660	198,747	589,107	380,395
Cost of revenue:
Subscription(1)	71,435	50,955	136,004	96,357
Services(1)	16,842	9,747	30,488	18,873
Total cost of revenue	88,277	60,702	166,492	115,230
Gross profit	215,383	138,045	422,615	265,165
Operating expenses:
Sales and marketing(1)	181,598	109,377	331,866	207,267
Research and development(1)	108,037	72,396	204,409	137,147
General and administrative(1)	40,591	28,803	77,123	54,728
Total operating expenses	330,226	210,576	613,398	399,142
Loss from operations	(114,843)	(72,531)	(190,783)	(133,977)
Other expense, net	(973)	(3,064)	(1,181)	(6,986)
Loss before provision for income taxes	(115,816)	(75,595)	(191,964)	(140,963)
Provision for income taxes	3,049	1,538	4,195	162
Net loss	$(118,865)	$(77,133)	$(196,159)	$(141,125)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of revenue—subscription	$5,009	$3,399	$9,476	$6,389
Cost of revenue—services	2,560	1,465	4,772	2,952
Sales and marketing	35,653	21,082	66,187	39,958
Research and development	40,642	23,687	76,125	44,022
General and administrative	12,690	8,072	23,560	15,298
Total stock‑based compensation expense	$96,554	$57,705	$180,120	$108,619

MONGODB, INC.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Percentage of Revenue Data:
Revenue:
Subscription	96%	96%	96%	96%
Services	4%	4%	4%	4%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	23%	26%	23%	25%
Services	6%	5%	5%	5%
Total cost of revenue	29%	31%	28%	30%
Gross profit	71%	69%	72%	70%
Operating expenses:
Sales and marketing	60%	55%	56%	55%
Research and development	36%	36%	35%	36%
General and administrative	13%	14%	13%	14%
Total operating expenses	109%	105%	104%	105%
Loss from operations	(38)%	(36)%	(32)%	(35)%
Other expense, net	—%	(2)%	—%	(2)%
Loss before provision for income taxes	(38)%	(38)%	(32)%	(37)%
Provision for income taxes	1%	1%	1%	—%
Net loss	(39)%	(39)%	(33)%	(37)%

Comparison of the Three Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Subscription	$291,607	$191,381	$100,226	52%
Services	12,053	7,366	4,687	64%
Total revenue	$303,660	$198,747	$104,913	53%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $100.2 million primarily due to an increase of $90.9 million from our Direct Sales Customers, inclusive of Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by the increased delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Subscription cost of revenue	$71,435	$50,955	$20,480	40%
Services cost of revenue	16,842	9,747	7,095	73%
Total cost of revenue	88,277	60,702	27,575	45%
Gross profit	$215,383	$138,045	$77,338	56%
Gross margin	71%	69%
Subscription	76%	73%
Services	(40)%	(32)%

MONGODB, INC.
The increase in subscription cost of revenue was primarily due to a $16.2 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, although we continue to realize efficiencies in our third-party cloud infrastructure costs as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $3.1 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $4.3 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization, and a $1.4 million increase in costs driven by an increase in the volume of consulting and training services. Total headcount in our support and services organizations increased 38% from July 31, 2022 to July 31, 2021.
Our overall gross margin increased to 71%. Our subscription gross margin benefited from efficiencies realized in managing our third-party cloud infrastructure costs, offset by the negative impact from the increasing percentage of revenue from MongoDB Atlas. The impact of higher services personnel costs and stock based compensation and lower utilization rate resulted in a lower services gross margin.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Sales and marketing	$181,598	$109,377	$72,221	66%
The increase in sales and marketing expense included $38.1 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 2,159 as of July 31, 2022 from 1,380 as of July 31, 2021, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $24.9 million from costs associated with our higher headcount, including higher travel costs related to in-person events, higher commissions expense and higher computer hardware and software expenses. In addition, sales and marketing expenses increased by $7.0 million due to increased spending on marketing programs, including the return to in-person attendance for our MongoDB World event.
Research and Development

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Research and development	$108,037	$72,396	$35,641	49%
The increase in research and development expense was primarily driven by a $29.1 million increase in personnel costs and stock-based compensation as we grew our research and development headcount by 31%. Research and development expense also increased due to higher computer hardware and software expenses, higher travel costs and higher office-related expenses driven by higher headcount. Travel costs and office-related expenses increased also due to the easing of restrictions related to the COVID-19 pandemic.
General and Administrative

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
General and administrative	$40,591	$28,803	$11,788	41%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in an increase of $9.0 million in personnel costs and stock-based compensation. In addition, general and administrative expense increased due to higher professional services fees and higher travel costs. The increase in travel costs was primarily driven by higher headcount and the easing of restrictions related to the COVID-19 pandemic.

MONGODB, INC.
Other Expense, Net

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Other expense, net	$(973)	$(3,064)	$2,091	(68)%
Other expense, net for the three months ended July 31, 2022 decreased primarily due to higher interest income from our short-term investments.
Provision for Income Taxes

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Provision for income taxes	$3,049	$1,538	$1,511	98%
The provision for income taxes during the three months ended July 31, 2022 was primarily due to global income and the associated foreign taxes as the Company continues its global expansion. The provision for income taxes during the three months ended July 31, 2021 was primarily due to foreign taxes as we continued our global expansion.

Comparison of the Six Months Ended July 31, 2022 and 2021
Revenue

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Subscription	$566,188	$365,951	$200,237	55%
Services	22,919	14,444	8,475	59%
Total revenue	$589,107	$380,395	$208,712	55%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $200.2 million primarily due to an increase of $182.8 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The growth in services revenue was driven primarily by the increased delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Subscription cost of revenue	$136,004	$96,357	$39,647	41%
Services cost of revenue	30,488	18,873	11,615	62%
Total cost of revenue	166,492	115,230	51,262	44%
Gross profit	$422,615	$265,165	$157,450	59%
Gross margin	72%	70%
Subscription	76%	74%
Services	(33)%	(31)%
The increase in subscription cost of revenue was primarily due to a $31.2 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $6.1 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $7.3 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization, and a $2.5 million increase in costs driven by an increase in the volume of consulting and training services. Total headcount in our support and services organizations increased 38% from July 31, 2021 to July 31, 2022.

MONGODB, INC.
Our overall gross margin improved to 72%. Our subscription gross margin increased to 76% as efficiencies realized in managing our third-party cloud infrastructure costs more than offset the negative margin impact from the increasing percentage of revenue from MongoDB Atlas. The impact of higher services personnel costs and stock-based compensation and lower utilization rate resulted in negative services gross margin.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Sales and marketing	$331,866	$207,267	$124,599	60%
The increase in sales and marketing expense included $70.4 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 2,159 as of July 31, 2022 from 1,380 as of July 31, 2021, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $41.1 million from costs associated with our higher headcount, including higher commissions expense, higher travel costs related to in-person events and higher computer hardware and software expenses. In addition, sales and marketing expenses increased by $9.6 million due to increased spending on marketing programs including the return to in-person attendance for our MongoDB World event.
Research and Development

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Research and development	$204,409	$137,147	$67,262	49%
The increase in research and development expense was primarily driven by a $56.1 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 31%. Research and development expense also increased $9.5 million due to higher computer hardware and software expenses, increased third-party infrastructure costs and higher travel costs driven by higher headcount. Travel costs increased also due to the easing of restrictions related to the COVID-19 pandemic.
General and Administrative

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
General and administrative	$77,123	$54,728	$22,395	41%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $16.5 million higher personnel costs and stock-based compensation. In addition, general and administrative expense increased due to higher professional services fees and higher travel costs. The increase in travel costs was primarily driven by higher headcount and the easing of restrictions related to the COVID-19 pandemic.
Other Expense, Net

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Other expense, net	$(1,181)	$(6,986)	$5,805	(83)%
Other expense, net, for the six months ended July 31, 2022 decreased primarily due to gain on investments, related to our non-marketable securities, higher interest income from our short-term investments, as well as lower interest expense following the redemption of convertible securities.

MONGODB, INC.
Provision for Income Taxes

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Provision for income taxes	$4,195	$162	$4,033	2490%
The provision for income taxes during the six months ended July 31, 2022 was primarily due to global income and the associated foreign taxes as the Company continues its global expansion. The provision for income taxes during the six months ended July 31, 2021 was primarily the result of an increase in global income and the associated foreign taxes partially offset by the release of the valuation allowance as a result of goodwill recorded associated with an immaterial business combination and the impact from the adoption of ASU 2020-06.

MONGODB, INC.
Liquidity and Capital Resources
As of July 31, 2022, our principal sources of liquidity were cash, cash equivalents, short‑term investments and restricted cash totaling $1.8 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of July 31, 2022, we had an accumulated deficit of $1.4 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates and inflation, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our platform, the continuing market acceptance of our subscriptions and services and the impact of the ongoing COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the ongoing COVID-19 pandemic on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Six Months Ended July 31,
	2022	2021
Net cash used in operating activities	$(33,097)	$(9,541)
Net cash provided by (used in) investing activities	196,115	(136,923)
Net cash provided by financing activities	16,883	878,263
Operating Activities
Cash used in operating activities during the six months ended July 31, 2022 was $33.1 million. This was primarily driven by our net loss of $196.2 million, which was partially offset by non‑cash charges of $180.1 million for stock‑based compensation, $7.7 million for depreciation and amortization, $6.4 million for lease-related charges and $4.1 million for accretion of discount on our short-term investments. In addition, the continuing growth of our sales and our expanding customer base led to an increase in accounts receivable of $19.5 million and deferred commissions of $16.6 million.

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

Investing Activities
Cash provided by investing activities during the six months ended July 31, 2022 was $196.1 million, primarily due to proceeds from maturities of marketable securities, net of purchases, of $202.4 million. The proceeds were partially offset by $5.2 million of cash used for purchases of property and equipment and $1.1 million of additional investment in non-marketable securities.
Cash used in investing activities during the six months ended July 31, 2021 was $136.9 million, primarily due to cash used to purchase marketable securities, net of maturities, of $129.0 million, and $4.5 million of net cash used for an immaterial acquisition.

MONGODB, INC.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2022 was $16.9 million, due to proceeds from the issuance of common stock under the Employee Stock Purchase Plan and exercises of stock options, partly offset by principal repayments of finance leases.
Cash provided by financing activities during the six months ended July 31, 2021 was $878.3 million, primarily due to net proceeds of $889.2 million from our June 2021 equity offering, which resulted in our issuance of 2,500,000 shares of common stock at an offering price of $365 per share, the issuance of common stock under the Employee Stock Purchase Plan, and exercises of stock options, partly offset by cash used to repay a portion of our 2024 convertible notes upon redemption.

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

Contractual Obligations and Commitments
During the six months ended July 31, 2022, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2022 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of July 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $1.8 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of July 31, 2022.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three-month periods ended July 31, 2022 and 2021. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of July 31, 2022 and January 31, 2022, the total amount of non-marketable securities included in other assets on our balance sheet was $7.7 million and $4.8 million.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022. Based on the evaluation of our disclosure controls and procedures as of July 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the ongoing COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. Similarly, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe and created uncertainty in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Further, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international

MONGODB, INC.
tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.

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

The ongoing COVID-19 pandemic, related economic downturn and measures taken in response to the pandemic could materially and adversely impact our business, financial condition and results of operations.

Beginning in March 2020, we took measures intended to help minimize the risk of the SARS-CoV-2 virus to our employees, our customers and the communities in which we participate, which measures could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. In 2021, we began to re-open our offices in the United States and certain other locations globally for employees to voluntarily return. In April 2022, we moved forward with our return to office plan which encompasses a hybrid approach to in-office attendance based on the different needs of teams across the company. While certain travel bans and other restrictions that were implemented at the beginning of the pandemic were relaxed earlier in the year, due to the identification of novel variants of the SARS-CoV-2 virus, among other developments, some of these restrictions were re-imposed, and new restrictions may be implemented. Business travel resumed during 2021 on a voluntary basis and we started to hold some in-person marketing events. Although our travel costs for the year ended January 31, 2022 were below pre-pandemic levels, we expect spending on business travel and in-person marketing events to increase during 2022. We continue to monitor the situation related to the COVID-19 pandemic, and we may adjust our policies as may be required or recommended by federal, foreign, state or local authorities.

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
We have incurred net losses in each period since our inception and we had an accumulated deficit of $1.4 billion as of July 31, 2022. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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

Our subscription offerings are term-based and a majority of our subscription contracts were one year in duration in fiscal year 2022. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services, including increasing their usage and workloads with us. Historically, some of our customers have elected not to renew their subscriptions with us or have not expanded their usage of our services over time for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ usage of our software, our business, results of operations and financial condition could be materially and adversely affected.

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
Some of our actual and potential competitors, in particular the legacy relational database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, or may be able to devote greater resources than we can to the development, promotion, and sale of their products and services. As we introduce new technologies and product enhancements, such as the ones we announced during fiscal year 2022, and as our existing markets see more market entry, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality compared to our software. These larger competitors are also often in a better position to withstand any significant reduction in technology spending and will therefore not be as susceptible to competition or economic downturns. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate.
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

MONGODB, INC.
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, the ongoing COVID-19 pandemic could result in material adverse changes in our results of operations and its related political, social and economic impacts may continue to spread. Moreover, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the COVID-19 pandemic, the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve recently raised interest rates multiple times, and signaled that they expect additional rate increases throughout the year. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. We also intend to continue to invest significantly to grow our business in the near future rather than optimizing for profitability or cash flows. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.

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
Our current and anticipated growth is expected to place a significant strain on our management, administrative, operational and financial infrastructure. We will need to continue to improve our operational, financial and management processes and controls and our reporting systems and procedures to manage the expected growth of our operations and personnel, which will require significant expenditures and allocation of valuable management and employee resources. If we fail to implement these infrastructure improvements effectively, our ability to ensure the uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Further, if we do not effectively manage the growth of our business and operations, the quality of our products and

MONGODB, INC.
services could suffer, the preservation of our culture, values and entrepreneurial environment may change and we may not be able to adequately address competitive challenges. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, all of which would adversely affect our brand, overall business, results of operations and financial condition.
If our security measures, or those of our service providers, are breached or unauthorized access to personal data or otherwise private or proprietary data is otherwise obtained, our software may be perceived as not being secure, customers may reduce or terminate their use of our software and we may face litigation, regulatory investigations, significant liability and reputational damage.
In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) sensitive information, including personal data and other confidential information of our employees and our customers, confidential business data, trade secrets, and intellectual property. We collect sensitive information from individuals located both in the United States and abroad and may store or process such information outside of the country in which it was collected. We use third-party service providers and subprocessors to help us deliver services to our customers. These third-party service providers and subprocessors may store or process personal data and/or other confidential information of our employees and our customers.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. In addition, sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon whom we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks, that could materially disrupt our systems, operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce pose increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, risks related to cybersecurity will increase as we continue to grow the scale and functionality of our business and process, store, and transit increasingly large amounts of our customers’ information and data, which may include proprietary, confidential or personal data.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, California enacted the California Consumer Privacy Act (the “CCPA”), which introduced new requirements regarding the handling of personal data of California consumers and households. The law gives individuals the right to request access to and deletion of their personal data and the right to opt out of sales of their personal data. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. In addition, it is anticipated that the California Privacy Rights Acts of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA established a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action.The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and increase our compliance costs and potential liability with respect to personal information we collect about California residents. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Furthermore, on May 12, 2021, the Biden administration issued an Executive Order requiring federal agencies to implement additional IT security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit, to the maximum extent consistent with federal records laws and other applicable laws. Additionally, the Executive Order will result in the development of secure software development practices or criteria for a consumer software labeling program and shall reflect a baseline level of secure practices for development of software sold to the U.S. federal government, including requiring developers to maintain greater visibility into their software and making security data publicly available. Due to the Executive Order, federal agencies may require us to modify our cybersecurity practices and policies and increase our compliance costs and, if we are unable to meet the requirements of the Executive Order, it could impede our ability to work with the U.S. government and result in a loss of revenue.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including, but not limited to, the European Economic Area (“E.E.A.”), Switzerland, the United Kingdom (“U.K.”), Canada, Brazil and other countries. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.E.A and Switzerland is subject to the General Data Protection Regulation (the “GDPR”), which came into effect in May 2018, and other European laws governing the processing of personal data. Data protection authorities in the E.E.A. and Switzerland have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher. Further, the GDPR provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests. Since we act as a data processor for our MongoDB Atlas customers, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but because of the ambiguities in the GDPR and the evolving interpretation of the GDPR by data protection authorities, we cannot assure you that such steps are complete or effective. Countries outside Europe, including without limitation Brazil, which recently

MONGODB, INC.
enacted the General Data Protection Law (Lei Geral Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), are implementing significant limitations on the processing of personal data, similar to those in the GDPR. On June 5, 2020, Japan passed amendments to its Act on the Protection of Personal data, or APPI. Both laws broadly regulate the processing of personal data in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.

Some of the foreign data protection laws, including, without limitation, the GDPR, may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A and Switzerland. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal data to countries outside of the E.E.A. that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, the U.K. similarly restricts personal data transfers outside of the U.K. jurisdiction to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or require us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
In addition to the GDPR, other European legislative proposals and present laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the E.E.A. and the U.K., regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities.
In addition, because data privacy and security are critical competitive factors in our industry, we publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data and/or other confidential information. Although we endeavor to comply with our published policies, certifications and documentation, we may at times fail to do so, may be perceived to have failed to do so, or be alleged to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies, certifications and documentation. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even if because of circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.
Because the interpretation and application of data privacy and security laws, regulations, rules and other standards are still uncertain and likely to remain uncertain for the foreseeable future, it is possible that these laws, rules, regulations and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which we may be unable to do in a commercially reasonable manner or at all and which could have an adverse effect on our business. Any inability to adequately address data privacy and security concerns, even if unfounded, or the failure, or perceived failure, to comply with applicable data and privacy laws, regulations and other actual or alleged obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

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
Our ability to successfully pursue our growth strategy and compete effectively also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business, including sales personnel, customer-facing technical personnel and software engineers, is intense, and it may be even more challenging to retain qualified personnel as many companies have moved to offer a remote or hybrid work environment, and considering the

MONGODB, INC.
current period of heightened employee attrition in the United States and other countries. Our recruiting efforts focus on elite organizations and our primary recruiting competition are well-known, high-paying technology companies. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee compensation, which could affect our operating costs and margins, as well as potentially cause dilution to existing stockholders. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.
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
Our leadership team also plays a key role in our corporate culture. We may recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, any of which could adversely impact our corporate culture. In addition, we may need to adapt our corporate culture and work environments to changing circumstances, such as during times of a natural disaster or pandemic, including the ongoing COVID-19 pandemic.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Generally accepted accounting principles in the United States (“GAAP”), are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, SEC proposals on climate-related disclosures may require us to update our accounting or operational policies, processes, or systems to reflect new or amended financial reporting standards. Such changes may adversely affect our business, financial condition and operating results.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our

MONGODB, INC.
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

MONGODB, INC.
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
Potential tax reform globally and in the United States may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. We continue to monitor the progression of new global and U.S. legislation impact on our effective tax rate. We are currently unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.
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

MONGODB, INC.
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
Our business is subject to the risks of earthquakes, fire, floods, pandemics and public health emergencies and other natural catastrophic events and to interruption by man-made problems such as power disruptions, computer viruses, security breaches or terrorism.
As of July 31, 2022, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak

MONGODB, INC.
of a contagious disease, such as the ongoing COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which the ongoing COVID-19 pandemic may continue to impact our business is uncertain; however, we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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

We are in the process of developing our sustainability initiatives. The implementation of such initiatives may require considerable investment and if these initiatives are not perceived to be adequate, or if the positions we take (or choose not to take) on social and ethical issues are unpopular with some of our employees, partners, or with our customers or potential customers, our reputation could be harmed, which could negatively impact our ability to attract or retain employees, partners or customers.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
The conditional conversion feature of the 2026 Notes was triggered during the three months ended July 31, 2022, as the last reported sale price of our common stock was more than or equal to 130% of the applicable conversion price for each series of Notes for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2022 (the last trading day of the fiscal quarter). Therefore, the 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from August 1, 2022 through October 31, 2022. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.
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

MONGODB, INC.
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
None.
(c)Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

MONGODB, INC.
ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.1.1	Certificate of Retirement	8-K	001-38240	3.1	6/16/2020

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/2017

10.1#	2017 Employee Stock Purchase Plan					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
#	Indicates management contract or compensatory plan.

MONGODB, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: September 2, 2022	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)