Form 10-Q
period 2022-10-31
MongoDB, Inc.
filed 2022-12-08
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of December 5, 2022, there were 69,285,760 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$999,674	$473,904
Short-term investments	787,858	1,352,019
Accounts receivable, net of allowance for doubtful accounts of $5,457 and $4,966 as of October 31, 2022 and January 31, 2022, respectively	231,260	195,383
Deferred commissions	77,446	63,523
Prepaid expenses and other current assets	26,017	32,573
Total current assets	2,122,255	2,117,402
Property and equipment, net	59,489	62,625
Operating lease right-of-use assets	43,485	41,745
Goodwill	57,779	57,775
Acquired intangible assets, net	13,723	20,608
Deferred tax assets	1,657	1,939
Other assets	168,798	147,494
Total assets	$2,467,186	$2,449,588
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,734	$5,234
Accrued compensation and benefits	84,443	112,568
Operating lease liabilities	8,645	8,084
Other accrued liabilities	52,826	48,848
Deferred revenue	364,159	352,001
Total current liabilities	517,807	526,735
Deferred tax liability, non-current	406	81
Operating lease liabilities, non-current	37,261	38,707
Deferred revenue, non-current	34,014	23,179
Convertible senior notes, net	1,139,042	1,136,521
Other liabilities, non-current	54,374	57,665
Total liabilities	1,782,904	1,782,888
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 69,355,046 shares issued and 69,255,675 shares outstanding as of October 31, 2022; 67,543,731 shares issued and 67,444,360 shares outstanding as of January 31, 2022	69	67
Additional paid-in capital	2,159,957	1,860,514
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of October 31, 2022 and January 31, 2022	(1,319)	(1,319)
Accumulated other comprehensive loss	(3,791)	(2,928)
Accumulated deficit	(1,470,634)	(1,189,634)
Total stockholders’ equity	684,282	666,700
Total liabilities and stockholders’ equity	$2,467,186	$2,449,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription	$320,756	$217,871	$886,944	$583,822
Services	12,865	9,022	35,784	23,466
Total revenue	333,621	226,893	922,728	607,288
Cost of revenue:
Subscription	77,150	57,378	213,154	153,735
Services	16,502	11,086	46,990	29,959
Total cost of revenue	93,652	68,464	260,144	183,694
Gross profit	239,969	158,429	662,584	423,594
Operating expenses:
Sales and marketing	177,419	120,360	509,285	327,627
Research and development	106,392	82,256	310,801	219,403
General and administrative	39,081	32,581	116,204	87,309
Total operating expenses	322,892	235,197	936,290	634,339
Loss from operations	(82,923)	(76,768)	(273,706)	(210,745)
Other income (expense):
Interest income	6,932	204	9,236	534
Interest expense	(2,497)	(2,597)	(7,379)	(8,811)
Other income (expense), net	(1,318)	117	79	(985)
Loss before provision for income taxes	(79,806)	(79,044)	(271,770)	(220,007)
Provision for income taxes	5,035	2,249	9,230	2,411
Net loss	$(84,841)	$(81,293)	$(281,000)	$(222,418)
Net loss per share, basic and diluted	$(1.23)	$(1.22)	$(4.11)	$(3.49)
Weighted-average shares used to compute net loss per share, basic and diluted	68,916,813	66,386,379	68,325,990	63,750,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(84,841)	$(81,293)	$(281,000)	$(222,418)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	1,139	(298)	(62)	(350)
Foreign currency translation adjustment	(736)	(714)	(801)	(238)
Other comprehensive income (loss)	403	(1,012)	(863)	(588)
Total comprehensive loss	$(84,438)	$(82,305)	$(281,863)	$(223,006)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	67,444,360	$67	$1,860,514	$(1,319)	$(2,928)	$(1,189,634)	$666,700
Cumulative effect of accounting change	—	—	—	—	—	—	—
Stock option exercises	235,517	—	1,656	—	—	—	1,656
Vesting of early exercised stock options	—	—	—	—	—	—	—
Vesting of restricted stock units	381,178	1	—	—	—	—	1
Stock-based compensation	—	—	83,566	—	—	—	83,566
Conversion of convertible senior notes	8	—	1	—	—	—	1
Unrealized loss on available-for-sale securities	—	—	—	—	(2,364)	—	(2,364)
Foreign currency translation adjustment	—	—	—	—	613	—	613
Net loss	—	—	—	—	—	(77,294)	(77,294)
Balances as of April 30, 2022	68,061,063	$68	$1,945,737	$(1,319)	$(4,679)	$(1,266,928)	$672,879
Stock option exercises	163,986	—	1,332	—	—	—	1,332
Vesting of restricted stock units	388,483	1	—	—	—	—	1
Stock-based compensation	—	—	96,554	—	—	—	96,554
Conversion of convertible senior notes	18	—	5	—	—	—	5
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	72,966	—	15,777	—	—	—	15,777
Unrealized gain on available-for-sale securities	—	—	—	—	1,163	—	1,163
Foreign currency translation adjustment	—	—	—	—	(678)	—	(678)
Net loss	—	—	—	—	—	(118,865)	(118,865)
Balances as of July 31, 2022	68,686,516	$69	$2,059,405	$(1,319)	$(4,194)	$(1,385,793)	$668,168
Stock option exercises	199,043	—	1,351	—	—	—	1,351
Vesting of restricted stock units	370,102	—	—	—	—	—	—
Stock-based compensation	—	—	99,198	—	—	—	99,198
Conversion of convertible senior notes	14	—	3	—	—	—	3
Unrealized gain on available-for-sale securities	—	—	—	—	1,139	—	1,139
Foreign currency translation adjustment	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	—	(84,841)	(84,841)
Balances as of October 31, 2022	69,255,675	$69	$2,159,957	$(1,319)	$(3,791)	$(1,470,634)	$684,282

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

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(281,000)	$(222,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,912	9,989
Stock-based compensation	279,318	177,327
Amortization of debt issuance costs	2,530	3,161
Amortization of finance right-of-use assets	2,981	2,981
Amortization of operating right-of-use assets	6,789	5,010
Deferred income taxes	414	(2,711)
Accretion of discount on short-term investments	2,954	4,978
Gain on non-marketable securities	(1,694)	—
Unrealized foreign exchange (gain) loss	(1,554)	503
Change in operating assets and liabilities:
Accounts receivable	(38,260)	(46,892)
Prepaid expenses and other current assets	6,182	(7,220)
Deferred commissions	(29,909)	(34,819)
Other long-term assets	(1,033)	(291)
Accounts payable	2,636	1,127
Accrued liabilities	(18,769)	34,138
Operating lease liabilities	(7,104)	(4,343)
Deferred revenue	23,973	58,498
Other liabilities, non-current	793	5,651
Net cash used in operating activities	(38,841)	(15,331)
Cash flows from investing activities
Purchases of property and equipment	(6,533)	(4,516)
Acquisition, net of cash acquired	—	(4,469)
Investment in non-marketable securities	(2,723)	(2,343)
Proceeds from maturities of marketable securities	1,075,000	400,000
Purchases of marketable securities	(514,047)	(932,250)
Net cash provided by (used in) investing activities	551,697	(543,578)
Cash flows from financing activities
Proceeds from exercise of stock options	4,340	7,591
Proceeds from issuance of common stock, net of issuance costs	—	889,184
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	15,777	12,963
Principal repayments of finance leases	(3,187)	(3,649)
Repayments of convertible senior notes attributable to principal	—	(27,594)
Net cash provided by financing activities	16,930	878,495
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,029)	(1,148)
Net increase in cash, cash equivalents and restricted cash	525,757	318,438
Cash, cash equivalents and restricted cash, beginning of period	474,420	430,222
Cash, cash equivalents and restricted cash, end of period	$1,000,177	$748,660
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$7,254	$3,651
Interest expense	$3,705	$4,066
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$999,674	$748,140
Restricted cash, non-current	503	520
Total cash, cash equivalents and restricted cash	$1,000,177	$748,660
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and in the opinion of management, reflect all adjustments, including normal recurring adjustments, which are considered necessary to fairly state the Company’s financial position and results of operations as of and for the periods presented. All intercompany transactions and accounts have been eliminated. The results of operations for the interim periods should not be considered indicative of results for the full year or for any other future year or interim period.
The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Form 10-K”).
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
The COVID-19 pandemic and global macroeconomic conditions, including rising interest rates and inflation, continue to impact demand and supply for a broad variety of goods and services, including demand from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of October 31, 2022 and January 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of October 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$845,312	$—	$—	$845,312
Short-term investments:
U.S. government treasury securities	787,858	—	—	787,858
Total financial assets	$1,633,170	$—	$—	$1,633,170

	Fair Value Measurement as of January 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$331,221	$—	$—	$331,221
Short-term investments:
U.S. government treasury securities	1,352,019	—	—	1,352,019
Total financial assets	$1,683,240	$—	$—	$1,683,240
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of October 31, 2022 and January 31, 2022. As of October 31, 2022, unrealized losses on our U.S. government treasury securities were approximately $3.5 million. The fluctuations in market interest rates impact the unrealized losses on these securities. The Company intends to hold these securities to maturity and, as a result, does not expect to realize these losses in its financial statements. The Company concluded that an allowance for credit losses was unnecessary for short-term investments as of October 31, 2022. Gross realized gains and losses were not material for each of the three- and nine-month periods ended October 31, 2022 and 2021.
Convertible Senior Notes
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at October 31, 2022 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.
Non-marketable Securities
As of October 31, 2022 and January 31, 2022, the total amount of non-marketable equity and debt securities included in other assets on the Company’s condensed consolidated balance sheets were $9.3 million and $4.8 million, respectively. During the three and nine months ended October 31, 2022, the Company invested an additional $1.6 million and $2.7 million, respectively, of its cash in non-marketable equity securities. In addition, the Company recognized a gain on certain of these non-marketable securities of $1.7 million during the nine months ended October 31, 2022. No gain or loss was recognized during the nine months ended October 31, 2021. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2022 Form 10-K for further information. The Company considers these assets as Level 3 within the fair value hierarchy. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment,

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities.

4. Goodwill and Acquired Intangible Assets, Net
There were no material changes to goodwill carrying amounts during the nine months ended October 31, 2022. The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows (in thousands):

	October 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(27,587)	$10,513	1.9
Customer relationships	15,200	(11,990)	3,210	1.1
Total	$53,300	$(39,577)	$13,723

	January 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(22,982)	$15,118	2.6
Customer relationships	15,200	(9,710)	5,490	1.8
Total	$53,300	$(32,692)	$20,608
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $2.3 million and $6.9 million for the three and nine months ended October 31, 2022, respectively, and $2.3 million and $6.8 million for the three and nine months ended October 31, 2021, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s interim unaudited condensed consolidated statements of operations.
As of October 31, 2022, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2023	$2,295
2024	8,505
2025	2,130
2026	680
2027	113
Total	$13,723

5. Convertible Senior Notes
The net carrying amounts of the Company’s 2026 Notes (as defined herein) were as follows for the periods presented (in thousands):

	October 31, 2022	January 31, 2022
Principal	$1,149,979	$1,149,988
Unamortized debt issuance costs	(10,937)	(13,467)
Net carrying amount	$1,139,042	$1,136,521

As of October 31, 2022, the estimated fair value (Level 2) of the outstanding 2026 Notes, which is utilized solely for disclosure purposes, was approximately $1.3 billion. The fair value was determined based on the closing trading price per

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
$100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
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
During the three months ended October 31, 2022, the conditional conversion feature of the 2026 Notes was not triggered as the last reported sale price of the Company's common stock was not more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2022 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are not convertible, in whole or in part, from November 1, 2022 through January 31, 2023. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
During the three and nine months ended October 31, 2022, certain holders elected to redeem an immaterial aggregate principal amount of the 2026 Notes. The Company elected to settle the redemption through the issuance of common stock. The Company may elect to repay the 2026 Notes in cash, shares of the Company’s common stock or a combination of both cash and shares with respect to future conversions of the 2026 Notes.
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
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of its Capped Calls through October 31, 2022.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease Costs
The components of the Company’s lease costs included in its interim unaudited condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Finance lease cost:
Amortization of finance lease right-of-use assets	$994	$993	$2,981	$2,981
Interest on finance lease liabilities	714	785	2,196	2,406
Operating lease cost	2,908	2,313	8,523	6,481
Short-term lease cost	714	431	1,856	630
Total lease cost	$5,330	$4,522	$15,556	$12,498
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	October 31, 2022	January 31, 2022
Finance Lease:
Property and equipment, net	$28,482	$31,463
Other accrued liabilities (current)	5,407	4,511
Other liabilities, non-current	45,089	49,173
Operating Leases:
Operating lease right-of-use assets	$43,485	$41,745
Operating lease liabilities (current)	8,645	8,084
Operating lease liabilities, non-current	37,261	38,707
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Nine Months Ended October 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$2,196	$2,406
Operating cash flows from operating leases	8,861	5,909
Financing cash flows from finance lease	3,187	3,649
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,633	$12,893
Weighted-average remaining lease term as of period end (in years):
Finance lease	7.2	8.2
Operating leases	6.0	7.4
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	5.2%	4.3%

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of October 31, 2022 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2023	$2,018	$2,290
2024	8,073	11,564
2025	8,445	9,926
2026	8,711	7,744
2027	8,711	5,882
Thereafter	25,407	16,178
Total minimum payments	61,365	53,584
Less imputed interest	(10,869)	(7,678)
Present value of future minimum lease payments	50,496	45,906
Less current obligations under leases	(5,407)	(8,645)
Non-current lease obligations	$45,089	$37,261

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the nine months ended October 31, 2022, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2022 Form 10-K.
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
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, as of October 31, 2022 and January 31, 2022, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Primary geographical markets:
Americas	$205,887	$138,036	$565,739	$368,339
EMEA	91,023	66,183	257,619	178,490
Asia Pacific	36,711	22,674	99,370	60,459
Total	$333,621	$226,893	$922,728	$607,288

Subscription product categories and services:
MongoDB Atlas-related	$211,378	$131,123	$574,727	$336,390
Other subscription	109,378	86,748	312,217	247,432
Services	12,865	9,022	35,784	23,466
Total	$333,621	$226,893	$922,728	$607,288
Customers located in the United States accounted for 56% and 55% of total revenue for the three and nine months ended October 31, 2022, respectively, and 55% of total revenue for both the three and nine months ended October 31, 2021. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of October 31, 2022 and January 31, 2022 was $398.2 million and $375.2 million, respectively. Approximately 30% of the total revenue recognized for both the nine months ended October 31, 2022 and 2021 was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
against accepted customer contracts at the end of any given period. As of October 31, 2022, the aggregate transaction price allocated to remaining performance obligations was $414.3 million. Approximately 64% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of October 31, 2022 and January 31, 2022, unbilled receivables were $8.9 million and $6.1 million, respectively.
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2022	$4,966
Provision	3,809
Recoveries/write-offs	(3,318)
Balance as of October 31, 2022	$5,457
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $233.2 million and $203.3 million as of October 31, 2022 and January 31, 2022, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim unaudited condensed consolidated statement of operations, was $20.5 million and $57.0 million for the three and nine months ended October 31, 2022, respectively, and $13.3 million and $33.5 million for the three and nine months ended October 31, 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to employees and non-statutory stock options to employees, directors or consultants. The Company’s Board of Directors, or a committee thereof, determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. There were no stock options granted during the nine months ended October 31, 2022.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes stock option activity for the nine months ended October 31, 2022 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
Stock options exercised	(598,546)	7.25
Stock options forfeited and expired	(809)	5.72
Balance - October 31, 2022	1,992,539	$7.52	3.5	$349,716
Vested and exercisable - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
Vested and exercisable - October 31, 2022	1,992,539	$7.52	3.5	$349,716
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
The following table summarizes RSU activity for the nine months ended October 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2022	3,226,759	$258.85
RSUs granted	1,790,022	316.47
RSUs vested	(1,139,763)	214.84
RSUs forfeited and canceled	(296,995)	291.22
Unvested - October 31, 2022	3,580,023	$298.99

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
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
discounted price per share. In June 2022, the Company issued 72,966 shares of its common stock under the 2017 ESPP. The Company’s current offering period began June 16, 2022 and ends on December 15, 2022.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue—subscription	$5,016	$3,934	$14,492	$10,322
Cost of revenue—services	2,827	1,521	7,599	4,473
Sales and marketing	38,352	24,790	104,539	64,749
Research and development	41,458	29,205	117,583	73,227
General and administrative	11,545	9,258	35,105	24,556
Total stock-based compensation expense	$99,198	$68,708	$279,318	$177,327

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(84,841)	$(81,293)	$(281,000)	$(222,418)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	68,916,813	66,386,379	68,325,990	63,750,884

Net loss per share, basic and diluted	$(1.23)	$(1.22)	$(4.11)	$(3.49)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2024 Notes and the 2026 Notes. The Company has not exercised any of its Capped Calls as of October 31, 2022.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Stock options pursuant to the 2016 Equity Incentive Plan	549,089	722,070	584,933	818,589
Stock options pursuant to the 2008 Stock Incentive Plan	1,537,192	2,250,736	1,680,349	2,476,270
Unvested restricted stock units	3,879,249	3,679,734	3,801,137	3,745,955
Unvested executive PSUs	65,844	—	65,844	—
Early exercised stock options	—	—	—	136
Shares underlying the conversion option of the 2024 Notes	—	27,337	—	308,849
Shares underlying the conversion option of the 2026 Notes	5,445,036	5,445,092	5,445,051	5,445,116
Total	11,476,410	12,124,969	11,577,314	12,794,915

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Income Taxes
The Company recorded a provision for income taxes of $5.0 million and $9.2 million for the three and nine months ended October 31, 2022, respectively, and a provision for income taxes of $2.2 million and $2.4 million for the three and nine months ended October 31, 2021, respectively. The provisions recorded during the three and nine months ended October 31, 2022 and 2021 were driven by the increase in global income and the associated foreign taxes as the Company continues its global expansion The provision for the nine months ended October 31, 2021, was partially offset by the release of the valuation allowance as a result of goodwill recorded associated with an immaterial business combination, as well as the reversal of the deferred tax liability associated with the convertible senior notes upon the adoption of ASU 2020-06. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period income (loss) before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, including our expectations regarding our future growth opportunity, revenue and revenue growth, investments, strategy, operating expenses and the anticipated impact of the global economic uncertainty and financial market conditions, caused by the COVID-19 pandemic and the macroeconomic environment, on our business, results of operations and financial condition. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part 2, Item 1A of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Overview
MongoDB is the leading modern, general purpose database platform. Our robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. Organizations can deploy our platform at scale in the cloud, on-premise, or in a hybrid environment. Through our unique document-based architecture, we are able to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of legacy databases. Software applications continue to redefine how organizations across industries engage with their customers, operate their businesses and compete with each other. A database is at the heart of every software application. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness. Our platform addresses the performance, scalability, flexibility and reliability demands of modern applications while maintaining the strengths of legacy databases. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 4,534 as of October 31, 2022, from 3,223 as of October 31, 2021.
We generate revenue primarily from sales of subscriptions, which accounted for 96% of our total revenue for each of the three and nine months ended October 31, 2022 and October 31, 2021.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the cloud. During the three and nine months ended October 31, 2022, MongoDB Atlas revenue represented 63% and 62%, respectively, as compared to 58% and 55% of our total revenue during the three and nine months ended October 31, 2021, respectively, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These

MONGODB, INC.
customers are charged monthly in arrears based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premise or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 29% and 30% of our subscription revenue for the three and nine months ended October 31, 2022, respectively, and 34% and 36% of our subscription revenue for the three and nine months ended October 31, 2021, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, we typically invoice the customer on an annual basis.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 325 million times since February 2009 and over 115 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% of our total revenue for each of the three and nine months ended October 31, 2022 and October 31, 2021. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the data management software market, is forecast to be approximately $84 billion in 2022 growing to approximately $138 billion in 2026, representing a 13% compound annual growth rate. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest to grow our business to take advantage of our market opportunity.
Impact of the COVID-19 Pandemic and Macroeconomic Conditions
The COVID-19 pandemic has impacted the United States (“U.S.”) and the world. The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact of new variants of the virus that cause COVID-19; the public health measures taken by authorities and other entities to contain and treat COVID-19; and the impact of the COVID-19 pandemic on the global economy and on our current and prospective customers, employees, vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted.
In 2020, we adopted several measures in response to the COVID-19 pandemic, including temporarily requiring employees to work remotely, suspending non-essential travel by our employees, and replacing in-person marketing events (including our annual developer conference) with virtual events. In 2021, we began to re-open our offices in the United States and certain other locations globally for employees to voluntarily return. Business travel also resumed during 2021 on a voluntary basis and we started to hold in-person marketing events. In April 2022, we moved forward with our return to office plan, which encompasses a hybrid approach to in-office attendance based on the different needs of teams across the company. During 2022, we experienced an increase in business travel, in-person marketing events, and office-related costs. We expect these and other costs to increase during the year ended January 31, 2023 and result in higher charges compared to the prior year.
We are also impacted by adverse macroeconomic conditions, including slower or negative economic growth, higher inflation and higher interest rates. During the three and nine months ended October 31, 2022, the macroeconomic environment negatively impacted our business. For instance, we experienced slower than historical growth of our existing Atlas applications.

MONGODB, INC.
We continue to monitor the developments of the COVID-19 pandemic and the macroeconomic environment on our business and we may adjust our business practices accordingly. For further discussion of the potential impacts of the COVID-19 pandemic and the macroeconomic environment on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also impact these factors.

Key Factors Affecting Our Performance
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of October 31, 2022, we had over 39,100 customers across a wide range of industries and in over 100 countries, compared to over 31,000 customers as of October 31, 2021. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of October 31, 2022, we had over 5,900 customers that were sold through our direct sales force and channel partners, as compared to over 3,900 such customers as of October 31, 2021. These customers, which we refer to as our Direct Sales Customers, accounted for 87% of our subscription revenue for both the three and nine months ended October 31, 2022 and 85% and 84% of our subscription revenue for the three and nine months ended October 31, 2021, respectively. The percentage of our subscription revenue from Direct Sales Customers increased during both the three and nine months ended October 31, 2022, in part due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. We had over 37,600 MongoDB Atlas customers as of October 31, 2022 compared to over 29,500 as of October 31, 2021. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
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
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive

MONGODB, INC.
additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the three and nine months ended October 31, 2022, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth for the remainder of the year. In addition, our customers expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our database within their organization. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual consumption of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual consumption of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,545 and 1,201 as of October 31, 2022 and 2021, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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
Three and Nine Months Ended October 31, 2022 Summary
For the three months ended October 31, 2022, our total revenue increased to $333.6 million as compared to $226.9 million for the three months ended October 31, 2021, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $84.8 million for the three months ended October 31, 2022 as compared to $81.3 million for the three months ended October 31, 2021, as improvement in gross profit was offset by higher sales and marketing spend and research and development costs during the three months ended October 31, 2022.
For the nine months ended October 31, 2022, our total revenue increased to $922.7 million as compared to $607.3 million for the nine months ended October 31, 2021, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $281.0 million for the nine months ended October 31, 2022 as compared to $222.4 million for the nine months ended October 31, 2021, primarily driven by increased sales and marketing and research and development costs during the nine months ended October 31, 2022.
Our operating cash flow was $(38.8) million and $(15.3) million for the nine months ended October 31, 2022 and 2021, respectively.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Consolidated Statements of Operations Data:
Revenue:
Subscription	$320,756	$217,871	$886,944	$583,822
Services	12,865	9,022	35,784	23,466
Total revenue	333,621	226,893	922,728	607,288
Cost of revenue:
Subscription(1)	77,150	57,378	213,154	153,735
Services(1)	16,502	11,086	46,990	29,959
Total cost of revenue	93,652	68,464	260,144	183,694
Gross profit	239,969	158,429	662,584	423,594
Operating expenses:
Sales and marketing(1)	177,419	120,360	509,285	327,627
Research and development(1)	106,392	82,256	310,801	219,403
General and administrative(1)	39,081	32,581	116,204	87,309
Total operating expenses	322,892	235,197	936,290	634,339
Loss from operations	(82,923)	(76,768)	(273,706)	(210,745)
Other income (expense), net	3,117	(2,276)	1,936	(9,262)
Loss before provision for income taxes	(79,806)	(79,044)	(271,770)	(220,007)
Provision for income taxes	5,035	2,249	9,230	2,411
Net loss	$(84,841)	$(81,293)	$(281,000)	$(222,418)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of revenue—subscription	$5,016	$3,934	$14,492	$10,322
Cost of revenue—services	2,827	1,521	7,599	4,473
Sales and marketing	38,352	24,790	104,539	64,749
Research and development	41,458	29,205	117,583	73,227
General and administrative	11,545	9,258	35,105	24,556
Total stock‑based compensation expense	$99,198	$68,708	$279,318	$177,327

MONGODB, INC.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Percentage of Revenue Data:
Revenue:
Subscription	96%	96%	96%	96%
Services	4%	4%	4%	4%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	23%	25%	23%	25%
Services	5%	5%	5%	5%
Total cost of revenue	28%	30%	28%	30%
Gross profit	72%	70%	72%	70%
Operating expenses:
Sales and marketing	53%	53%	55%	54%
Research and development	32%	37%	34%	36%
General and administrative	12%	14%	12%	15%
Total operating expenses	97%	104%	101%	105%
Loss from operations	(25)%	(34)%	(29)%	(35)%
Other income (expense), net	1%	(1)%	—%	(2)%
Loss before provision for income taxes	(24)%	(35)%	(29)%	(37)%
Provision for income taxes	1%	1%	1%	—%
Net loss	(25)%	(36)%	(30)%	(37)%

Comparison of the Three Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Subscription	$320,756	$217,871	$102,885	47%
Services	12,865	9,022	3,843	43%
Total revenue	$333,621	$226,893	$106,728	47%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $102.9 million primarily due to an increase of $95.0 million from our Direct Sales Customers, inclusive of Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by the continued increase in delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Subscription cost of revenue	$77,150	$57,378	$19,772	34%
Services cost of revenue	16,502	11,086	5,416	49%
Total cost of revenue	93,652	68,464	25,188	37%
Gross profit	$239,969	$158,429	$81,540	51%
Gross margin	72%	70%
Subscription	76%	74%
Services	(28)%	(23)%

MONGODB, INC.
The increase in subscription cost of revenue was primarily due to a $16.8 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, although we continue to realize efficiencies in our third-party cloud infrastructure costs as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $2.0 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $3.3 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization. Total headcount in our support and services organizations increased 39% from October 31, 2021 to October 31, 2022.
Our overall gross margin increased to 72%. Our subscription gross margin benefited from efficiencies realized in managing our third-party cloud infrastructure costs, offset by the negative impact from the increasing percentage of revenue from MongoDB Atlas. The impact of higher services personnel costs and stock based compensation and lower utilization rate resulted in a lower services gross margin.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Sales and marketing	$177,419	$120,360	$57,059	47%
The increase in sales and marketing expense included $38.6 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 2,276 as of October 31, 2022 from 1,528 as of October 31, 2021, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $11.8 million from costs associated with our higher headcount, including higher travel costs related to in-person events and higher commissions expense. In addition, sales and marketing expenses increased by $2.6 million due to increased spending on marketing programs, including the return to in-person attendance for our marketing events.
Research and Development

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Research and development	$106,392	$82,256	$24,136	29%
The increase in research and development expense was primarily driven by a $21.3 million increase in personnel costs and stock-based compensation as we grew our research and development headcount by 26%. Research and development expense also increased due to higher travel costs and higher office-related expenses driven by higher headcount. Travel costs and office-related expenses increased also due to the easing of restrictions related to the COVID-19 pandemic.
General and Administrative

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
General and administrative	$39,081	$32,581	$6,500	20%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in an increase of $6.7 million in personnel costs and stock-based compensation. These higher costs were partly offset by a decrease in bad debt expense of $1.3 million.

MONGODB, INC.
Other Income (Expense), Net

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Other income (expense), net	$3,117	$(2,276)	$5,393	(237)%
Other income (expense), net for the three months ended October 31, 2022 improved due to higher interest income from our short-term investments.
Provision for Income Taxes

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Provision for income taxes	$5,035	$2,249	$2,786	124%
The provision for income taxes during the three months ended October 31, 2022 and 2021 was primarily due to global income and the associated foreign taxes as we continue our global expansion.

Comparison of the Nine Months Ended October 31, 2022 and 2021
Revenue

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Subscription	$886,944	$583,822	$303,122	52%
Services	35,784	23,466	12,318	52%
Total revenue	$922,728	$607,288	$315,440	52%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $303.1 million primarily due to an increase of $277.8 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The growth in services revenue was driven primarily by the continued increase in delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Subscription cost of revenue	$213,154	$153,735	$59,419	39%
Services cost of revenue	46,990	29,959	17,031	57%
Total cost of revenue	260,144	183,694	76,450	42%
Gross profit	$662,584	$423,594	$238,990	56%
Gross margin	72%	70%
Subscription	76%	74%
Services	(31)%	(28)%
The increase in subscription cost of revenue was primarily due to a $48.1 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $8.0 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $10.6 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization, and a $3.4 million increase in costs driven by an increase in the volume of consulting and training services. Total headcount in our support and services organizations increased 39% from October 31, 2021 to October 31, 2022.

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
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Sales and marketing	$509,285	$327,627	$181,658	55%
The increase in sales and marketing expense included $109.0 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 2,276 as of October 31, 2022 from 1,528 as of October 31, 2021, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $55.6 million from costs associated with our higher headcount, including higher commissions expense, higher travel costs related to in-person events and higher computer hardware and software expenses. In addition, sales and marketing expenses increased by $12.2 million due to increased spending on marketing programs including the return to in-person attendance for our MongoDB World event.
Research and Development

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Research and development	$310,801	$219,403	$91,398	42%
The increase in research and development expense was primarily driven by a $77.5 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 26%. Research and development expense also increased $13.4 million due to higher computer hardware and software expenses, increased third-party infrastructure costs and higher travel costs driven by higher headcount. Travel costs increased also due to the easing of restrictions related to the COVID-19 pandemic.
General and Administrative

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
General and administrative	$116,204	$87,309	$28,895	33%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $23.2 million higher personnel costs and stock-based compensation. In addition, general and administrative expense increased due to higher professional services fees, higher office-related expenses driven by higher headcount and higher travel costs. The increase in travel costs was primarily driven by higher headcount and the easing of restrictions related to the COVID-19 pandemic.
Other Income (Expense), Net

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Other income (expense), net	$1,936	$(9,262)	$11,198	(121)%
Other income (expense), net, for the nine months ended October 31, 2022 improved primarily due to gain on investments, related to our non-marketable securities, higher interest income from our short-term investments, as well as lower interest expense following the redemption of convertible securities.

MONGODB, INC.
Provision for Income Taxes

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2022	2021	$	%
Provision for income taxes	$9,230	$2,411	$6,819	283%
The provision for income taxes during the nine months ended October 31, 2022 and 2021 was primarily due to global income and the associated foreign taxes as the Company continues its global expansion. The provision for income taxes during the nine months ended October 31, 2021 was offset by the release of the valuation allowance as a result of goodwill recorded associated with an immaterial business combination, as well as the reversal of the deferred tax liability associated with convertible debt upon the adoption of ASU 2020-06.

MONGODB, INC.
Liquidity and Capital Resources
As of October 31, 2022, our principal sources of liquidity were cash, cash equivalents, short‑term investments and restricted cash totaling $1.8 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of October 31, 2022, we had an accumulated deficit of $1.5 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates and inflation, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our platform, the continuing market acceptance of our subscriptions and services and the impact of the COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the COVID-19 pandemic and macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Nine Months Ended October 31,
	2022	2021
Net cash used in operating activities	$(38,841)	$(15,331)
Net cash provided by (used in) investing activities	551,697	(543,578)
Net cash provided by financing activities	16,930	878,495
Operating Activities
Cash used in operating activities during the nine months ended October 31, 2022 was $38.8 million. This was primarily driven by our net loss of $281.0 million, which was offset by non‑cash charges of $279.3 million for stock‑based compensation, $11.9 million for depreciation and amortization and $9.8 million for lease-related charges. The continuing growth of our sales and our expanding customer base led to an increase in accounts receivable of $38.3 million and deferred commissions of $29.9 million. In addition, accrued liabilities increased by $18.8 million reflecting our increase in expenses and timing of payments. These were partly offset by our cash collections, which increased our deferred revenue by $24.0 million.

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

Investing Activities
Cash provided by investing activities during the nine months ended October 31, 2022 was $551.7 million, primarily due to proceeds from maturities of marketable securities, net of purchases, of $561.0 million. The proceeds were partially offset by $6.5 million of cash used for purchases of property and equipment and $2.7 million of additional investment in non-marketable securities.

MONGODB, INC.
Cash used in investing activities during the nine months ended October 31, 2021 was $543.6 million, primarily due to cash used to purchase marketable securities, net of maturities, of $532.3 million, and $4.5 million of net cash used for an immaterial acquisition. In addition, we used $2.3 million of net cash to purchase non-marketable securities.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2022 was $16.9 million, due to proceeds from the issuance of common stock under the Employee Stock Purchase Plan and exercises of stock options, partly offset by principal repayments of finance leases.
Cash provided by financing activities during the nine months ended October 31, 2021 was $878.5 million, primarily due to net proceeds from the equity offering, the issuance of common stock under the Employee Stock Purchase Plan, and exercises of stock options, partly offset by cash used to repay a portion of our 2024 convertible notes upon redemption.

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

Contractual Obligations and Commitments
During the nine months ended October 31, 2022, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2022 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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

Recent Accounting Pronouncements
None.

MONGODB, INC.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business. The uncertainty that exists with respect to the global economic impact of the COVID-19 pandemic has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of October 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $1.8 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of October 31, 2022.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three-month periods ended October 31, 2022 and 2021. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of October 31, 2022 and January 31, 2022, the total amount of non-marketable securities included in other assets on our balance sheet was $9.3 million and $4.8 million.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. Based on the evaluation of our disclosure controls and procedures as of October 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•The COVID-19 pandemic, related economic downturn and measures taken in response to the pandemic could negatively impact our business, financial condition and results of operations.
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

Our overall performance depends in part on worldwide economic conditions and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business.

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

Additionally, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. As a result of these factors, our revenues may be affected by both decreased customer acquisition and lower than anticipated revenue growth from existing customers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and has caused and could continue to cause disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have material and adverse consequences on us, the third parties on whom we rely or our customers. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material and adverse effect on our business, financial condition or results of operations.

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

The COVID-19 pandemic, related economic downturn and measures taken in response to the pandemic could materially and adversely impact our business, financial condition and results of operations.

Beginning in March 2020, we took measures intended to help minimize the risk of the SARS-CoV-2 virus to our employees, our customers and the communities in which we participate, which measures could negatively impact our business. These measures included temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, canceling, postponing or holding virtually MongoDB-sponsored events and discouraging employee attendance at industry events and in-person work-related meetings. In 2021, we began to re-open our offices in the United States and certain other locations globally for employees to voluntarily return. In April 2022, we moved forward with our return to office plan which encompasses a hybrid approach to in-office attendance based on the different needs of teams across the company. While certain travel bans and other restrictions that were implemented at the beginning of the pandemic were relaxed earlier in the year, due to the identification of novel variants of the SARS-CoV-2 virus, among other developments, some of these restrictions were re-imposed, and new restrictions may be implemented. Business travel resumed during 2021 on a voluntary basis and we started to hold some in-person marketing events, including MongoDB World 2022. Although our travel costs for the year ended January 31, 2022 were below pre-pandemic levels, expenses related to business travel and in-person marketing events have increased during 2022 and we expect spending on business travel and in-person marketing events to increase during the remainder of 2022. We continue to monitor the situation related to the COVID-19 pandemic, and we may adjust our policies as may be required or recommended by federal, foreign, state or local authorities.

While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce has not historically been fully remote. Additionally, prior to the COVID-19 pandemic, our employees traveled frequently to establish and maintain relationships with one another and with our customers, partners and investors, and some of our business processes assume that employees can review and sign documents in person. We have adopted a hybrid work environment that may also present operational challenges and risks, including reduced productivity, lower employee retention, and increased compliance and tax obligations in a number of jurisdictions. We have informed our employees that they may continue to elect to work remotely until conditions improve, even if their office reopens, and we continue to host large events virtually rather than in person and to travel less frequently for business than we did prior to the pandemic. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, reducing travel and in-person business interactions on a long-term basis could negatively impact

MONGODB, INC.
our marketing efforts, our ability to enter into customer contracts in a timely manner, our international expansion efforts, our ability to recruit employees across the organization and, in sales and marketing, in particular, which could have longer term effects on our sales pipeline, or create operational or other challenges as our workforce remains predominantly remote, any of which could harm our business. For example, remote and hybrid work arrangements may result in decreased employee productivity and morale with increased regretted employee attrition. In addition, our management team has spent, and may continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce.
In particular, as the COVID-19 pandemic has continued and the most stringent limitations on the conduct of in-person business have been lifted, many state, local and foreign governments have continued to put in place, and may in the future re-institute or put in place travel restrictions, limitations on indoor occupancy, masking and/or vaccination requirements and similar government orders and restrictions in order to control the spread of the disease. The COVID-19 pandemic, including actions by governmental and private actors in response to the pandemic, including vaccination mandates, could adversely affect workforces, customers, economies and financial markets globally, potentially leading to a sustained economic downturn. While it is not possible at this time to predict the duration and extent of the impact that the COVID-19 pandemic could have on worldwide economic activity and our business in particular, the continued spread of COVID-19, including known variants and other potentially more contagious variants of the SARS-CoV-2 virus, the measures taken by governments, businesses and other organizations in response to COVID-19 and the associated global economic uncertainty could materially and adversely impact our business, financial condition or results of operations.

The ultimate impact to our results of operations will depend to a large extent on currently unknowable developments, including the length of time the disruption and uncertainty caused by COVID-19 will continue, which will, in turn, depend on, among other things, the actions taken by authorities and other entities to contain COVID-19 or treat its impact, including the impact of any reopening plans, additional closures and spikes or surges in COVID-19 infection, including as a result of new variants of the SARS-CoV-2 virus, and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. For example, vaccine mandates have been announced in certain jurisdictions in which our business operates and the implementation of additional vaccination requirements in jurisdictions in which our business operates, could result in attrition, including attrition of critically skilled labor and difficulty securing future labor needs, which could materially and adversely affect our results of operations, financial condition and cash flows. These potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.
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
We have incurred net losses in each period since our inception and we had an accumulated deficit of $1.5 billion as of October 31, 2022. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other

MONGODB, INC.
expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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

MONGODB, INC.
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
Increasing our customer base and achieving broader market acceptance of our subscription offerings and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in highly competitive markets. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. Our recent hires and planned hires may not become as productive as quickly as we expect, including as a result of the COVID-19 pandemic and remote work arrangements, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business, particularly during the current period of heightened employee attrition in the United States and other countries. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations could be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, including those conditions related to the COVID-19 pandemic;
•sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•the impact of new accounting pronouncements; and
•fluctuations in stock-based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the COVID-19 pandemic, the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve recently raised interest rates multiple times, and signaled that they expect additional rate increases throughout the year. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, as a result of adverse macroeconomic conditions, we experienced slower than historical growth of our existing Atlas applications in the three and nine months ended October 31, 2022. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.

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
Our current and anticipated growth is expected to place a significant strain on our management, administrative, operational and financial infrastructure. We will need to continue to improve our operational, financial and management processes and controls and our reporting syst    ems and procedures to manage the expected growth of our operations and personnel, which will require significant expenditures and allocation of valuable management and employee resources. If we fail to implement these infrastructure improvements effectively, our ability to ensure the uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Further, if we do not effectively manage the growth of our business and operations, the quality of our products and services could suffer, the preservation of our culture, values and entrepreneurial environment may change and we may not be able to adequately address competitive challenges. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, all of which would adversely affect our brand, overall business, results of operations and financial condition.

MONGODB, INC.
If our security measures, or those of our service providers, are breached or unauthorized access to personal data or otherwise private or proprietary data is otherwise obtained, our software may be perceived as not being secure, customers may reduce or terminate their use of our software and we may face litigation, regulatory investigations, significant liability and reputational damage.
In the ordinary course of our business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share, and otherwise process sensitive information, including personal data and other confidential information of our employees and our customers, confidential business data, trade secrets, and intellectual property. We collect sensitive information from individuals located both in the United States and abroad and may store or process such information outside of the country in which it was collected. We use third-party service providers and subprocessors to help us deliver services to our customers. These third-party service providers and subprocessors may store or process personal data and/or other confidential information of our employees and our customers.

Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely to help deliver services to our customers. Such threats are prevalent and are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. In addition, sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon whom we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems, operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce pose increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Additionally, risks related to cybersecurity will increase as we continue to grow the scale and functionality of our business and process, store, and transit increasingly large amounts of our customers’ information and data, which may include proprietary, confidential or personal data.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, and services.
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

MONGODB, INC.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

Data privacy has become a significant issue in the United States, Europe and in many other countries and jurisdictions where we offer our software and services. In the ordinary course of business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and otherwise process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, California enacted the California Consumer Privacy Act (the “CCPA”), which introduced new requirements regarding the handling of personal data of California consumers and households. The law gives individuals the right to request access to and deletion of their personal data and the right to opt out of sales of their personal data. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. In addition, it is anticipated that the California Privacy Rights Acts of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA established a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and increase our compliance costs and potential liability with respect to personal information we collect about California residents. For example, in August 2022 California’s Attorney General reached a settlement with Sephora, Inc. for using third-party companies to install tracking software on Sephora's website that could, among other things, create profiles about website visitors that the California Attorney General interpreted as a "sale" of customer information given the benefits that both the software provider and Sephora received from the relationship. This action may signal a priority of enforcement and interpretation that such use of analytics products on the internet may introduce new web-based marketing complexities and compliance challenges pending upcoming CPRA regulations.

Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, in March 2022, the Securities and Exchange Commission (the “SEC”) proposed cybersecurity disclosure rules for public companies. The proposed rules would significantly increase the agency’s scrutiny of public companies’ cybersecurity-related business activities, decision-making processes, and a corporate board’s role in overseeing cybersecurity. While the notice-and-comment period has closed, we do not have an expected date of when these rules would go into effect.

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
In addition to government regulation, we may be contractually subject to industry standards adopted by privacy advocates and industry groups and may become subject to such obligations in the future. We may also be bound by other

MONGODB, INC.
contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
We do not maintain key man insurance on any of our executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. The majority of our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of any of our senior management or key employees could adversely affect our ability to build on the efforts they have undertaken to execute our business plan and to execute against our market opportunity. We may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
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
We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2017 to January 31, 2022, we increased the size of our workforce by 2,831 employees and we expect to continue to hire as we expand, especially among research and development and sales and marketing personnel. Such substantial headcount growth may result in a change to our corporate culture.
Our leadership team also plays a key role in our corporate culture. We may recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, any of which could adversely impact our corporate culture. In addition, we may need to adapt our corporate culture and work environments to changing circumstances, such as during times of a natural disaster or pandemic, including the COVID-19 pandemic.

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
Potential tax reform globally and in the United States may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. Additional significant changes to U.S. federal corporate tax law were made by the Coronavirus Aid, Relief, and Economic Security Act, and the recently enacted Inflation Reduction Act. We continue to monitor the progression of new global and U.S. legislation impact on our effective tax rate. We are currently unable to predict whether any future changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.
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

MONGODB, INC.
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
As of October 31, 2022, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the extent to which the COVID-19 pandemic may continue to impact our business is uncertain; however, we continue to monitor its effect. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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

MONGODB, INC.
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
We release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the macroeconomic environment, which are inherently difficult to predict. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases

MONGODB, INC.
in inflation rates, higher interest rates and uncertainty about economic stability, any of which or combination thereof could materially and adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

MONGODB, INC.
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

MONGODB, INC.
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
In addition, we and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We are not restricted under the terms of the indentures governing the 2026 Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due. Additionally, weakness and volatility in capital markets and the economy, in general or as a result of macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing.
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

MONGODB, INC.
outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The conditional conversion feature of the 2026 Notes was triggered during the three months ended October 31, 2022, as the last reported sale price of our common stock was more than or equal to 130% of the applicable conversion price for each series of Notes for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2022 (the last trading day of the fiscal quarter). Therefore, the 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from November 1, 2022 through January 31, 2023. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.
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

MONGODB, INC.

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

MONGODB, INC.

Date: December 8, 2022	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)