Form 10-K
period 2023-01-31
MongoDB, Inc.
filed 2023-03-17
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Market on July 29, 2022 (the last business day of the registrant’s second fiscal quarter), was approximately $20.7 billion.
As of March 15, 2023, there were 70,037,195 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2023.

MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2023

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
•the duration and effects of the COVID-19 pandemic on our future operating and financial performance, as well as on our customers and potential customers;
•negative economic, business and political conditions, including as a result of the interest rate environment and inflationary pressures that adversely affect the general economy, the job market, consumer confidence and spending habits;
•the effects of geopolitical instability, including as a result of Russia’s invasion of Ukraine and the imposition of sanctions on Russia and other actions in response, on economic and market conditions, and heightened cybersecurity risks;
•the future trading prices of our common stock and the impact of securities analysts’ reports and macroeconomic trends on these prices;
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
PART I
Item 1. Business
Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. Our developer data platform is an integrated set of database and related services that allow development teams to address the growing variety of modern application requirements, all in a unified and consistent user experience.
The foundation of our platform is the world’s leading, modern general purpose database. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. Every software application requires a database to store, organize and process data. Large organizations can have tens of thousands of applications and associated databases. A database directly impacts an application's performance, scalability, flexibility and reliability. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness.
The global database market is dominated by legacy relational databases, which were first developed in the 1970s. Their underlying architecture remains largely unchanged even though the nature of applications, how they are deployed and their role in business has evolved dramatically. Modern software development is highly iterative and requires flexibility. Relational databases were not built to support the volume, variety and speed of data being generated today, hindering application performance and developer productivity. In a relational database environment, developers are often required to spend significant time fixing and maintaining the linkages between modern applications and the rigid database structures that are inherent in relational offerings. Further, relational databases were built before cloud computing and were not designed for “always-on” globally distributed deployments. These factors have left developers and their organizations in need of more agile and effective database alternatives. A number of non-relational database alternatives have attempted to address the limitations of relational databases, but they have not achieved widespread developer mindshare and marketplace adoption due to technical trade-offs in their product architectures and the resulting compromises developers are required to make in application development.
Our database combines the best of both relational and non-relational databases. We believe our core platform differentiation is driven by our ability to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. Our document-based architecture enables developers to manage data in a more natural way, making it easy and intuitive for developers to rapidly and cost-effectively build, modernize, deploy and maintain applications, thereby increasing the pace of innovation within an organization. Customers can run our database in any environment, depending on their operational requirements: fully managed as a service or self-managed in the cloud, on-premises or in a hybrid environment.
In addition to the database offering, our developer data platform includes additional capabilities that allow developers to address a broader range of application requirements. Our platform’s integrated capabilities allow organizations to reduce the need for disparate, single-purpose data technologies, thereby lowering the cost and complexity of their application infrastructure. These complementary capabilities of our platform include:
•Search. Extends the developer interface for working with the database to search operations, simplifying the development of rich search experiences in applications. It also eliminates the need to run a separate search engine alongside the database and maintains the sync between the two systems.
•Time series. Supports the entire end-to-end cycle of applications that leverage time series data, from ingestion, storage and querying to native data visualization and automated data archival in a single platform, which removes the need for complex integration, thereby increasing efficiency and reducing cost.
•Data lifecycle. Includes capabilities that help users more effectively manage the lifecycle of their application data. For example, MongoDB Atlas Online Archive helps users automatically tier aged data out of the database while keeping the data fully accessible.
•Application-driven analytics. Includes a wide range of capabilities to help development teams build richer application experiences that rely on automatic, low-latency analytical processing of live data. This includes rich aggregations and indexing strategies, as well as dedicated analytics nodes for workload isolation.
•Mobile. Enables developers to easily build mobile applications independently or via a fully managed experience that syncs data stored on devices to a cloud database.
We compete in the database management software market, which is one of the largest in the software industry. According to IDC, the data management software market is forecast to be $95 billion in 2023 growing to approximately $138 billion in 2026, representing a 13% compound annual growth rate.

The MongoDB Advantage
The key differentiating features and capabilities of our developer data platform platform include:
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
We Built a Platform for Modern Applications.
Our founders were frustrated by the challenges and limitations of working with legacy database offerings. Our platform was built to address these challenges and limits while maintaining the best aspects of relational databases, allowing developers both to build new, modern applications that could not be built on relational databases and to more quickly and easily modernize existing applications. While the percentage varies from quarter to quarter, over the course of the past fiscal year, approximately one quarter of our new business related to MongoDB Enterprise Advanced, our proprietary commercial database offering, resulted from applications that were migrated from legacy relational databases.
Core features and benefits of our platform include:
•Versatility. Our developer data platform supports a broad range of workloads and offers our customers a host of features and services that complement our database offering. This integration provides a unique solution that precludes the need for single-purpose technologies, and allows our customers to reduce the cost and back-end complexity of their application infrastructure, as well as increase the speed of innovation.
•Performance. We deliver the extreme throughput and predictable low-latency required by the most demanding applications and leverage modern server architectures, delivering millions of operations per second.
•Scalability. Our architecture scales horizontally across thousands of servers, supporting petabytes of data and millions of users in a globally distributed environment. It is easy to add capacity to our platform in a modular, predictable and cost-efficient manner. Applications can be run anywhere in the world with our global multi-cloud reach.
•Flexibility and Control. MongoDB's intelligent distributed systems architecture enables users to easily place data where their applications and users need it. MongoDB can be run within and across geographically distributed data centers and cloud regions, providing levels of scalability, workload isolation and data locality to meet today's modern application requirements.
•Reliability. Our platform includes the critical, advanced security features and fault-tolerance that enterprises demand. It was built to operate in a globally distributed environment for “always-on” applications. Our multi-cloud and global reach empowers global applications to withstand regional outages while addressing the most demanding data security and privacy requirements.
We Allow Customers to Run Any Application Anywhere.
As a developer data platform, we support applications across a wide range of use cases. Our software is easily configurable, allowing customers to adjust settings and parameters to optimize performance for a specific application and use case. Customers can run our platform in any environment, depending on their operational requirements: fully managed as a service or self-managed in the cloud, on-premises or in a hybrid environment. Customers can deploy our platform in any of the major public cloud alternatives, providing them with increased flexibility and cost-optimization opportunities by enabling public cloud vendor optionality. Our customers have a consistent experience regardless of infrastructure, providing optionality, flexibility and efficiency.

Customers of MongoDB Atlas, our multi-cloud developer data platform offering, enjoy the benefits of using MongoDB as a service in the public cloud, further enabling developers to focus on their application performance and end-user experience, rather than the back-end infrastructure lifecycle management. With MongoDB Atlas, organizations only have to manage how their applications use the database and are freed from the tasks of infrastructure provisioning, configuring operating systems, upgrading software and more.

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
•Reduce Complexity. Our platform’s integrated capabilities allow customers to reduce the need for disparate, single-purpose solutions, thereby reducing the cost and complexity of the application infrastructure required to support modern applications.
•Reduce Total Cost of Ownership. The speed and efficiency of application development using our platform, coupled with decreased developer resources required for application maintenance, can result in a dramatic reduction in the total cost of ownership for enterprises. In addition, our platform runs on commodity hardware, requires less oversight and management from operations personnel and can operate in the cloud of choice or other low-cost environments, leading to reduced application-related overhead costs for our customers and lower total cost of ownership.
Our Products
Our customers can implement our developer data platform as a managed service offering, or they can choose a self-managed option. MongoDB Atlas is our managed multi-cloud database-as-a-service (“DBaaS”) offering that includes an integrated set of database and related services. MongoDB Enterprise Advanced is our proprietary self-managed commercial offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment.
MongoDB Atlas
In June 2016, we introduced MongoDB Atlas, our hosted multi-cloud database-as-a-service (“DBaaS”) offering that includes comprehensive infrastructure and management, which we run and manage in the public cloud. MongoDB Atlas provides customers with a highly flexible, managed offering that includes automated provisioning and healing, comprehensive system monitoring, managed backup and restore, default security and other features that reduce operational complexity and increase application resiliency. MongoDB Atlas allows customers to remove themselves from the complexity of managing the database and related underlying infrastructure, so they can instead focus on the application and end-user experience and innovate more quickly to better serve their own customers and capitalize on new business opportunities.
Built for resilience, scale, and security, MongoDB Atlas is available in more than 100 regions worldwide across all three major cloud providers (Amazon Web Services (‘‘AWS’’), Google Cloud Platform (‘‘GCP’’) and Microsoft Azure), enabling our customers to leverage the benefits of different cloud platforms for different use cases and helping them avoid infrastructure vendor lock-in. The general availability of multi-cloud clusters on MongoDB Atlas allows organizations to deploy a fully managed, distributed database across multiple cloud providers simultaneously without the added operational complexity of managing data replication and migration across clouds.
Over the years, we have introduced additional features and functionality, which have increased the capabilities of MongoDB Atlas and accelerated and expanded its adoption including Atlas Search, Atlas Device Sync, Atlas Data Federation and Atlas Charts.
More recently, MongoDB Atlas achieved the formal FedRAMP Moderate Authorized designation. MongoDB Atlas provides the software tools and services necessary for U.S. government organizations to quickly and easily build and deploy secure, highly-scalable, distributed applications in the AWS cloud. We believe MongoDB is positioned to capitalize on the popularity of MongoDB across a number of U.S. federal government agencies.
MongoDB Atlas represented 63%, 56% and 46% of our total revenue for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
MongoDB Enterprise Advanced
MongoDB Enterprise Advanced is our proprietary self-managed commercial database offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced is our subscription package that includes a commercial license to our platform and the following:
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
•Enterprise Management Capabilities. MongoDB Enterprise Advance customers can choose either our Cloud Manager Premium product (for customers who want to manage our platform via the cloud) or Ops Manager (generally for those with on-premises deployments), our sophisticated suite of management tools that allows operations teams to run, manage and configure MongoDB according to their needs.
•Analytics Integrations. We provide integrations to allow data and business analysts to analyze data in applications running on our platform using their existing business intelligence and analytics tools. Our analytics integrations ensure that enterprises can efficiently extract significant value from applications built on our platform.
MongoDB Enterprise Advanced represented 28%, 34% and 43% of our total revenue for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
Professional Services
We provide professional services to our customers, including consulting and training, with the goal of making customer deployments of our platform successful, thereby increasing customer retention and driving customer revenue expansion. Given that we have designed our platform to be easily deployed, our services typically do not involve implementation and are designed to facilitate a more rapid and successful deployment of MongoDB by our customers. Professional services are an important part of our customer retention and expansion strategy. Customers who purchase professional services have typically increased their subscription usage with our platform and have done so more quickly than customers who have not engaged with our professional services.
Professional services represented 4% of our total revenue for each of the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
Free Offerings
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server and a free tier of MongoDB Atlas as “freemium” offerings. Community Server is a free-to-download version of our database that includes the core functionality that developers need to get started with MongoDB but not all of the features of our commercial platform. Community Server is available under a license that protects our intellectual property and supports our subscription business model. Our goal is to convert Community Server users to paying customers of our commercial subscription offerings of

MongoDB Atlas or MongoDB Enterprise Advanced. Our Community Server has been downloaded over 365 million times from our website alone since February 2009. Our free tier of MongoDB Atlas provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations.
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
•Expanding Sales Within Our Customer Base. We seek to grow our sales with our customers in several ways. As an application grows and requires additional capacity, our customers increase their spending on our platform. Our customers may expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology (“IT”) infrastructure and move to the cloud, they may migrate applications from legacy databases. Even within our largest customers, we believe we typically represent a small percentage of their overall spend on databases, reflecting our small market penetration. Our goal is to increase the number of customers that standardize on our database platform within their organization, which may include offering centralized internal support for developers within the organization or the deployment of an internal MongoDB-as-a-service offering. Our ability to expand within existing customers is demonstrated by our net annualized recurring revenue (“ARR”) expansion rate, which has consistently been over 120%. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for a description of ARR and a discussion of our net ARR expansion rate.
•Extending Product Leadership and Introducing New Products. We intend to continue to invest in our product offerings with the goal of expanding the functionality and adoption of our platform. The guiding principle of our product innovation is to help developers solve more of their data challenges by utilizing our platform. During 2021, we improved the ease of use of our platform, by introducing innovation that facilitates data partitioning and expanded the breadth of functionality by introducing native time series support across our platform. During 2022, we continued to build on these improvements and further extended our offering. The new features, capabilities and improvements such as column store indexes, in-app analytics, Atlas Serverless, Atlas Device Sync, allow developer teams to accomplish more over a wider range of workloads while preserving a consistent developer experience and optimizing for modern application architectures. And with Queryable Encryption, we pioneered the industry’s first encrypted search scheme using breakthrough cryptography engineering. This technology gives developers the ability to query encrypted sensitive data in a simple and intuitive way with the data remaining encrypted at all times on the database.
•Fostering the MongoDB Developer Community. We have attracted a large and growing community of highly engaged developers, who have downloaded our Community Server offering over 365 million times from our website since February 2009 and over 125 million times in the last 12 months alone. We believe that the engagement of developers increases our brand awareness. Many of these developers become proponents of MongoDB within their organizations, which may result in new customers selecting our platform, as well as expansion opportunities within existing customers. Historically, we have invested in our community through active sponsorship of user groups, our user conferences, MongoDB University and other community-centered events. As of January 31, 2023, there were over 1.8 million MongoDB University registrations. We intend to continue to invest in the MongoDB developer community.
•Growing and Cultivating Our Partner Ecosystem. We have built a partner ecosystem of independent software vendors, systems integrators, value added resellers, cloud and technology partners. For example, we have expanded our business partnerships with all three major cloud providers (AWS, GCP and Microsoft Azure) to enhance our joint marketing initiatives, deliver technology integrations that benefit customers and align with our sales strategy. In addition, our technology partnerships have provided our customers with tools to help them modernize from legacy relational databases to MongoDB which, along with our other technology partnerships, provide us with significant benefits, including lead generation, new customer acquisition, marketplace fulfillment, accelerated deployment and additional customer support. We expanded our global partner ecosystem with the Alibaba Cloud partnership to offer an authorized MongoDB-as-a-Service solution to users in China. We subsequently expanded our reach in China in February 2021 when we launched a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure.We have also expanded our existing partnerships with independent software vendors and global systems integrators including IBM, Accenture, Infosys, Capgemini, Confluent, HCL, Wipro, Cognizant, Deloitte and Tata Consultancy Services. Our system integrator partners have also been valuable in working with organizations to migrate and modernize applications to our platform, including leveraging the cloud with MongoDB Atlas. We intend to continue to expand and enhance our partner relationships to benefit our global customers, grow our market presence and drive greater sales efficiency.
•Expanding Internationally. We believe there is a significant opportunity to continue to expand the use of our platform outside the United States. During the fiscal years ended January 31, 2023, 2022 and 2021, revenue generated outside of the United States was 45%, 46% and 44% of our total revenue. We intend to continue to expand our sales and drive the adoption of our platform globally.
Human Capital Management
We believe that our employees and the culture we have established are critically important to our success. To continue to compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we attract, retain and motivate qualified employees. To support these objectives, we strive to maintain our company culture, offer competitive compensation and benefits, support the health and well-being of our employees, foster an inclusive, diverse and engaged workforce and develop talent.
As of January 31, 2023, we had a total of 4,619 employees, including 2,211 employees located outside the United States. We are subject to laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of our business and we engage with legally recognized employee representatives in these locations as required. In accordance with the requirements of France, we have established a Social and Economic Committee composed of employer and elected staff representatives. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Compensation and Benefits
We provide competitive compensation and benefits for our employees globally. We continue to evolve our compensation programs to maintain competitive alignment with market practices while ensuring all pay decisions are driven by performance. Our compensation package may include base salary, commission or semi-annual bonuses and long-term equity awards. Where the market indicates, equity compensation continues to be an important tool to attract and retain talent. Employees in equity-eligible roles receive a new hire award at the time of hire and an annual performance-related refresh thereafter. To foster a strong sense of ownership and align our employees’ interests with our long-term success, we offer all full-time employees the opportunity to participate in an employee stock purchase plan.
In addition to cash and equity compensation, we offer employees a wide array of benefits designed to be aligned with local reward practices and help us successfully compete for talent. In the United States, these include health (medical, dental and vision) insurance, paid time off, retirement benefits and additional resources to support employees' overall well-being. While the philosophy around our benefits is the same worldwide, specific benefits may vary by country due to local regulations and preferences.
Health, Safety and Well-Being

We believe the health, safety and well-being of our employees are vital to our success. We have introduced guidelines, which reflect our commitment to both the physical and psychological health and well-being of our employees. As part of this commitment, we recognize our responsibility to provide a safe and healthy work environment for all employees, contractors, customers and visitors.
We prioritized employee safety during the COVID-19 pandemic by ensuring all employees were properly enabled to work remotely and by providing clarity on office closures and evolving guidelines. In addition, in response to the COVID-19 pandemic, we introduced emergency caregiving leaves and promoted new and existing resources related to mental health. We also implemented additional measures to support our employees, such as company-wide days off and wellness checks throughout the pandemic.
As conditions improved, we began to re-open our offices in the United States and certain other locations globally for employees to voluntarily return. In April 2022, we moved forward with a hybrid return-to-office approach. We implemented four working models, which help ensure that we are meeting business needs while also offering employees flexibility. As it relates to the in-office employee experience, we aim to provide opportunities for collaboration and social interaction, as well as training opportunities in managing a hybrid team for our people managers. We have several hub offices and a network of satellite offices in locations around the world and continue to introduce new workplace initiatives to enhance the employee experience.
As it relates to employee well-being, we offer a range of benefits under our four pillars of well-being:
•Physical well-being. We offer our employees access to highly comprehensive and competitive medical coverage in local markets, often covering the employee and dependent premiums. Our plans often include dental, optical, maternity, hospitalization and outpatient care, among other coverages. To promote healthy lifestyles, we also offer employees access to highly subsidized or discounted monthly gym and exercise class memberships.
•Financial well-being. We believe that financial security is an enabler of creativity and productivity, which is why we offer retirement saving options for our employees, as well as benefits such as life insurance, disability insurance, critical illness and accident coverage.
•Emotional well-being. Our employees and their families have 24-hour access to our Employee Assistance Program (“EAP”). Our EAP offers confidential guidance on matters such as family support, mental health and legal assistance. Through local partners, employees have access to free counseling and coaching sessions. Globally we also have a team of mental Health First Aiders, who are trained to be a point of contact for any of our employees experiencing emotional distress. In addition, all employees receive a complimentary subscription to a meditation app, which provides hundreds of themed meditation sessions on everything from sleep to focus to reducing stress.

•Family well-being. We provide global fertility benefits to our employees and their partners, including fertility care, adoption and surrogacy assistance and unlimited access to 1:1 guidance with certified practitioners. In the United States and some of our bigger geographies, we also offer backup childcare support. We feel strongly that parents should be able to share the responsibilities of caregiving and our parental leave policy gives all new parents at least 20 weeks of paid leave.
Talent & Leadership Development
Once we attract top talent, promoting their professional growth and development is an essential tool for retention and ensuring our continued success as we navigate the challenges of scaling in a competitive business environment. In addition to our ongoing delivery of professional and technical skill growth, we focus on two key levers for developing our talent. First, we are committed to developing talent using our performance and growth framework, which equips managers, and through them also equip employees, to meet and exceed high performance expectations, and make MongoDB a true inflection point in their careers. Second, we are focused on leadership development at all levels at MongoDB, which includes new manager onboarding, as well as leadership development for first-line managers and second-line leaders. Teams are also encouraged to seek customized leadership development programming for their leaders, to drive a precision focus on business needs.
Our Culture
We believe our culture is critical to our success and has delivered tangible financial and operational benefits for our customers, our employees and our stockholders. Our company values are:

•Think Big, Go Far. We are big dreamers with a passion for creativity. We eagerly pursue new opportunities and markets through innovation and disruption. We have a pioneering spirit - always ready to forge new paths and take smart risks.
•Build Together. We achieve amazing things by connecting and leveraging the diversity of perspectives, skills, experiences and backgrounds of our entire organization. We place the success of the company over any individual or team. We discuss things thoroughly, but prioritize commitment over consensus.
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
We have expanded our efforts to recruit a more diverse workforce by embedding the capability to recruit diverse talent within our entire recruiting organization and investing in a diversity sourcing team that supports diverse recruitment marketing campaigns and external partnerships.
We are investing in the development of diverse high potential talent within MongoDB, and we have launched Inclusive Leadership Training for all Vice-Presidents across the company.
We also have a growing number of Employee Resource Groups (“ERGs”), including BEAM (Black Employees At MongoDB), Config.MDB (neurodivergent and people with disabilities), Green Team (sustainable, social, and environmental responsibility), MDBWomen (employees identifying as women), MongoDB_ API (Asian American and Pacific Islander community), Queer Collective (members of the LGBTQIA+ community and allies), Queeries (a safe environment for those identifying as LGBTQIA+), QueLatine (honoring the diversity of Latine heritage), Sell Like a Girl (those identifying as women in sales), UGT (underrepresented genders in tech), and Veterans (employees who are veterans of the armed forces). These groups focus on providing community support, professional development and business impact. Our ERGs play an important role in our overall company culture by helping us raise awareness of issues unique to their members’ experiences.
As signatories to the Corporate Parity Pledge, we have committed to interview at least one qualified female candidate for every open role at the vice president level and above, as well as for every additional directorship on our Board of Directors. Additionally, we have partnered with Advancing Women in Tech to create a mentorship program focused on accelerating the growth of women and non-binary directors.
We are committed to pay equity, regardless of gender, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, job location and performance. In addition, to reduce the risk of bias and help ensure consistent pay practices, we use a third-party tool to conduct annual pay parity checks.
Employee Engagement

We conduct anonymous engagement surveys regularly to help us understand the employee experience, identify areas of strength and development opportunities among teams, measure the effectiveness of our people and culture initiatives and understand employees’ sentiments on management. These surveys are managed by a third-party vendor to encourage candor. The results are reviewed by senior management, who analyze areas of progress or needs for improvement and work with their teams to determine actionable steps based on survey results. The results also drive organization-wide focus areas and commitments focused on leadership, culture and inclusion.
Our Customers
As of January 31, 2023, we had over 40,800 customers spanning a wide range of industries in more than 100 countries around the world. All affiliated entities are counted as a single customer. No single customer represented more than 10% of our revenue in fiscal year 2023. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
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
Our sales and marketing organization includes sales development, inside sales, field sales, sales engineering and marketing personnel. As of January 31, 2023, we had 2,249 employees in our sales and marketing organization.
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
As of January 31, 2023, we had 1,030 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform.

Competition
The worldwide database software market is rapidly evolving and highly competitive. We believe that the principal competitive factors in our market are:
•mindshare with software developers and IT executives;
•product capabilities, including flexibility, scalability, performance, security and reliability;
•flexible deployment options, including fully managed as a service or self-managed in the cloud, on-premises or in a hybrid environment;
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
Some of our actual and potential competitors, in particular the legacy database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. Other large software and internet companies may also seek to enter our market. As we introduce new technologies, such as the ones we announced during fiscal year 2022, and as our existing markets see more market entry, we expect competition to intensify.
Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and operating results from time to time. We may experience variability and reduced comparability of our quarterly revenue and operating results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license. We may also experience fluctuations as MongoDB Atlas revenue is recorded on a consumption basis and varies with usage, including due to seasonal variability. As MongoDB Atlas revenue continues to increase as a percentage of total revenue, these fluctuations may have a greater impact on our results of operations.We believe that seasonal fluctuations that we have experienced in the past may continue in the future.

Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.
As of January 31, 2023, in the United States, we had been issued 68 patents, which expire between 2030 and 2041 and had 37 patent applications pending, of which eight are provisional applications. In addition, as of January 31, 2023, we had 11 registered trademarks in the United States and three pending trademark application in the United States.
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
•Because we derive the majority of our revenue from MongoDB Atlas, failure of MongoDB Atlas to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects and our future revenue may be more difficult to predict.
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
•We could incur substantial costs in obtaining, maintaining, protecting, defending or enforcing our intellectual property rights and any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could reduce the value of our software and brand.
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
•If we or our third-party service providers, experience a security breach or other security incident, or unauthorized access to personal, proprietary, confidential or other sensitive data is otherwise obtained, our software may be perceived as not being secure, customers may reduce or terminate their use of our software and we may face litigation, regulatory investigations, significant liability and reputational damage.
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
Our overall performance depends in part on worldwide economic conditions and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could materially and adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business.

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

Additionally, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions and may continue to experience such disruptions in the future, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. As a result of these factors, our revenues may be affected by both decreased customer acquisition and lower than anticipated revenue growth from existing customers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and has caused and could continue to cause disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have material and adverse consequences on us, the third parties on whom we rely or our customers. Increased inflation and/or interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material and adverse effect on our business, financial condition or results of operations.

Further, to the extent there is a sustained general economic downturn and our database software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. This could also result in an extension of our sales cycle with potential customers, thus increasing the time and cost associated with our sales process. Further, if our customers experience reductions in their technology spending, even if they choose to use our products, they may not purchase additional products and services in the future due to budget limitations.

In addition, if financial institutions used by us or our customers face insolvency or illiquidity challenges due to events affecting the banking system and / or financial markets, our and our customers' ability to access existing cash, cash equivalents, and investments may be threatened. To the extent that the resulting receivership or insolvency causes customers to be unable to, or causes delays, in accessing bank deposits, our customers may not be able to pay us on time or at all for the products and services that we provide them and they may not renew their subscriptions with us. The failure of banks or financial institutions and the measures taken by governments, businesses and other organizations in response to such events could adversely impact our business, financial condition and results of operations.

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
We have incurred net losses in each period since our inception, including net losses of $345.4 million, $306.9 million and $266.9 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. We had an accumulated deficit of $1.5 billion as of January 31, 2023. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Because we derive the majority of our revenue from MongoDB Atlas, failure of MongoDB Atlas to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects and our future revenue may be more difficult to predict.
We derive and expect to continue to derive the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customer’s usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.

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
Further, to the extent there is a sustained general economic downturn and our database software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. See “—Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and materially and adversely affect our results of operations.”

We currently face significant competition and expect that intense competition will continue.
The database software market, for both relational and non-relational database products, is highly competitive, rapidly evolving and others may put out competing databases or sell services in connection with existing open source or source available databases, including ours. The principal competitive factors in our market include: mindshare with software developers and information technology (“IT”) executives; product capabilities, including flexibility, scalability, performance, security and reliability; flexible deployment options, including fully managed as a service or self-managed in the cloud, on-premises or in a hybrid environment and ease of deployment; breadth of use cases supported; ease of integration with existing IT infrastructure; robustness of professional services and customer support; price and total cost of ownership; adherence to industry standards and certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our business and results of operations to suffer.
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
Our decision to offer Community Server under the SSPL, may harm the adoption of Community Server.
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
We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.

We track certain operational metrics, including annualized recurring revenue (“ARR”), annualized monthly recurring revenue (“MRR”), ARR expansion rate, Total Customers, Direct Sales Customers, MongoDB Atlas Customers, Customers over 100K and Downloads of our platform and non-GAAP metrics such as non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP income (loss) from operations, non-GAAP net income (loss), non-GAAP net income (loss) per share and free cash flow. These operational metrics are tracked with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and results of operations would be adversely affected.

We could be negatively impacted if the AGPL, the SSPL and other open source licenses under which some of our software is licensed are not enforceable.

The versions of Community Server released prior to October 16, 2018 are licensed under the AGPL. This license states that any program licensed under it may be copied, modified and distributed provided certain conditions are met. On October 16, 2018, we issued a new software license, the SSPL, for all versions of Community Server released on or after that date. The SSPL builds on the spirit of the AGPL, but includes an explicit condition that any organization using Community Server to offer MongoDB as a third-party service must open source the software that it uses to offer such service. It is possible that a court would hold the SSPL or AGPL to be unenforceable. If a court held either license or certain aspects of this license to be unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the SSPL or AGPL.
Our licensing model for Community Server could negatively affect our ability to monetize and protect our intellectual property rights.
We make our Community Server offering available under either the SSPL (for versions released on or after October 16, 2018) or the AGPL (for versions released prior to October 16, 2018). Community Server is a free-to-download version of our database that includes the core functionality developers need to get started with MongoDB but not all of the features of our commercial platform. Both the SSPL and the AGPL grant licensees broad freedom to view, use, copy, modify and redistribute the source code of Community Server provided certain conditions are met. Some commercial enterprises consider SSPL- or AGPL-licensed software to be unsuitable for commercial use because of the “copyleft” requirements of those licenses. However, some of those same commercial enterprises do not have the same concerns regarding using the software under the SSPL or AGPL for internal purposes. As a result, these commercial enterprises may never convert to paying customers of our platform. Anyone can obtain a free copy of Community Server from the Internet and we do not know who all of our SSPL or AGPL licensees are. Competitors could develop modifications of our software to compete with us in the marketplace. We do not have visibility into how our software is being used by licensees, so our ability to detect violations of the SSPL or AGPL is extremely limited.
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
Our software includes third-party open source software and we intend to continue to incorporate third-party open source software in our products in the future. There is a risk that the use of third-party open source software in our software could impose conditions or restrictions on our ability to monetize our software. Although we monitor the incorporation of open source software into our products to avoid such restrictions, we cannot be certain that we have not incorporated open source software in our products or platform in a manner that is inconsistent with our licensing model or that we have not breached the terms of an applicable open source license agreement, in part because open source license terms are often ambiguous. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to inconsistent licensing terms. This could create further uncertainties as to the governing terms for the open source software we incorporate.
In addition, the terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated restrictions or conditions on our use of such software. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we developed using such open source software, which could include proprietary portions of our source code, or otherwise seeking to enforce the terms of the applicable open source licenses. These claims could result in litigation and could require us to make those proprietary portions of our source code freely available, purchase a costly license or cease offering the implicated software or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources and we may not be able to complete it successfully.
In addition to risks related to license requirements, the use of third-party open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our systems that rely on open source software. In addition, licensors of open source software included in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with our licensing model and thus could, among other consequences, prevent us from incorporating the software subject to the modified license.
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
•the mix of revenue and associated costs attributable to subscriptions for our MongoDB Atlas and MongoDB Enterprise Advanced offerings (such as our non-cancelable multi-year cloud infrastructure capacity commitments, which require us to pay for such capacity irrespective of actual usage) and professional services, as such relative mix may impact our gross margins and operating income;
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
•changes in customers’ consumption of our platform;
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
•significant security breaches or other security incidents, technical difficulties, or interruptions with respect to the delivery and use of our software;
•our failure to maintain the level of service uptime and performance required by our customers;
•the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress;
•changes in political and economic conditions, in domestic or international markets;
•general economic conditions, both domestically and internationally, including warfare and terrorist attacks on the United States and other regions in which we or our customers operate, such as the Russia-Ukraine conflict, as well as economic conditions specifically affecting industries in which our customers participate, including those conditions related to the COVID-19 pandemic;
•sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•the impact of new accounting pronouncements; and
•fluctuations in stock-based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by the unprecedented nature of the COVID-19 pandemic, the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve recently raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, as a result of adverse macroeconomic conditions, we experienced slower than historical growth of our existing Atlas applications for the year ended January 31, 2023. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have recently experienced rapid growth in our business, operations and employee headcount. For fiscal years 2023, 2022 and 2021, our total revenue was $1,284.0 million, $873.8 million and $590.4 million, respectively, representing a 47% and 48% growth rate, respectively. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017 to over 40,800 customers as of January 31, 2023, and we grew from 713 employees as of January 31, 2017 to 4,619 employees as of January 31, 2023. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.

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
If we or our third-party service providers experience a security breach or other security incident, or unauthorized access to personal, proprietary, confidential or other sensitive data is otherwise obtained, our software may be perceived as not being secure, customers may reduce or terminate their use of our software and we may face litigation, regulatory investigations, significant liability and reputational damage.
Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our personal, proprietary, confidential and other sensitive data and our information technology systems, and those of the third parties upon which we rely to help deliver services to our customers. Such threats are prevalent, increasing in frequency, evolving in nature and becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors (including organized criminal threat actors), “hacktivists,” personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. In addition, some actors, such as sophisticated nation-states and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon whom we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems, operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, fraud, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, pandemics, earthquakes, fires, floods, and other similar threats.
Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services.
The COVID-19 pandemic and our remote workforce pose increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections, computers and devices outside our premises or network, including while at home, in transit and in public locations. Additionally, the United States government has raised concerns about a potential increase in cyberattacks generally as a result of the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional data security risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Risks related to data security will increase as we continue to grow the scale and functionality of our business and collect, store, transmit and otherwise process increasingly large amounts of our and our customers’ information and data, which may include personal, proprietary, confidential or other sensitive data.
Any of the above identified or similar threats could cause a security breach or other security incident that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, transfer, use or other processing of, or access to our information technology systems or personal, proprietary, confidential or other sensitive information, or those of the third parties upon whom we rely. A security breach or other security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, and services.
We may expend significant resources or modify our business activities to try to protect against, mitigate or remediate actual or perceived security breaches and other security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and personal, proprietary, confidential or other sensitive information.
While we have implemented security measures designed to protect against security breaches and other security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach or other security incident has occurred. For example, industry publications have reported ransomware attacks on MongoDB instances. We believe these attacks were successful due to the failure by users of our Community Server offering to properly turn on the recommended security settings when running these instances. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
We use third-party service providers and subprocessors to help us deliver services to our customers. These third-party service providers and subprocessors may collect, store, transmit or otherwise process personal data or other confidential information of our employees and our customers. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Due to applicable laws, regulations, rules, standards, contractual obligations, policies and other obligations, we may be held responsible for security breaches or other security incidents attributed to our third-party service providers as they relate to the information we share with them.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security breaches and other security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience or are perceived to have experienced a security breach or other security incident, or fail to make adequate or timely disclosures to the public, regulators, law enforcement agencies or affected individuals, as applicable, following any such event, we may experience adverse consequences. These consequences may include: liability under applicable data privacy and security laws, regulations, rules, standards, contractual obligations, policies and other obligations; obligations to notify regulators and affected individuals; government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing personal and other sensitive information; litigation (including class claims); indemnification and other contractual obligations; damages; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security breaches and other security incidents and attendant consequences may cause customers to stop using our platform, products, and services, deter new customers from using our platform, products, and services, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.
While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage will be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal or other confidential data or otherwise relating to data privacy and security matters. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or at all, or that our insurers will not deny coverage as to any future claim.

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
Given these factors, it is difficult to predict whether and when a sale will be completed and when revenue from a sale will be recognized, particularly the timing of revenue recognition related to the term license portion of our subscription revenue. In addition, as a result of the COVID-19 pandemic, rising inflation and interest rates, and global economic uncertainty, potential customers may consider reducing or delaying, technology or other discretionary spending, which could also result in an extension of our sales cycle. This could impact the variability and comparability of our quarterly revenue results and may have an adverse effect on our business, results of operations and financial condition.
We may be forced to reduce prices for our subscription offerings and as a result our revenue and results of operations will be harmed.
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
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2023, 2022 and 2021, total sales and marketing expense represented 54%, 54% and 55% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment and growth of our MongoDB World,

MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value-added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
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
Our software is complex and therefore, undetected errors, failures or bugs have occurred in the past and may occur in the future. Our software is used in IT environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations, which may cause errors or failures in the IT environment into which our software is deployed. This diversity increases the likelihood of errors or failures in those IT environments. Despite testing by us, real or perceived errors, failures or bugs may not be found until our customers use our software. Real or perceived errors, failures or bugs in our products could result in negative publicity, security breaches or other security incidents, loss of or delay in market acceptance of our software, regulatory investigations and enforcement actions, harm to our brand, weakening of our competitive position, or claims by customers for losses sustained by them or failure to meet the stated service level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures or bugs in our software could also impair our ability to attract new customers, retain existing customers or expand their use of our software, which would adversely affect our business, results of operations and financial condition.
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, standards, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
Data privacy has become a significant issue in the United States, Europe and in many other countries and jurisdictions where we offer our software and services. In the ordinary course of business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and otherwise process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. We collect personal information from individuals located both in the United States and abroad and may store or otherwise process such information outside of the country in which it was collected. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, rules, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws For example, at the federal level, Section 5 of the Federal Trade Commission Act prohibits unfair or deceptive acts or practices in or affecting commerce (which extends to data privacy and security practices), and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. At the state level, the California Consumer Privacy Act, as modified by the California Privacy Rights Act (collectively, the “CCPA”) gives California residents the right to, among other things, request disclosure of personal information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of sales of their personal information, and not be discriminated against for exercising these rights. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and increase our compliance costs and potential liability with respect to personal information we collect about California residents. For example, in August 2022 California’s Attorney General reached a settlement with Sephora, Inc. (“Sephora”) for failing to satisfy certain obligations under the CCPA, including the disclosure and processing of opt-out requests, with respect to the for using third-party tracking software on Sephora's website that could, among other things, create profiles about website visitors that the California Attorney General interpreted as a "sale" of customer information given the benefits that both the software provider and Sephora received from the relationship. This action may signal a priority of enforcement and interpretation that such use of analytics products on the internet may introduce new web-based marketing complexities and compliance challenges under the CCPA.
A number of other U.S. states have also enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA, with at least four such laws (in Virginia, Colorado, Utah and Connecticut) having taken effect, or scheduled to take effect, in 2023. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal data than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. There is also discussion in Congress of a new federal data privacy and security law to which we may become subject if it is enacted. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly.
Additionally, in March 2022, the Securities and Exchange Commission (the “SEC”) proposed cybersecurity disclosure rules for public companies that would require disclosure regarding cybersecurity risk management (including cybersecurity-related business activities, decision-making processes, and a corporate board’s role in overseeing cybersecurity) and material cybersecurity incidents in periodic filings. While the notice-and-comment period has closed, we do not have an expected date of when these rules would go into effect.
Furthermore, on May 12, 2021, the Biden administration issued an Executive Order requiring federal agencies to implement additional IT security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit, to the maximum extent consistent with federal records laws and other applicable laws. Additionally, the Executive Order called for the development of secure software development practices or criteria for a consumer software labeling program reflecting a baseline level of secure practices for development of software sold to the U.S. federal government. Due to the Executive Order, federal agencies may require us to modify our cybersecurity practices and policies and increase our compliance costs and, if we are unable to meet the requirements of the Executive Order, it could impede our ability to work with the U.S. government and result in a loss of revenue.
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we or our customers must comply, including, but not limited to, the European Economic Area (“E.E.A.”), Switzerland, the United Kingdom (“U.K.”), Canada, Brazil and other countries. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.E.A. is subject to the General Data Protection Regulation (the “GDPR”), and other European laws governing the processing of personal data. Data protection authorities in the E.E.A. have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher. Further, the GDPR provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests. Since we act as a data processor for our MongoDB Atlas customers, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but because of the ambiguities in the GDPR and the evolving interpretation of the GDPR by data protection authorities, we cannot assure you that such steps are complete or effective.
Following the exit of the U.K. from the European Union (“E.U.”), the GDPR was transposed into UK law (the “U.K. GDPR”) as supplemented by the U.K. Data Protection Act 2018, which currently imposes the same obligations as the GDPR in most material respects. Failure to comply with the U.K. GDPR can result in fines up to a maximum of £17.5 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher. However, the U.K. GDPR will not automatically incorporate changes made to the GDPR going forward (which would need to be specifically incorporated by the U.K. government). Moreover, the U.K. government has publicly announced plans to reform the U.K. GDPR in ways that, if formalized, are likely to deviate from the GDPR, all of which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses.

Countries outside Europe are implementing significant limitations on the processing of personal data, similar to those in the GDPR. For example, Brazil has enacted the General Data Protection Law (Lei Geral Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018). In addition, on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal data, or APPI. Both of these laws broadly regulate the processing of personal data in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
Some foreign data privacy and security laws, including, without limitation, the GDPR and U.K. GDPR, may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A., or U.K. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, the GDPR generally restricts the transfer of personal data to countries outside of the E.E.A. that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as, most commonly, the “Standard Contractual Clauses” (“SCCs”) released by the European Commission. Use of the SCCs imposes additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. While the European Commission announced in March 2022 that an agreement in principle had been reached between E.U. and U.S. authorities regarding a new transatlantic data privacy framework, no formal agreement has been finalized, and any such agreement, if formalized, is likely to face challenge at the Court of Justice of the European Union. In addition, the U.K. similarly restricts personal data transfers outside of the U.K. jurisdiction to countries such as the United States that the U.K. government does not consider to provide an adequate level of personal data protection, and the U.K. government has adopted its own standard International Data Transfer Agreement for use under such circumstances, as well as an international data transfer addendum that can be used with the SCCs for the same purpose. Certain countries outside Europe (including Russia, China and Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or require us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
In addition to the GDPR, other European legislative proposals and present laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the E.E.A. and the U.K., regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. For example, it is anticipated that the ePrivacy Regulation, which is still being negotiated, and national implementing laws will replace the current national laws implementing the ePrivacy Directive. Compliance with these laws and regulations may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities.
In addition to government regulation, we may be contractually subject to industry standards adopted by privacy advocates and industry groups and may become subject to such obligations in the future. We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
Further, because data privacy and security are critical competitive factors in our industry, we publish privacy policies and other documentation regarding our collection, use, disclosure and other processing of personal data and other confidential information. Although we endeavor to comply with our published policies, certifications and documentation, we may at times fail to do so, may be perceived to have failed to do so, or be alleged to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies, certifications and documentation. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even if because of circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.

Because the interpretation and application of data privacy and security laws, regulations, rules, standards and other obligations are still uncertain and likely to remain uncertain for the foreseeable future, it is possible that these laws, regulations, rules, standards and other actual or alleged obligations, including contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which we may be unable to do in a commercially reasonable manner or at all and which could have an adverse effect on our business. Any inability to adequately address data privacy and security concerns, even if unfounded, or the failure, or perceived failure, to comply with applicable data privacy and security laws, regulations, rules, standards, contractual obligations, policies and other actual or alleged obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
Furthermore, the costs of compliance with and other burdens imposed by, the laws, regulations, rules, standards, contractual obligations, policies and other obligations related to data privacy and security that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Privacy concerns, whether valid or not valid, may inhibit market adoption of our software particularly in certain industries and foreign countries.
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
We could incur substantial costs in obtaining, maintaining, protecting, defending or enforcing our intellectual property rights and any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could reduce the value of our software and brand.
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2023, we had 68 issued patents and 37 pending patent applications in the United States. Patent applications may not result in issued patents and even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. In addition to patent protection, we primarily rely on copyright and trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate and we may be unable to detect the unauthorized use of our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related intellectual property at risk of not issuing or being cancelled. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
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
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused, infringed or otherwise violated the intellectual property rights of our competitors, non-practicing entities or other third parties. This risk is exacerbated by the fact that our software incorporates third-party open source software. For example, Realtime Data (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware in March 2019 alleging that we are infringing three U.S. patents that it holds: the 908 Patent, the 751 Patent and the 825 Patent. See “Part I, Item 3, Legal Proceedings, of this Form 10-K.”
Any intellectual property claims, with or without merit, could be very time-consuming and expensive and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights, some of which we have invested considerable effort and time to bring to market. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any aspect of our business that may ultimately be determined to infringe, misappropriate or otherwise violate the intellectual property rights of another party, we could be forced to limit or stop sales of subscriptions to our software and may be unable to compete effectively. Any of these results would adversely affect our business, results of operations and financial condition.
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
We outsource substantially all of the infrastructure relating to MongoDB Atlas across AWS, Microsoft Azure and GCP to host our cloud offering. If the hosting of MongoDB Atlas is disrupted or interfered with for any reason, our business would be negatively impacted. Customers of MongoDB Atlas need to be able to access our platform at any time, without interruption or degradation of performance and we provide them with service level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access and we are, therefore, vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud, cyberattacks, or security breaches or other security incidents that we cannot predict or prevent. Such interruptions, delays or outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our business, results of operations and financial condition. In addition, if we or any of these third-party cloud providers, experience a security breach or other security incident, our software is unavailable or our customers are unable to use our software within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Any of the above circumstances or events may harm our business, results of operations and financial condition.
Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business, results of operations and financial condition.
Our continued growth depends in part on the ability of our existing customers and new customers to access our software at any time and within an acceptable amount of time. We may experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes or failures, human or software errors, malicious acts, terrorism, security breaches or other security incidents, or capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or cyberattacks. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance as our software offerings and customer implementations become more complex. If our software is unavailable or if our customers are unable to access features of our software within a reasonable amount of time or at all, or if other performance problems occur, our business, results of operations and financial conditions may be adversely affected.
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
We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2017 to January 31, 2023, we increased the size of our workforce by 3,906 employees and we expect to continue to hire as we expand, especially among research and development and sales and marketing personnel. Such substantial headcount growth may result in a change to our corporate culture.
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
Indemnity provisions in various agreements could expose us to substantial liability for data breaches, intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, security breaches or other security incidents, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations and financial condition. Although we normally contractually limit our liability with respect to such indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.
Because our long-term growth strategy involves sales to customers outside the United States, our business is susceptible to risks associated with international operations.
A significant portion of our revenue is derived internationally and we are susceptible to risks related to our international operations. In the fiscal years ended January 31, 2023, 2022 and 2021, total revenue generated from customers outside the United States was 45%, 46% and 44%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In addition, we expanded our reach in China in February 2021 when we announced a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:
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
•more stringent regulations relating to data privacy and security and the unauthorized use of, or access to, commercial and personal data, particularly in EMEA;
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
•political instability, including any escalation in the geopolitical tensions between China and Taiwan, social unrest, terrorist activities, acts of civil or international hostility, such as the current military conflict and escalating tensions between Russia and Ukraine, natural disasters or regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic;
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
In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by a variety of evolving data security threats and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our subscription offerings and related services could suffer.
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
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly new and complex tax laws, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. Additionally, the rise of flexible work policies resulting from the COVID-19 pandemic is likely to continue to increase the complexity of our payroll tax practices and may lead to challenges with our payments to tax authorities. Furthermore, authorities in the many jurisdictions in which we operate or have employees could review our tax returns and impose additional tax, interest and penalties and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of certain tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.
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
Potential tax reform globally and in the United States may result in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. Additional significant changes to U.S. federal corporate tax law were made by the Coronavirus Aid, Relief, and Economic Security Act, and the recently enacted Inflation Reduction Act (“IRA”). The Company has determined that it is not currently subject to the tax effects of the IRA, which includes a corporate alternative minimum tax and an excise tax on stock buybacks. In addition, the Organisation for Economic Co-operation and Development (the “OECD”), has issued guidelines that change long-standing tax principles and may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. In December 2022, the European Union (“EU”) reached unanimous agreement, in principle, to implement the global minimum tax. EU members will be required to institute local laws in 2023, which are intended to be effective for tax years beginning after 2023. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.
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
As of January 31, 2023, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
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
Our business is subject to the risks of earthquakes, fire, floods, pandemics and public health emergencies and other natural catastrophic events and to interruption by man-made problems such as power disruptions,security breaches or other security incidents, or terrorism.
As of January 31, 2023, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
In addition, data security threats have become more prevalent, we face increased risk from these activities to maintain the performance, reliability, security and availability of our subscription offerings and related services and technical infrastructure to the satisfaction of our customers, which may harm our reputation and our ability to retain existing customers and attract new customers.
To the extent any of the above or similar events occur and adversely affect our business and results of operations, such event may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may materially and adversely affect our business and results of operations.
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
In addition, there is an increasing focus from regulators, certain investors and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. We communicate certain ESG-related initiatives and goals regarding environmental matters, diversity and other matters in our annually released Corporate Sustainability Report, on our website and elsewhere. Any of our current or future initiatives, goals and commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals and commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals and commitments, or for any revisions to them.
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
We release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the macroeconomic environment, including inflation and interest rates, which are inherently difficult to predict. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability, any of which or combination thereof could materially and adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline.
In addition, we have options outstanding that, if fully exercised, would result in the issuance of shares of our common stock. We also have restricted stock units (“RSUs”) outstanding that, if vested and settled, would result in the issuance of shares of common stock. All of the shares of common stock issuable upon the exercise of stock options and vesting of RSUs and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
Furthermore, a substantial number of shares of our common stock is reserved for issuance upon the exercise of the 2026 Notes (as defined below). If we elect to satisfy our conversion obligation on the 2026 Notes solely in shares of our common stock upon conversion of the 2026 Notes, we will be required to deliver shares of our common stock, together with cash for any fractional share.
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
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes will be entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. We also may not have enough available cash or be able to obtain financing at the time the 2026 Notes mature. Our failure to pay any cash payable on future conversions of the

2026 Notes as required by the indenture would constitute a default under the indenture for the 2026 Notes. In addition, even if holders of 2026 Notes do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The conditional conversion feature of the 2026 Notes was not triggered during the three months ended January 31, 2023, as the last reported sale price of our common stock was not more than or equal to 130% of the applicable conversion price for each series of Notes for at least 20 trading days in the period of 30 consecutive trading days ending on January 31, 2023 (the last trading day of the fiscal quarter). Therefore, the 2026 Notes are not convertible at the option of the holders thereof, in whole or in part, from February 1, 2023 through April 30, 2023. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our current principal executive office is located in New York, New York and, as of January 31, 2023, consists of approximately 106,230 square feet of space under a lease that expires in December 2029.
We lease 45 other offices around the world for our employees, including in Dublin, Gurgaon, Palo Alto, Sydney and Austin.
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
Holders of Record
As of March 15, 2023, there were 48 stockholders of record of our common stock and the closing price of our common stock was $212.13 per share as reported on the Nasdaq. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares of our common stock during the three months ended January 31, 2023.

Stock Performance Graph
The graph below shows a comparison, from January 31, 2018 through January 31, 2023, of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Nasdaq Computer Index (“Nasdaq Computer”).
The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Computer at their respective closing prices on January 31, 2018 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
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
Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series and application-driven analytics that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model.
We generate revenue primarily from sales of subscriptions, which accounted for 96% of our total revenue for the each of the years ended January 31, 2023, 2022 and 2021, respectively.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search. During the year ended January 31, 2023, MongoDB Atlas revenue represented 63% of our total revenue, as compared to 56% in the prior year, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly in arrears based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 29%, 35% and 44% of our subscription revenue for the years ended January 31, 2023, 2022 and 2021, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 365 million times since February 2009 and over 125 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% of our total revenue for each of the years ended January 31, 2023, 2022 and 2021, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest to grow our business to take advantage of our market opportunity.

Macroeconomic and Other Factors
Our operational and financial performance is subject to risks including those caused by the adverse macroeconomic environment and the COVID-19 pandemic.
Adverse macroeconomic conditions include slower or negative economic growth, higher inflation and higher interest rates. During the year ended January 31, 2023, the macroeconomic environment negatively impacted our business. For instance, we experienced slower than historical growth rates for our existing MongoDB Atlas applications. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.

In response to the COVID-19 pandemic in 2020, we adopted several measures to protect our employees, maintain operations and support our customers globally. Such measures included temporarily requiring employees to work remotely, suspending non-essential travel, and replacing in-person marketing events with virtual events. As conditions improved, we began to re-open our offices in the United States and certain other locations globally for employees to voluntarily return. In April 2022, we moved forward with our return to office plan, which encompasses a hybrid approach to in-office attendance based on the different needs of teams across the Company. The full extent of the impact of the COVID-19 pandemic on our future operational and financial performance is dependent on a number of factors outside of our control and is difficult to predict.
We continue to monitor the developments of the COVID-19 pandemic, the macroeconomic environment, the geopolitical landscape and, recently, the challenges in the banking industry. As these factors develop and we evaluate their impact on our business, we may adjust our business practices accordingly. For further discussion of the potential impacts of these factors on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part I, Item 1A of this Form 10-K. Other factors affecting our performance are discussed below, although we caution you that the COVID-19 pandemic may also impact these factors.

Factors Affecting Our Performance
Extending Product Leadership and Maintaining Developer Mindshare
We are committed to delivering market-leading products to continue to build and maintain credibility with the global software developer community. We believe we must maintain our product leadership position and the strength of our brand to drive further revenue growth. We intend to continue to invest in our product offerings with the goal of expanding the functionality and adoption of our developer data platform. During 2021, we improved the ease of use of our platform by introducing innovation that facilitates data partitioning and expanded the breadth of functionality of our platform by introducing native time series support across our platform. During 2022, we continued to build on these improvements and further extended our offering. The new features, capabilities and improvements such as column store indexes, in-app analytics, Atlas Serverless, Atlas Device Sync, allow developer teams to accomplish more over a wider range of workloads while preserving a consistent developer experience and optimizing for modern application architectures. And with Queryable Encryption, we introduced the industry’s first encrypted search scheme using breakthrough cryptography engineering.
We intend to continue to invest in our engineering capabilities and marketing activities to maintain our strong position in the developer community. We have spent $1.4 billion on research and development since our inception. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of January 31, 2023, we had over 40,800 customers across a wide range of industries and in over 100 countries, compared to over 33,000 customers and over 24,800 customers as of January 31, 2022 and 2021, respectively. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of January 31, 2023, we had over 6,400 customers that were sold through our direct sales force and channel partners, as compared to over 4,400 and over 3,000 such customers as of January 31, 2022 and 2021, respectively. These customers, which we refer to as our Direct Sales Customers, accounted for 87%, 85% and 82% of our subscription revenue for the years ended January 31, 2023, 2022 and 2021, respectively. The percentage of our subscription revenue from Direct

Sales Customers increased, in part, due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. We had over 39,300 MongoDB Atlas customers as of January 31, 2023. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the year ended January 31, 2023, we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,651, 1,307 and 975 as of January 31, 2023, 2022 and 2021, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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
Investing in Growth and Scaling Our Business
We are focused on our long-term revenue potential. We believe that our market opportunity is large and we will continue to invest in scaling across all organizational functions in order to grow our operations both domestically and internationally. Any investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We have increased our sales and marketing headcount to 2,249 employees as of January 31, 2023 from 1,713 employees and 1,171 employees as of January 31, 2022 and 2021, respectively.

Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is comprised of term licenses and hosted as-a-service solutions. Revenue from our MongoDB Atlas offering is primarily generated on a usage basis and is billed either monthly in arrears or paid upfront. Subscriptions to term licenses include technical support and access to new software versions on a when-and-if available basis. Revenue from our term licenses is recognized upfront for the license component and ratably for the technical support and when-and-if available update components. Associated contracts are typically billed annually in advance. The majority of our subscription contracts are one year in duration. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront. Our subscription contracts are generally non-cancelable and non-refundable.
Services Revenue. Services revenue is comprised of consulting and training services and is recognized over the period of delivery of the applicable services. We recognize revenue from services agreements as services are delivered.
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, customer usage patterns, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions, delivery of professional services, the impact of significant transactions and seasonality of or fluctuations in usage from our MongoDB Atlas customers.
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

Research and Development. Research and development expense consists primarily of personnel costs, including salaries, bonuses and benefits, and stock-based compensation. It also includes amortization associated with intangible acquired assets and allocated overhead. We expect our research and development expenses to continue to increase in absolute dollars, as we continue to invest in our developer data platform and develop new products.
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
Provision for Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2023, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes of approximately $1.9 billion, $1.8 billion, $697.2 million and $42.9 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2024 for state purposes. Operating losses in the United States, for years after January 31, 2019, in Ireland and the U.K. may be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. We also have U.S. federal and state research credit carryforwards of $94.1 million and $8.9 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2025 for state purposes. Beginning in fiscal year 2023, provisions in the U.S. Tax Cuts and Jobs Act of 2017 require the Company to capitalize and amortize research and development (“R&D”) expenditures rather than deducting the costs as incurred. As the result of the new R&D capitalization effective in fiscal year 2023, the capitalized amounts resulted in a decrease of the current year net operating loss. Capitalized R&D expenditures are deductible as amortized in future periods. Therefore, the Company recorded a deferred tax asset for the capitalized R&D expenditures.
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
Highlights for the Years Ended January 31, 2023, 2022 and 2021
For the years ended January 31, 2023, 2022 and 2021, our total revenue was $1,284.0 million, $873.8 million and $590.4 million, respectively. The increase in total revenue was primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss was $345.4 million, $306.9 million and $266.9 million for the years ended January 31, 2023, 2022 and 2021, respectively, driven primarily by higher sales and marketing spend and research and development costs. Our operating cash flow was $(13.0) million, $7.0 million and $(42.7) million for the years ended January 31, 2023, 2022 and 2021, respectively.

Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Years Ended January 31,
	2023	2022	2021
Consolidated Statements of Operations Data:
Revenue:
Subscription	$1,235,122	$842,047	$565,349
Services	48,918	31,735	25,031
Total revenue	1,284,040	873,782	590,380
Cost of revenue:
Subscription(1)	284,583	217,901	145,280
Services(1)	64,721	41,591	31,796
Total cost of revenue	349,304	259,492	177,076
Gross profit	934,736	614,290	413,304
Operating expenses:
Sales and marketing(1)	699,201	471,890	325,100
Research and development(1)	421,692	308,820	205,161
General and administrative(1)	160,498	122,944	92,347
Total operating expenses	1,281,391	903,654	622,608
Loss from operations	(346,655)	(289,364)	(209,304)
Other income (expense), net	13,401	(13,525)	(53,389)
Loss before provision for income taxes	(333,254)	(302,889)	(262,693)
Provision for income taxes	12,144	3,977	4,251
Net loss	$(345,398)	$(306,866)	$(266,944)

(1)    Includes stock-based compensation expense as follows (in thousands):

	Years Ended January 31,
	2023	2022	2021
Cost of revenue—subscription	$19,682	$14,387	$8,970
Cost of revenue—services	10,565	6,325	4,953
Sales and marketing	143,073	91,947	54,632
Research and development	159,099	104,335	57,611
General and administrative	49,035	34,075	23,147
Total stock-based compensation expense	$381,454	$251,069	$149,313

	Years Ended January 31,
	2023	2022	2021
Percentage of Revenue Data:
Revenue:
Subscription	96%	96%	96%
Services	4	4	4
Total revenue	100	100	100
Cost of revenue:
Subscription	22	25	25
Services	5	5	5
Total cost of revenue	27	30	30
Gross profit	73	70	70
Operating expenses:
Sales and marketing	54	54	55
Research and development	33	35	35
General and administrative	13	14	15
Total operating expenses	100	103	105
Loss from operations	(27)	(33)	(35)
Other income (expense), net	1	(1)	(9)
Loss before provision for income taxes	(26)	(34)	(44)
Provision for income taxes	1	1	1
Net loss	(27)%	(35)%	(45)%

Comparison of the Years Ended January 31, 2023 and 2022
Revenue

	Years Ended January 31,		Change
(in thousands)	2023	2022	$	%
Subscription	$1,235,122	$842,047	$393,075	47%
Services	48,918	31,735	17,183	54%
Total revenue	$1,284,040	$873,782	$410,258	47%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $393.1 million primarily due to an increase of $360.5 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by the continued increase in delivery of consulting services.

Cost of Revenue, Gross Profit and Gross Margin Percentage

	Years Ended January 31,		Change
(in thousands)	2023	2022	$	%
Subscription cost of revenue	$284,583	$217,901	$66,682	31%
Services cost of revenue	64,721	41,591	23,130	56%
Total cost of revenue	349,304	259,492	89,812	35%
Gross profit	$934,736	$614,290	$320,446	52%
Gross margin	73%	70%
Subscription	77%	74%
Services	(32)%	(31)%
The increase in subscription cost of revenue was primarily due to a $50.9 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $11.5 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $15.8 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization, and a $4.1 million increase in costs driven by an increase in the volume of consulting and training services. Total headcount in our support and services organizations increased 38% from January 31, 2022 to January 31, 2023.
Our overall gross margin improved to 73%. Our subscription gross margin increased to 77% as efficiencies realized in managing our third-party cloud infrastructure costs more than offset the negative margin impact from the increasing percentage of revenue from MongoDB Atlas. The impact of higher services personnel costs and stock-based compensation and lower utilization rate resulted in negative services gross margin.
Operating Expenses
Sales and Marketing

	Years Ended January 31,		Change
(in thousands)	2023	2022	$	%
Sales and marketing	$699,201	$471,890	$227,311	48%
The increase in sales and marketing expense included $140.8 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 2,249 as of January 31, 2023 from 1,713 as of January 31, 2022, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $69.8 million from costs associated with our higher headcount, including higher commissions expense, higher travel costs and higher computer hardware and software expenses. Travel costs increased also due to the easing of restrictions related to the COVID-19 pandemic. In addition, sales and marketing expenses increased by $10.2 million due to increased spending on marketing programs including the return to in-person attendance for our MongoDB World event.
Research and Development

	Years Ended January 31,		Change
(in thousands)	2023	2022	$	%
Research and development	$421,692	$308,820	$112,872	37%
The increase in research and development expense was primarily driven by a $97.8 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 19%. Research and development expense also increased due to higher computer hardware and software expenses, increased third-party infrastructure costs and higher travel costs driven by higher headcount. Travel costs increased also due to the easing of restrictions related to the COVID-19 pandemic.

General and Administrative

	Years Ended January 31,		Change
(in thousands)	2023	2022	$	%
General and administrative	$160,498	$122,944	$37,554	31%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $31.5 million higher personnel costs and stock-based compensation. In addition, general and administrative expense increased due to higher professional services fees, higher office-related expenses driven by higher headcount, and higher travel costs. The increase in travel costs was primarily driven by higher headcount and the easing of restrictions related to the COVID-19 pandemic.
Other Income (Expense), net

	Years Ended January 31,		Change
(in thousands)	2023	2022	$	%
Other income (expense), net	$13,401	$(13,525)	$26,926	(199)%
Other income (expense), net, for the year ended January 31, 2023 improved primarily due to higher interest income from our short-term investments, unrealized gains related to our non-marketable securities, as well as lower interest expense following the redemption of convertible securities.
Provision for Income Taxes

	Years Ended January 31,		Change
(in thousands)	2023	2022	$	%
Provision for income taxes	$12,144	$3,977	$8,167	205%
The increase in the provision for income taxes during the year ended January 31, 2023 was primarily due to an increase in foreign taxes as the Company continued its global expansion. In addition, the overall provision for income taxes for the year ended January 31, 2022 includes a reduction in the valuation allowance as a result of goodwill from an immaterial business combination and the impact from the adoption of ASU 2020-06.
Comparison of the Years Ended January 31, 2022 and 2021
For a discussion of our results of operations for the year ended January 31, 2022 as compared to the year ended January 31, 2021, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 18, 2022.

Liquidity and Capital Resources
As of January 31, 2023, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $1.8 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
On June 29, 2021, we entered into an underwriting agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein, pursuant to which we agreed to issue and sell 2,500,000 shares of our common stock, par value $0.001 per share, at an offering price of $365.00 per share. We received net proceeds of $889.2 million, after deducting underwriting discounts and commissions of $22.7 million and offering expenses of $0.6 million. Offering expenses included legal, accounting and other fees.
On October 1, 2021, we issued a notice of redemption (the “Redemption Notice”) for the aggregate principal amount outstanding of its 2024 Notes. We satisfied our conversion obligations with respect to conversions occurring after the date of the Redemption Notice and prior to December 3, 2021 (the “Redemption Date”) by delivering shares of common stock, plus cash in lieu of any resulting fractional shares (physical settlement). Pursuant to the Redemption Notice, on the Redemption Date, we redeemed the outstanding principal of the 2024 Notes that were not converted prior to such date at a redemption price in cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest. Approximately $1.9 million aggregate principal amount outstanding as of October 31, 2021 were converted to 27,377 shares of the Company’s common stock with the remaining balance settled in cash. The extinguishment of the 2024 Notes on December 3, 2021 was immaterial to our financial statements. For further discussion on the 2024 Notes and 2026 Notes, please refer to Note 6, Convertible Senior Notes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of January 31, 2023, we had an accumulated deficit of $1.5 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates and inflation, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the COVID-19 pandemic on the global economy and our business, financial condition and results of operations. As the impact of the COVID-19 pandemic and macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended January 31,
	2023	2022	2021
Net cash (used in) provided by operating activities	$(12,970)	$6,980	$(42,673)
Net cash used in investing activities	(33,308)	(852,142)	(262,656)
Net cash provided by financing activities	30,200	890,892	27,581
Operating Activities
Cash used in operating activities during the year ended January 31, 2023 was $13.0 million. This was primarily driven by our net loss of $345.4 million, which included non‑cash charges of $381.5 million for stock‑based compensation and $16.1 million for depreciation and amortization. The continuing growth of our sales and our expanding customer base led to an increase in accounts receivable of $91.5 million and deferred commissions of $49.1 million. In addition, accrued liabilities decreased by $16.2 million reflecting lower expenses and timing of payments. These were partly offset by our cash collections, which increased our deferred revenue by $85.8 million.
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
Investing Activities
Cash used in investing activities during the during the year ended January 31, 2023 was $33.3 million, primarily due to purchases of marketable securities, net of proceeds from maturities, of $23.0 million, $7.2 million of cash used for purchases of property and equipment and $3.1 million of additional investment in non-marketable securities.

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
Financing Activities
Cash provided by financing activities during the year ended January 31, 2023 was $30.2 million, due to $29.0 million of proceeds from the issuance of common stock under the Employee Stock Purchase Plan and $5.7 million exercises of stock options, partly offset by $4.5 million of principal repayments of finance leases.
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

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2023 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
0.25% convertible senior notes due 2026	1,158,597	2,875	1,155,722	—	—
Finance lease obligations	59,347	8,073	17,156	17,422	16,696
Operating lease obligations	53,526	11,993	18,237	10,929	12,367
Purchase obligations	1,146,064	200,706	525,358	420,000	—
Total	$2,417,534	$223,647	$1,716,473	$448,351	$29,063
At January 31, 2023, our material short-term and long-term cash requirements for various contractual obligations and commitments consisted of the following:
•principal and future interest payments related to our 2026 Notes;
•our purchase obligations under non-cancelable agreements for cloud infrastructure capacity commitments and subscription and marketing services. Subsequent to January 31, 2023, the Company expanded its enterprise partnership arrangement with a cloud infrastructure provider that includes a non-cancelable commitment of $300 million over the next five years, commencing in March 2023, which is not included in the table above;
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
Revenue Recognition
We derive our revenue from two sources: (1) the sales of subscriptions, which includes the usage-based database-as-a-service offering and the term license and post-contract customer support (“PCS”); and (2) services revenue comprised of consulting and training arrangements. We recognize revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps:
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally and we are exposed to market risk in the ordinary course of business. The uncertainty that exists with respect to the global economic impact of the COVID-19 pandemic and the macroeconomic environment has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds and our short-term investments consist of U.S. government treasury securities. As of January 31, 2023 and 2022, we had cash, cash equivalents, restricted cash and short-term investments of $1.8 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of January 31, 2023 and 2022.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the years ended January 31, 2023 and 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of January 31, 2023 and 2022, the total amount of non-marketable securities included in other assets on our balance sheet was $9.8 million and $4.8 million, respectively.

Item 8. Financial Statements and Supplementary Data
MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MongoDB, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MongoDB, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible senior notes as of February 1, 2021.

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

Revenue Recognition - Allocation of Transaction Price in Revenue Arrangements with Multiple Performance Obligations
As described in Notes 2 and 10 to the consolidated financial statements, other subscription revenue was $426.9 million for the year ended January 31, 2023. Certain of the Company’s contracts with customers contain multiple performance obligations, such as the license portion of time-based software licenses, post-contract customer support, and services. For these contracts that contain multiple performance obligations, management allocates the transaction price to each performance obligation based on a relative standalone selling price. Management determines each standalone selling price based on multiple factors, including past history of selling such performance obligations as standalone products. Management estimates standalone selling price for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the standalone selling prices. In cases where directly observable standalone sales are not available, management utilizes all observable data points including competitor pricing for a similar or identical product, market and industry data points, and the Company’s pricing practices.
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
March 17, 2023

We have served as the Company's auditor since 2013.

MONGODB, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	As of January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$455,826	$473,904
Short-term investments	1,380,804	1,352,019
Accounts receivable, net of allowance for doubtful accounts of $6,362 and $4,966 as of January 31, 2023 and 2022, respectively	285,192	195,383
Deferred commissions	83,550	63,523
Prepaid expenses and other current assets	31,212	32,573
Total current assets	2,236,584	2,117,402
Property and equipment, net	57,841	62,625
Operating lease right-of-use assets	41,194	41,745
Goodwill	57,779	57,775
Acquired intangible assets, net	11,428	20,608
Deferred tax assets	2,564	1,939
Other assets	181,503	147,494
Total assets	$2,588,893	$2,449,588
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,295	$5,234
Accrued compensation and benefits	90,112	112,568
Operating lease liabilities	8,686	8,084
Other accrued liabilities	52,672	48,848
Deferred revenue	428,747	352,001
Total current liabilities	588,512	526,735
Deferred tax liability, non-current	225	81
Operating lease liabilities, non-current	36,264	38,707
Deferred revenue, non-current	31,524	23,179
Convertible senior notes, net	1,139,880	1,136,521
Other liabilities, non-current	52,980	57,665
Total liabilities	1,849,385	1,782,888
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of January 31, 2023 and 2022; 70,005,957 shares issued and 69,906,586 shares outstanding as of January 31, 2023 and 67,543,731 shares issued and 67,444,360 shares outstanding as of January 31, 2022	70	67
Additional paid-in capital	2,276,694	1,860,514
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of January 31, 2023 and 2022	(1,319)	(1,319)
Accumulated other comprehensive loss	(905)	(2,928)
Accumulated deficit	(1,535,032)	(1,189,634)
Total stockholders’ equity	739,508	666,700
Total liabilities and stockholders’ equity	$2,588,893	$2,449,588

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)

	Years Ended January 31,
	2023	2022	2021
Revenue:
Subscription	$1,235,122	$842,047	$565,349
Services	48,918	31,735	25,031
Total revenue	1,284,040	873,782	590,380
Cost of revenue:
Subscription	284,583	217,901	145,280
Services	64,721	41,591	31,796
Total cost of revenue	349,304	259,492	177,076
Gross profit	934,736	614,290	413,304
Operating expenses:
Sales and marketing	699,201	471,890	325,100
Research and development	421,692	308,820	205,161
General and administrative	160,498	122,944	92,347
Total operating expenses	1,281,391	903,654	622,608
Loss from operations	(346,655)	(289,364)	(209,304)
Other income (expense):
Interest income	24,948	926	4,569
Interest expense	(9,797)	(11,316)	(56,107)
Other expense, net	(1,750)	(3,135)	(1,851)
Loss before provision for income taxes	(333,254)	(302,889)	(262,693)
Provision for income taxes	12,144	3,977	4,251
Net loss	$(345,398)	$(306,866)	$(266,944)
Net loss per share, basic and diluted	$(5.03)	$(4.75)	$(4.53)
Weighted-average shares used to compute net loss per share, basic and diluted	68,628,267	64,563,032	58,984,604

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)

	Years Ended January 31,
	2023	2022	2021
Net loss	$(345,398)	$(306,866)	$(266,944)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	969	(3,464)	(30)
Foreign currency translation adjustment	1,054	1,240	(899)
Other comprehensive income (loss)	2,023	(2,224)	(929)
Total comprehensive loss	$(343,375)	$(309,090)	$(267,873)

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands of U.S. dollars, except share data)

	Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances as of January 31, 2020	57,382,543	$57	$752,127	$(1,319)	$225	$(668,232)	$82,858
Cumulative effect of accounting change	—	—	—	—	—	(227)	(227)
Stock option exercises	2,218,661	3	16,983	—	—	—	16,986
Repurchase of early exercised options	(960)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	100	—	—	—	100
Vesting of restricted stock units	1,163,259	1	—	—	—	—	1
Stock-based compensation	—	—	149,313	—	—	—	149,313
Issuance of common stock under the Employee Stock Purchase Plan	134,930	—	18,523	—	—	—	18,523
Conversion of convertible senior notes	18	—	—	—	—	—	—
Temporary equity reclassification	—	—	(4,714)	—	—	—	(4,714)
Unrealized loss on available-for-sale securities	—	—	—	—	(30)	—	(30)
Foreign currency translation adjustment	—	—	—	—	(899)	—	(899)
Net loss	—	—	—	—	—	(266,944)	(266,944)
Balances as of January 31, 2021	60,898,451	61	932,332	(1,319)	(704)	(935,403)	(5,033)
Cumulative effect of accounting change	—	—	(309,381)	—	—	52,635	(256,746)
Stock option exercises	1,279,669	1	9,664	—	—	—	9,665
Vesting of early exercised stock options	—	—	10	—	—	—	10
Vesting of restricted stock units	1,437,133	1	—	—	—	—	1
Stock-based compensation	—	—	251,982	—	—	—	251,982
Issuance of common stock under the Employee Stock Purchase Plan	85,401	—	25,210	—	—	—	25,210
Issuance of common stock, net of issuance costs	2,500,000	3	889,181				889,184
Conversion of convertible senior notes	1,243,706	1	61,516	—	—	—	61,517
Unrealized loss on available-for-sale securities	—	—	—	—	(3,464)	—	(3,464)
Foreign currency translation adjustment	—	—	—	—	1,240	—	1,240
Net loss	—	—	—	—	—	(306,866)	(306,866)
Balances as of January 31, 2022	67,444,360	67	1,860,514	(1,319)	(2,928)	(1,189,634)	666,700
Cumulative effect of accounting change	—	—	—	—	—	—	—
Stock option exercises	801,272	1	5,707			—	5,708
Vesting of early exercised stock options	—	—	—	—	—	—	—
Vesting of restricted stock units	1,511,529	2	—	—	—	—	2
Stock-based compensation	—	—	381,454	—	—	—	381,454
Issuance of common stock under the Employee Stock Purchase Plan	149,352	—	29,003	—	—	—	29,003
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	—
Conversion of convertible senior notes	73	—	16	—	—	—	16
Unrealized gain on available-for-sale securities	—	—	—	—	969	—	969
Foreign currency translation adjustment	—	—	—	—	1,054	—	1,054
Net loss	—	—	—	—	—	(345,398)	(345,398)
Balances as of January 31, 2023	69,906,586	$70	$2,276,694	$(1,319)	$(905)	$(1,535,032)	$739,508

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Years Ended January 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(345,398)	$(306,866)	$(266,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,110	13,671	14,177
Stock-based compensation	381,454	251,069	149,313
Amortization of debt discount and issuance costs	3,375	4,005	49,120
Amortization of finance right-of-use assets	3,974	3,974	3,975
Amortization of operating right-of-use assets	9,098	6,810	6,380
Deferred income taxes	(562)	(2,579)	(364)
Amortization of premium and accretion of discount on short-term investments, net	(5,954)	7,540	1,460
Unrealized gain on non-marketable securities	(1,857)	—	—
Unrealized foreign exchange loss (gain)	1,260	1,519	(1,329)
Change in operating assets and liabilities:
Accounts receivable	(91,450)	(62,277)	(47,633)
Prepaid expenses and other current assets	2,315	(19,865)	4,824
Deferred commissions	(49,077)	(84,742)	(41,623)
Other long-term assets	(99)	233	(1,094)
Accounts payable	3,163	1,146	1,216
Accrued liabilities	(16,189)	59,248	34,859
Operating lease liabilities	(9,692)	(6,866)	(4,014)
Deferred revenue	85,759	137,241	48,239
Other liabilities, non-current	800	3,719	6,765
Net cash (used in) provided by operating activities	(12,970)	6,980	(42,673)
Cash flows from investing activities
Purchases of property and equipment	(7,244)	(8,072)	(11,773)
Acquisition, net of cash acquired	—	(4,469)	—
Investment in non-marketable securities	(3,098)	(4,343)	(500)
Proceeds from maturities of marketable securities	1,425,000	550,000	740,000
Purchases of marketable securities	(1,447,966)	(1,385,258)	(990,383)
Net cash used in investing activities	(33,308)	(852,142)	(262,656)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	889,184	—
Payments of issuance costs for convertible senior notes	—	—	(4,154)
Proceeds from exercise of stock options, including early exercised stock options	5,707	9,665	17,000
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	29,003	25,209	18,523
Repurchase of early exercised stock options	—	—	(11)
Principal repayments of finance leases	(4,510)	(5,572)	(4,633)
Repayments of convertible senior notes attributable to principal	—	(27,594)	—
Proceeds from tenant improvement allowance on build-to-suit lease	—	—	856
Net cash provided by financing activities	30,200	890,892	27,581
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,003)	(1,532)	1,264
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,081)	44,198	(276,484)
Cash, cash equivalents and restricted cash, beginning of year	474,420	430,222	706,706
Cash, cash equivalents and restricted cash, end of year	$456,339	$474,420	$430,222

	Years Ended January 31,
	2023	2022	2021
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$11,164	$5,672	$2,310
Interest expense	5,837	6,271	6,998
Noncash investing and financing activities
Vesting of early exercised stock options	—	10	100
Purchases of property and equipment included in accounts payable and accrued liabilities	366	1,324	2,848
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$455,826	$473,904	$429,697
Restricted cash, non-current	513	516	525
Total cash, cash equivalents and restricted cash	$456,339	$474,420	$430,222

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
MongoDB, Inc. (“MongoDB” or the “Company”) was originally incorporated in the state of Delaware in November 2007 under the name 10Gen, Inc. In August 2013, the Company changed its name to MongoDB, Inc. The Company is headquartered in New York City. MongoDB is the developer data platform company. The foundation of the Company’s offering is the leading, modern general purpose database, which is built on a unique document-based architecture. Organizations can deploy the Company’s database at scale in the cloud, on-premises, or in a hybrid environment. The Company’s robust platform enables developers to build and modernize applications rapidly and cost-effectively across a broad range of use cases. In addition to selling subscriptions to its software, the Company provides post-contract support, training and consulting services for its offerings. The Company’s fiscal year ends on January 31.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.
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
The COVID-19 pandemic and global macroeconomic conditions, including slower economic growth, rising interest rates and inflation, continue to impact demand and supply for a broad variety of goods and services, including demand from the Company’s customers.
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
For the years ended January 31, 2023, 2022 and 2021, the Company did not record any impairment charges for its marketable debt securities in its consolidated statements of operations.
Restricted Cash
As of January 31, 2023 and 2022, the Company pledged $0.5 million of collateral for its available credit on corporate credit cards. Restricted cash balances have been excluded from the Company’s cash and cash equivalents balance and are included in other assets on the consolidated balance sheets.
Non-marketable Securities
Non-marketable securities consist of debt and equity investments in privately-held companies, which are classified as other assets on the consolidated balance sheets. The Company’s non-marketable debt securities are measured at fair value at each reporting period. The Company’s non-marketable equity securities do not have readily determinable fair values. Under the measurement alternative election, the Company accounts for these non-marketable equity securities at cost and adjusts for observable price changes in orderly transactions for the identical or similar investment of the same issuer or upon impairment. These securities are not eligible for the net-asset-value practical expedient from fair value measurement. The measurement alternative election is reassessed each reporting period to determine whether the non-marketable securities continue to be eligible for this election.
The Company periodically evaluates its non-marketable equity securities for impairment when events and circumstances indicate that the carrying amount of the investment may not be recovered. Impairment indicators may include, but are not limited to, a significant deterioration in earnings performance, credit rating, asset quality or business outlook or a

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
significant adverse change in the regulatory, economic, or technological environment. If the non-marketable equity securities are considered impaired, the Company will record an impairment charge within other income (expense) on its consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. For the years ended January 31, 2023, 2022 and 2021, the Company did not record any impairment charges related to its non-marketable equity securities in its consolidated statements of operations.
During the years ended January 31, 2023 and 2022, the Company invested $3.1 million and $4.3 million, respectively, of its cash in non-marketable securities of privately-held companies. The Company evaluated its ownership, contractual and other interests of its investments and determined that as of January 31, 2023, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements, as the Company was not the primary beneficiary and did not have the power to direct activities that most significantly impact the entities’ economic performance. The Company’s maximum loss exposure is limited to the carrying value of these investments.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, non-marketable securities, accounts payable and accrued liabilities. Cash equivalents are measured at fair value on a recurring basis. Short-term investments classified as available-for-sale debt securities are recorded at fair value. Non-marketable securities consist of debt and equity securities. Non-marketable debt securities are measured at fair value at each reporting period. Non-marketable equity securities are measured at fair value as of the date of observable price changes in orderly transactions for the identical or a similar investment of the same issuer or upon impairment. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
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
As of January 31, 2023 and 2022, no customer represented 10% or more of net accounts receivable. For the years ended January 31, 2023, 2022 and 2021, no customer represented 10% or more of revenue.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, costs related to the development of web-based product, or implementation costs incurred in a hosting arrangement that is a service contract, are capitalized during the application development stage. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. There were no material qualifying costs incurred during the application development stage and the Company did not capitalize any qualifying costs related to computer software developed for internal use, or implementation costs incurred in a hosting arrangement that is a service contract in the years ended January 31, 2023 and 2022.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Operating leases are reflected in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, non-current on the consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities, and other liabilities, non-current on the consolidated balance sheets. Within the consolidated statements of cash flows, the Company classifies all cash payments associated with operating leases within operating activities and for finance leases, repayments of principal are presented within financing activities and interest payments are presented within operating activities.
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
The Company performs its annual impairment analysis in the fourth quarter of each fiscal year. The Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single operating segment is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of the Company’s single operating segment with its carrying amount. If the carrying amount exceeds its fair value, no further analysis is required; otherwise, any excess of the carrying amount over the implied fair value is recognized as an impairment loss and the carrying value of goodwill is written down to fair value. No indicators of impairment of goodwill

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
were identified during the years ended January 31, 2023, 2022 and 2021, and accordingly, the Company has not recorded any impairment of goodwill during those periods.
Revenue Recognition
The Company derives its revenue from two sources: (1) the sales of subscriptions, which includes the usage-based database-as-a-service offering and the term license and post-contract customer support (“PCS”); and (2) services revenue comprised of consulting and training arrangements. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Subscription Revenue
The Company sells subscriptions directly through its field and inside sales teams and indirectly through channel partners, as well as through its self-serve channel. The majority of the Company’s subscription contracts are one year in duration and are invoiced upfront. When the Company enters into multi-year subscription contracts, the customer is typically invoiced on an annual basis or pays upfront. The Company’s subscription contracts are generally non-cancelable and non-refundable.
The Company derives subscription revenue from providing its software to customers with its database-as-a-service offering that include comprehensive infrastructure and management of the Company’s database and can also be purchased with additional enterprise features. Performance obligations related to database-as-a-service solutions are recognized on a usage-basis, as the use of this service represents a direct measurement of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract.
The Company’s subscription revenue also includes time-based software licenses sold in conjunction with PCS. These subscription offerings are generally priced on a per server basis, subject to a per server random access memory (“RAM”) limit. Performance obligations related to subscription revenue for time-based software licenses include a license portion, which represents functional intellectual property under which a customer has the legal right to the license. The license provides significant standalone functionality and is therefore deemed a distinct performance obligation. License revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the subscription start date.
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
Cost of Revenue
Cost of Subscription Revenue
Cost of subscription revenue primarily includes third-party cloud infrastructure expenses for the Company’s database- as-a-service offering. Cost of subscription revenue also includes personnel costs, including salaries, bonuses and benefits and stock-based compensation, for employees associated with the Company’s subscription arrangements principally related to technical support and allocated shared costs, as well as depreciation and amortization.
Cost of Services Revenue
Cost of services revenue primarily includes personnel costs, including salaries and benefits and stock-based compensation for employees associated with the Company’s professional service contracts, as well as, travel costs, allocated shared costs and depreciation and amortization.
Deferred Commissions
The Company capitalizes its incremental costs of obtaining subscription contracts with customers, which generally consist of sales commissions paid to the Company’s sales force and related payroll taxes, as well as fees paid to marketplace vendors. Incremental costs that are expected to be amortized during the succeeding twelve months are recorded on the Company’s consolidated balance sheets as deferred commissions with the remaining, non-current, portion recorded under

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
other assets. Deferred commissions are amortized over a period of benefit that the Company has determined to be generally five years. The Company determined the period of benefit by taking into consideration the length of its customer contracts, its technology and other factors. Deferred commissions also include all other sales commissions and related payroll taxes for subscription contracts, which are amortized based on the pattern of the associated revenue recognition over the related contractual subscription period. Sales commissions are generally paid up front and one month in arrears, however, the timing of payment is based on contractual terms of the underlying subscription contract and is subject to an evaluation of customer credit-worthiness. The deferred commission amounts are recoverable through the future revenue under the non-cancelable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations. The Company adopted the practical expedient that permits an entity to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. Deferred commissions are reviewed periodically for impairment. Refer to Note 10, Revenue for more information.
Deferred Revenue
Deferred revenue primarily consists of customer billings or payments received in advance of the Company satisfying the performance obligations on its subscription and services contracts. The Company generally invoices its customers annually in advance for its subscription services. Typical payment terms provide that customers pay the amount due within 30 days of the invoice date. Deferred revenue that is anticipated to be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current. The Company’s contract liabilities are classified as deferred revenue upon the right to invoice or when payments have been received for undelivered products or services. Deferred revenue does not necessarily represent the total contract value of annual or multi-year, non-cancelable subscription agreements.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Advertising
Advertising costs are expensed as incurred, or the first time the advertising takes place, based on the nature of the advertising and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising costs were $18.7 million, $18.0 million and $12.8 million for the years ended January 31, 2023, 2022 and 2021, respectively. Advertising costs are recorded in sales and marketing expenses in the consolidated statements of operations.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation
Compensation expense related to stock-based awards granted to employees and non-employees is calculated based on the fair value of stock-based awards on the date of grant. For restricted stock units, fair value is based on the closing price of the Company’s common stock on the grant date.
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
ii.Expected Volatility. Since the Company had limited trading history of its common stock, the expected volatility for its stock option grants was derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considered to be comparable to its own business over a period equivalent to the expected term of the stock option grants. For purchase rights granted under the 2017 ESPP, the volatility is derived from the historical volatility of the Company’s common stock.
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
Net Loss Per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period, including stock options, restricted stock units and convertible senior notes. Refer to Note 12. Net Loss Per Share for more information.
Segment Information
The Company has one operating and reportable segment as the Company’s chief operating decision maker, the Company’s Chief Executive Officer (“CEO”), reviews financial information on an aggregate and consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, all required segment information can be found in these consolidated financial statements and accompanying notes.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the years ended January 31, 2023, 2022 and 2021. As of January 31, 2023 and 2022, there were no material amounts payable to or amounts receivable from related parties.
Recently Adopted Accounting Pronouncements
Disclosures by Business Entities about Government Assistance. In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which requires companies to disclose information about certain government assistance they receive. Disclosure requirements include: the types of government assistance received, the accounting for any such assistance, and the effect of the assistance on the company's consolidated financial statements. The guidance is effective for annual periods beginning after December 15, 2021. The Company adopted this ASU for the year ended January 31, 2023 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s disclosures.
3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of January 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value at January 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$268,985	$—	$—	$268,985
Short-term investments:
U.S. government treasury securities	1,380,804	—	—	1,380,804
Total financial assets	$1,649,789	$—	$—	$1,649,789

	Fair Value at January 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$331,221	$—	$—	$331,221
Short-term investments:
U.S. government treasury securities	1,352,019	—	—	1,352,019
Total financial assets	$1,683,240	$—	$—	$1,683,240
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of January 31, 2023 and 2022. As of January 31, 2023, unrealized losses on the Company’s U.S. government treasury securities were approximately $2.4 million. The fluctuations in market interest rates impact the unrealized losses on these securities. The Company does not intend to sell these securities and, as a result, does not expect to realize these losses in its financial statements. The Company concluded that an allowance for credit losses was unnecessary for short-term investments as of January 31, 2023 and 2022. Gross realized gains and losses were not material for each of the years ended January 31, 2023 and 2022.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Convertible Senior Notes
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at January 31, 2023 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 6, Convertible Senior Notes, to the consolidated financial statements for further details.
Non-marketable Securities
As of January 31, 2023 and 2022, the total amount of non-marketable equity and debt securities included in other assets on the Company’s balance sheets were $9.8 million and $4.8 million, respectively. During the year ended January 31, 2023, the Company invested an additional $3.1 million of its cash in non-marketable equity securities. In addition, the Company recorded an unrealized gain on certain of these non-marketable securities of $1.9 million during the year ended January 31, 2023. No gain or loss was recognized during the year ended January 31, 2022. Refer to Note 2, Summary of Significant Accounting Policies, for further details. The Company considers these assets as Level 3 within the fair value hierarchy when an impairment or observable price changes in orderly transactions are recognized on these non-marketable securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities.
4. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31, 2023	January 31, 2022
Servers	$1,350	$1,044
Furniture and fixtures	4,525	2,903
Computer and office equipment	4,949	2,446
Purchased software	985	985
Leasehold improvements	35,219	30,070
Website costs	969	969
Construction in process	879	4,562
Finance lease right-of-use assets	27,489	31,463
Total property and equipment	76,365	74,442
Less: accumulated depreciation and amortization	(18,524)	(11,817)
Property and equipment, net	$57,841	$62,625
Depreciation and amortization expense related to property and equipment was $6.9 million, $4.5 million and $5.5 million for the years ended January 31, 2023, 2022 and 2021, respectively. Depreciation and amortization expense excludes amortization with respect to the finance lease right-of-use asset, which is described further in Note 7, Leases.
Depreciation expense for the year ended January 31, 2021 included an impairment charge of $2.1 million related to the Company’s former office space in Dublin, Ireland. In December 2019, the Company signed an agreement to lease approximately 40,000 square feet of office space to accommodate its growing employee base in Dublin. The lease commenced on February 1, 2020 and as of January 31, 2021, the former Dublin office was not occupied by the Company. Due to the impact of the COVID-19 pandemic, the Company has been unable to assign nor secure a sub-tenant for the former Dublin office. Accordingly, the Company recognized an impairment charge as part of depreciation expense that represented the remaining carrying value of the right-of-use asset for this office location.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	January 31, 2023	January 31, 2022
Balance, beginning of the year	$57,775	$55,830
Increase in goodwill related to business combinations	4	1,945
Balance, end of the year	$57,779	$57,775
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
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	January 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(29,122)	$8,978	1.7
Customer relationships	15,200	(12,750)	2,450	0.8
Total	$53,300	$(41,872)	$11,428

	January 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(22,982)	$15,118	2.6
Customer relationships	15,200	(9,710)	5,490	1.8
Total	$53,300	$(32,692)	$20,608
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $9.2 million, $9.1 million and $8.5 million for the years ended January 31, 2023, 2022 and 2021, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s consolidated statements of operations.
As of January 31, 2023, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
2024	$8,505
2025	2,130
2026	680
2027	113
2028	—
Total	$11,428

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. Convertible Senior Notes
The net carrying amounts of the Company’s 2026 Notes (as defined herein) were as follows for the periods presented (in thousands):

	Years Ended January 31,
	2023	2022
Principal	$1,149,972	$1,149,988
Unamortized debt issuance costs	(10,092)	(13,467)
Net carrying amount	$1,139,880	$1,136,521
As of January 31, 2023, the total estimated fair value (Level 2) of the outstanding 2026 Notes was approximately $1.4 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
The following table sets forth the interest expense related to the 2024 Notes (as defined herein) and 2026 Notes for the periods presented (in thousands):

	January 31, 2023		January 31, 2022		January 31, 2021
	2024 Notes (2)	2026 Notes	2024 Notes	2026 Notes	2024 Notes	2026 Notes
Contractual interest expense	$—	$2,859	$168	$2,876	$675	$2,875
Amortization of debt discount (1)	—	—	—	—	3,976	43,026
Amortization of issuance costs (1)	—	3,375	647	3,358	276	1,851
Total	$—	$6,234	$815	$6,234	$4,927	$47,752
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
(2) The aggregate principal amount outstanding of the 2024 Notes was redeemed by the Company in December 2021.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
significant difference between the value of the conversion option immediately prior to and after the exchange, and accordingly, the 2024 Notes Partial Repurchase was accounted for as a debt extinguishment.
On October 1, 2021, the Company issued a notice of redemption (the “Redemption Notice”) for the aggregate principal amount outstanding of its 2024 Notes. Pursuant to the Redemption Notice, the Company redeemed the outstanding principal of the 2024 Notes that were not converted prior to such date at a redemption price in cash equal to 100% of the principal amount of the 2024 Notes, plus accrued and unpaid interest. The extinguishment of the 2024 Notes on December 3, 2021 was immaterial to the Company’s consolidated financial statements.
Terms of the 2026 Notes
For the 2026 Notes, the initial conversion rate is 4.7349 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of approximately $211.20 per share of common stock, subject to adjustment upon the occurrence of specified events.
The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding October 15, 2025, only under the following circumstances:
(1)during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2026 Notes on each applicable trading day;
(2)during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the 2026 Notes on each such trading day;
(3)if the Company calls any or all of the 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
(4)upon the occurrence of specified corporate events (as set forth in the indenture governing the 2026 Notes).
On or after October 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. If a fundamental change (as defined in the indenture governing the 2026 Notes) occurs prior to the maturity date, holders of the 2026 Notes will have the right to require the Company to repurchase for cash all or any portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if specific corporate events occur prior to the applicable maturity date, or if the Company elects to redeem the 2026 Notes, the Company will increase the conversion rate for a holder who elects to convert their notes in connection with such a corporate event or redemption in certain circumstances. It is the Company’s current intent to settle the principal amount of the 2026 Notes in cash.
During the three months ended January 31, 2023, the conditional conversion feature of the 2026 Notes was not triggered as the last reported sale price of the Company's common stock was not more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on January 31, 2023 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are not currently convertible, in whole or in part, at the option of the holders from February 1, 2023 through April 30, 2023. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2026 Notes in cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the 2026 Notes as long-term debt on the Company’s consolidated balance sheet as of January 31, 2023.
During the fiscal year ended January 31, 2023, certain holders elected to redeem an immaterial aggregate principal amount of the 2026 Notes. The Company elected to settle the redemption through the issuance of common stock. The

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company may elect to repay the 2026 Notes in cash, shares of the Company’s common stock or a combination of both cash and shares with respect to future conversions of the 2026 Notes.
Beginning on January 20, 2023, the Company may redeem for cash all or any portion of the 2026 Notes, at its option, if the last reported sale price of its common stock was at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2024 Notes or 2026 Notes, with such offset subject to a cap based on the cap price. The Capped Calls associated with the 2024 Notes and 2026 Notes cover, subject to anti-dilution adjustments, approximately 4.4 million shares and 5.4 million shares of the Company’s common stock, respectively. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the 2024 Notes and 2026 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity (deficit) and are not accounted for as derivatives. The cost of $37.1 million and $93.8 million incurred to purchase the Capped Calls associated with the 2024 Notes and 2026 Notes, respectively, was recorded as a reduction to additional paid-in capital and will not be remeasured. The Company did not unwind any of its Capped Calls through January 31, 2023.
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
During the year ended January 31, 2023, the Company entered into a new agreement to lease office space in Gurgaon, India for a term of five years with total estimated aggregate base rent payments of $7.0 million. This lease commenced and payments began in April 2022.
In December 2022, the Company entered into a sublease agreement to lease office space in London, U.K. for a term of six years. The Company estimates total aggregate base rent payments, net of tenant incentives expected to be received, of $7.1 million. As the lease had not commenced as of January 31, 2023, the Company’s lease costs are not included in the tables below.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease Costs
The components of the Company’s lease costs included in its consolidated statements of operations were as follows (in thousands):

	Years Ended January 31,
	2023	2022
Finance lease cost:
Amortization of finance lease right-of-use assets	$3,974	$3,974
Interest on finance lease liabilities	2,891	3,173
Operating lease cost	11,437	8,856
Short-term lease cost	2,808	1,207
Total lease cost	$21,110	$17,210
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the consolidated balance sheet as follows (in thousands):

	Years Ended January 31,
	2023	2022
Finance Lease:
Property and equipment, net	$27,489	$31,463
Other accrued liabilities (current)	5,483	4,511
Other liabilities, non-current	43,690	49,173
Operating Leases:
Operating lease right-of-use assets	$41,194	$41,745
Operating lease liabilities (current)	8,686	8,084
Operating lease liabilities, non-current	36,264	38,707
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Years Ended January 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$2,891	$3,173
Operating cash flows from operating leases	11,932	8,846
Financing cash flows from finance lease	4,510	5,572
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,346	14,434
Weighted-average remaining lease term (in years):
Finance lease	6.9	7.9
Operating leases	6.1	7.0
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	6.0%	4.2%

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of January 31, 2023 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
2024	$8,073	$11,993
2025	8,445	10,251
2026	8,711	7,986
2027	8,711	6,120
2028	8,711	4,809
Thereafter	16,696	12,367
Total minimum payments	59,347	53,526
Less imputed interest	(10,174)	(8,576)
Present value of future minimum lease payments	49,173	44,950
Less current obligations under leases	(5,483)	(8,686)
Non-current lease obligations	$43,690	$36,264
8. Commitments and Contingencies
The following table includes certain non-cancelable agreements primarily for subscription, marketing services and cloud infrastructure capacity commitments entered into by the Company (in thousands):

Year Ending January 31,	Other Obligations
2024	$200,706
2025	260,955
2026	264,403
2027	205,000
2028	215,000
Thereafter	—
Total minimum payments	$1,146,064
Refer to Note 7, Leases, for further details on obligations under non-cancelable finance and operating leases, including future minimum lease payments.
Non-cancelable Material Commitments
Other than certain non-cancelable operating leases described in Note 7, Leases, during the year ended January 31, 2023, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments. Subsequent to January 31, 2023, the Company expanded its enterprise partnership arrangement with a cloud infrastructure provider that includes a non-cancelable commitment of $300 million over the next five years, commencing in March 2023.
Other Commitments
The Company has entered into irrevocable, standby letters of credit, which serve as security deposits for certain of the Company’s leases and expire through October 2025. The maximum amount that can be drawn under these letters of credit is $1.3 million. As of January 31, 2023, no amounts have been drawn under the letters of credit.
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business including intellectual property claims, labor and employment claims and breach of contract claims. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against the Company in the United

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. On May 4, 2021, in a consolidated action that includes Realtime’s case against MongoDB, the District Court granted certain defendants’ motion to dismiss without prejudice, finding that the patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against the Company on May 18, 2021, and the Company moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted the Company’s motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. Realtime filed its appellate brief on December 2, 2021 and the defendants (including MongoDB) filed a responsive brief on March 11, 2022. Realtime filed a reply brief on April 29, 2022. The oral argument took place before the U.S. Court of Appeals for the Federal Circuit on February 10, 2023.
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, as of January 31, 2023, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Indemnification
The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, landlords, contractors and parties performing its research and development. Pursuant to these arrangements, the Company agrees to indemnify, hold harmless and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. To date, the Company has not incurred material costs as a result of such commitments. The Company maintains commercial general liability insurance and product liability insurance to offset certain of the Company’s potential liabilities under these indemnification provisions.
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
On June 11, 2020, all outstanding shares of the Company’s Class B common stock, par value $0.001 per share, automatically converted into the same number of shares of Class A common stock, par value $0.001 per share, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. The conversion occurred pursuant to Article V, Section 5(a) of the Amended and Restated Certificate of Incorporation, which provided that each share of Class B common stock would convert automatically into one fully paid and nonassessable share of Class A common stock at 5:00 p.m. in New York City, New York on the first trading day falling on or after the date on which the outstanding shares of Class B common stock represented less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. The Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of the Company’s Class B common stock and eliminating the authorized Class B common stock, thereby reducing the total number of the Company’s authorized shares of common stock by 100,000,000.
As of January 31, 2023, the Company had authorized 1,000,000,000 shares of common stock, each par value $0.001 per share, of which 70,005,957 shares of common stock were issued and 69,906,586 were outstanding.
2021 Common Stock Offering

On June 29, 2021, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named therein, pursuant to which the Company

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
agreed to issue and sell 2,500,000 shares of its common stock, par value $0.001 per share, at an offering price of $365.00 per share.
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
10. Revenue
Disaggregation of Revenue
Based on the information provided to and reviewed by the Company’s CEO, its Chief Operating Decision Maker, the Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets and subscription product categories. The Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The Company also disaggregates its subscription products between its MongoDB Atlas-related offerings and other subscription products, which include MongoDB Enterprise Advanced.
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Years Ended January 31,
	2023	2022	2021
Primary geographical markets:
Americas	$781,763	$527,081	$361,351
EMEA	361,566	257,846	177,448
Asia Pacific	140,711	88,855	51,581
Total	$1,284,040	$873,782	$590,380

Subscription product categories and services:
MongoDB Atlas-related	$808,263	$492,287	$270,805
Other subscription	426,859	349,760	294,544
Services	48,918	31,735	25,031
Total	$1,284,040	$873,782	$590,380
Customers located in the United States accounted for 55%, 54% and 56% of total revenue for the years ended January 31, 2023, 2022 and 2021, respectively. Customers located in the United Kingdom accounted for 10% of total revenue for the year ended January 31, 2021. No other country accounted for 10% or more of revenue for the periods presented.
As of January 31, 2023 and 2022, the majority of the Company’s long-lived assets were located in the United States and Ireland.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheet and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances as of January 31, 2023, 2022 and 2021 was $460.3 million, $375.2 million and $238.0 million, respectively. Approximately 27% and 23% of the total revenue recognized in the years ended January 31, 2023 and 2022 was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of January 31, 2023, the aggregate transaction price allocated to remaining performance obligations was $461.1 million. Approximately 62% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of January 31, 2023, 2022 and 2021, unbilled receivables were $9.7 million, $6.1 million and $5.7 million, respectively.
Allowance for Doubtful Accounts
The adoption of ASU 2016-13 on February 1, 2020 required the Company to change from an incurred loss impairment model to an expected credit loss model. Accordingly, the Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2021	$6,024
Provision	4,749
Recoveries/write-offs	(5,807)
Balance at January 31, 2022	$4,966
Provision	5,595
Recoveries/write-offs	(4,199)
Balance at January 31, 2023	$6,362
The increase in allowance for doubtful accounts at January 31, 2023 was primarily driven by the increase in sales.
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $252.4 million and $203.3 million as of January 31, 2023 and 2022, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s consolidated statements of operations, was $79.0 million, $49.1 million and $28.6 million for years ended January 31, 2023, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
11. Equity Incentive Plans and Employee Stock Purchase Plan
2008 Stock Incentive Plan and 2016 Equity Incentive Plan
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”), primarily for the purpose of granting stock-based awards to employees, directors and consultants, including stock options, restricted stock units (“RSUs”) and other stock-based awards. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan. Stock options granted under the stock option plans may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. All outstanding stock options as of January 31, 2023 were granted as NSOs with the exception of one ISO award. The exercise prices of the stock option grants must be no less than 100% of the fair value of the common stock on the grant date as determined by the Board of Directors. If, at the date of grant, the optionee owns more than 10% of the total combined voting power of all classes of outstanding stock (a “10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the date of grant as determined by the Board of Directors. Options granted are exercisable over a maximum term of 10 years from the date of

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
grant or five years from the date of grant for ISOs granted to any 10% stockholder. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. RSU awards granted to new employees generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
Pursuant to the terms of the 2016 Plan, the shares of the Company’s common stock reserved for issuance was increased by 3.4 million shares in February 2022. As of January 31, 2023, the Company has approximately 12.1 million shares of common stock available for future grants.
Stock Options
The following table summarizes stock option activity for the periods presented (in thousands, except share and per share data and years):

	Options Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2021	3,881,545	$7.50	4.8	$1,405,540
Options exercised	(1,279,669)	7.57
Options forfeited and expired	(9,982)	10.95
Balance - January 31, 2022	2,591,894	7.46	3.9	1,030,680
Options exercised	(801,272)	7.12
Options forfeited and expired	(809)	5.72
Balance - January 31, 2023	1,789,813	$7.60	3.3	$313,980
Options vested and exercisable - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
Options vested and exercisable - January 31, 2023	1,789,813	$7.60	3.3	$313,980
Stock options vested and expected to vest - January 31, 2023	1,789,813	$7.60	3.3	$313,980
There were no options granted during the years ended January 31, 2023 and 2022. The intrinsic value of options exercised for the years ended January 31, 2023, 2022 and 2021 was determined to be $211.1 million, $469.1 million and $481.8 million, respectively.
There were no options vested during the year ended January 31, 2023. The aggregate grant date fair value of stock options vested during the years ended January 31, 2022 and 2021, was $1.3 million and $4.3 million, respectively. As of January 31, 2023, there was no unrecognized stock-based compensation expense related to outstanding stock options.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Units
The following table summarizes RSU activity for the years ended January 31, 2023 and 2022:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2021	3,473,512	$139.68
RSUs granted	1,578,721	405.46
RSUs vested	(1,437,133)	149.47
RSUs forfeited and canceled	(388,341)	193.77
Unvested - January 31, 2022	3,226,759	258.85
RSUs granted	2,224,117	288.84
RSUs vested	(1,511,529)	224.04
RSUs forfeited and canceled	(459,141)	293.40
Unvested - January 31, 2023	3,480,206	$288.58
As of January 31, 2023, there was $922.4 million of unrecognized stock-based compensation expense related to outstanding RSUs that is expected to be recognized over a weighted-average period of 2.66 years.
Executive Performance Share Awards
During three months ended April 30, 2022, the Company created a long-term performance-based equity award program and granted performance share units (“PSUs”) to the Company’s CEO and certain other executives. The vesting of PSUs is conditioned upon the achievement of certain targets for the year ended January 31, 2023.The PSUs vest annually over a period of three years from the date of grant, subject to the executive’s continued employment with the Company. Each vested PSU entitles the executive to one share of common stock. A PSU performance factor of 100 will result in the targeted number of PSUs being vested. The minimum percentage of PSUs that can vest is zero, with a maximum percentage of 200. On the date of grant, the Company assumed a performance factor of 100, which would result in 74,823 PSUs to be issued, if fully vested.
The grant date fair value of these PSUs was $23.7 million at a performance factor of 100, which was determined by using the closing price of the Company’s stock at the date of grant. Compensation expense is being recognized over the requisite service period based on the probability of the performance conditions being satisfied using the accelerated attribution method. Following the completion of the performance year, the achieved PSU performance factor was 98.5. During year ended January 31, 2023, the Company recognized $11.5 million of compensation expense related to these PSUs. As of January 31, 2023, the Company had $10.6 million of total unrecognized compensation cost related to these PSUs, which it expects to be recognized over the remaining service period of approximately two years.
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
As of November 1, 2021, the Company does not expect to grant stock appreciation rights in the future and will instead grant RSUs to its employees in China. Therefore, no China SAR Plan units were granted for the year ended January 31, 2023.
For the years ended January 31, 2022 and 2021 the Company granted 5,532 and 2,763 units of the China SAR Plan, respectively, at a weighted average strike price of $386.23 and $165.08 per share, respectively.
During the years ended January 31, 2023, 2022 and 2021, upon the vesting of 1,141, 1,296 and 4,316 units, respectively, the total expense recognized related to China SAR was $2.5 million, $1.6 million and $2.6 million, respectively.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of January 31, 2023 and 2022, the Company’s liability balance related to the China SAR Plan was $3.3 million and $6.5 million, respectively. These amounts were recorded as part of the accrued compensation and benefits on the Company’s consolidated balance sheet and recognized as bonus expense in the Company’s consolidated statements of operations. During the year ended January 31, 2023, the Company paid $0.2 million in cash upon the exercise of 1,336 units. As of January 31, 2023, there were 16,988 China SAR Plan units outstanding of which 385 units remained unvested.
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
Unless otherwise determined by the Board of Directors, the Company’s common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% of the fair market value of the Company’s common stock on the first trading day of the offering period, or (2) 85% of the fair market value of the Company’s common stock on the last trading day of the offering period.
Pursuant to the terms of the 2017 ESPP, the shares of the Company’s common stock reserved for issuance was increased by 674,444 shares in February 2022. As of January 31, 2023, there were 3,001,980 shares of the Company’s common stock available for future issuance under the 2017 ESPP.
During the years ended January 31, 2023, 2022 and 2021 there were 149,352, 85,401 and 134,930 shares, respectively, of common stock purchased under the ESPP. The total expense related to the ESPP for years ended January 31, 2023, 2022 and 2021 was $13.7 million, $9.4 million and $7.0 million, respectively. As of January 31, 2023, there was $7.7 million of unrecognized stock-based compensation expense related to the ESPP offering period expected to end in June 2023.
The fair value of the purchase rights granted under the 2017 ESPP was estimated on the first day of the offering period using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2023	2022	2021
Expected term (in years)	0.50	0.50	0.50 - 0.54
Expected volatility	90% - 92%	56% - 61%	47% - 64%
Risk-free interest rate	2.24% - 4.68%	0.06% - 0.13%	0.09% - 0.19%
Dividend yield	—%	—%	—%

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
There were no shares of the Company’s common stock issued during the years ended January 31, 2023, 2022 and 2021 for stock options exercised prior to vesting. The Company did not repurchase any shares of common stock related to unvested stock options during the years ended January 31, 2023 and 2022. As of January 31, 2023 there were no shares held by employees and directors that were subject to repurchase.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended January 31,
	2023	2022	2021
Cost of revenue—subscription	$19,682	$14,387	$8,970
Cost of revenue—services	10,565	6,325	4,953
Sales and marketing	143,073	91,947	54,632
Research and development	159,099	104,335	57,611
General and administrative	49,035	34,075	23,147
Total stock-based compensation expense	$381,454	$251,069	$149,313

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended January 31,
	2023	2022	2021
Numerator:
Net loss	$(345,398)	$(306,866)	$(266,944)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	68,628,267	64,563,032	58,984,604

Net loss per share, basic and diluted	$(5.03)	$(4.75)	$(4.53)
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
Upon the adoption of ASU 2020-06 on February 1, 2021, the Company calculates the potential dilutive effect of its 2024 Notes and 2026 Notes under the if-converted method. Under this method, diluted earnings per share is determined by assuming that all of the 2024 Notes and 2026 Notes were converted into shares of the Company’s common stock at the beginning of the reporting period.
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been antidilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2024 Notes and 2026 Notes.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Years Ended January 31,
	2023	2022	2021
Stock options pursuant to the 2016 Equity Incentive Plan	571,680	778,172	1,340,476
Stock options pursuant to the 2008 Stock Incentive Plan	1,599,415	2,391,439	3,759,063
Unvested restricted stock units	3,860,345	3,680,895	3,864,504
Unvested executive PSUs	69,667	—	—
Early exercised stock options	—	102	5,032
Shares underlying the conversion option of the 2024 Notes (conversion spread only prior to the adoption of ASU 2020-06)	—	231,637	889,755
Shares underlying the conversion option of the 2026 Notes (conversion spread only prior to the adoption of ASU 2020-06)	5,445,039	5,445,107	450,869
Total	11,546,146	12,527,352	10,309,699
13. Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Years Ended January 31,
	2023	2022	2021
United States	$(253,433)	$(161,502)	$(159,331)
Foreign	(79,821)	(141,387)	(103,362)
Total	$(333,254)	$(302,889)	$(262,693)
The components of the provision for income taxes were as follows (in thousands):

	Years Ended January 31,
	2023	2022	2021
Current:
Federal	$844	$426	$215
State	59	80	171
Foreign	11,812	6,005	4,229
Total	12,715	6,511	4,615
Deferred:
Federal	(13)	(1,574)	5
State	24	6	10
Foreign	(582)	(966)	(379)
Total	(571)	(2,534)	(364)
Provision for income taxes	$12,144	$3,977	$4,251

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	Years Ended January 31,
	2023	2022	2021
Income tax benefit at statutory rate	$(69,983)	$(63,606)	$(55,165)
State taxes, net of federal benefit	66	68	143
Impact of foreign income taxes	27,892	34,730	25,569
Foreign branch income included in the United States	1,353	1,175	297
Stock-based compensation	(39,669)	(138,842)	(107,800)
Non-deductible expenses	1,318	2,200	991
Officer compensation in excess of $1 million	7,085	9,117	—
Change in valuation allowance	106,156	175,664	157,822
Research and development credits	(19,395)	(14,932)	(18,197)
Foreign tax credit	(3,349)	(2,470)	(711)
Foreign withholding tax expense	844	426	215
Prior year true ups	(278)	447	1,100
Other	104	—	(13)
Provision for income taxes	$12,144	$3,977	$4,251
The increase in the provision for income taxes during the years ended January 31, 2023 and January 31, 2022 was primarily due to an increase in foreign taxes as the Company continued its global expansion. In addition, the overall provision for income taxes for the year ended January 31, 2022 was lower due to a reduction in the valuation allowance as a result of goodwill from an immaterial business combination and the impact from the adoption of ASU 2020-06.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Significant components of the Company’s deferred tax assets are shown in the following table as of January 31, 2023 and 2022, respectively (in thousands):

	Years Ended January 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$689,166	$636,011
Deferred revenue	82,607	64,765
Finance and operating lease liabilities	22,182	23,500
Capitalized research and development costs	68,409	—
Other reserves	24,195	23,460
Gross deferred tax assets	886,559	747,736
Valuation allowance	(809,006)	(677,283)
Total deferred tax assets, net of valuation allowance	77,553	70,453
Deferred tax liabilities:
Finance and operating lease right-of-use assets	(15,962)	(16,765)
Convertible senior notes	—	—
Deferred commission	(52,194)	(43,063)
Other liabilities and accruals	(7,058)	(8,767)
Total deferred tax liabilities	(75,214)	(68,595)
Net deferred tax assets	$2,339	$1,858
Deferred tax assets are recognized when management believes it more likely than not that they will be realized. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of January 31, 2023, 2022 and 2021 was $809.0 million, $677.3 million and $374.8 million, respectively. The valuation allowance increased by $131.7 million and $302.5 million during the years ended January 31, 2023 and 2022, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment.

As of January 31, 2023 the Company had net operating loss carryforwards for U.S. federal, state, Irish and U.K. income tax purposes of $1.9 billion, $1.8 billion, $697.2 million and $42.9 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2024 for state purposes. Operating losses in the United States, for years after January 31, 2019, in Ireland and the United Kingdom may be carried forward indefinitely. The Company also has U.S. federal and state research credit carryforwards of $94.1 million and $8.9 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2025 for state purposes. Utilization of the federal net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.
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
The following table summarizes the changes in the Company’s unrecognized gross tax benefits during the periods presented (in thousands):

	Years Ended January 31,
	2023	2022	2021
Unrecognized tax benefits at beginning of year	$22,698	$17,484	$5,290
Increase (decrease) in tax positions in prior years	(177)	(1,894)	6,059
Additions based on tax positions in the current year	6,763	7,108	6,135
Unrecognized tax benefits at end of year	$29,284	$22,698	$17,484
As of January 31, 2023, unrecognized tax benefits would not have any impact on the Company’s effective tax rate if recognized.
The Company continues to monitor and apply its permanent reinvestment of foreign earnings assertion under the rules of the Tax Act. The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.2 million of undistributed earnings from non-U.S. operations as of January 31, 2023 because the Company intends to reinvest such earnings indefinitely outside of the United States. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. The Company has estimated the amount of unrecognized deferred tax liability related to these earnings to be approximately $0.1 million.
The Company is not currently under Internal Revenue Service, state, or foreign income tax examination with the exception of an audit in France for which the Company does not expect a material outcome. The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in the United States for federal and certain states. All tax years remain open to examination for both federal and state purposes as a result of the net operating loss and credit carryforwards. The Company files foreign tax returns in various foreign jurisdictions. These foreign returns are open to examination for the fiscal years ending January 31, 2014 through January 31, 2022.
Beginning in fiscal year 2023, provisions in the U.S. Tax Cuts and Jobs Act of 2017 require the Company to capitalize and amortize research and development (“R&D”) expenditures rather than deducting the costs as incurred. As a result of the new R&D capitalization effective in fiscal year 2023, the capitalized amounts resulted in a decrease of the current year net operating loss. Capitalized R&D expenditures are deductible as amortized in future periods. Therefore, the Company recorded a deferred tax asset for the capitalized R&D expenditures.

In August 2022, the U.S. enacted the Inflation Reduction Act (“IRA”), which includes a corporate alternative minimum tax and an excise tax on stock buybacks. The Company has determined that it is not currently subject to the provisions of this legislation. In addition, the Organisation for Economic Co-operation and Development (“the OECD”), has issued guidelines that change long-standing tax principles and may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. In December 2022, the European Union (“EU”) reached unanimous agreement, in principle, to implement the global minimum tax. EU members will be required to institute local laws in 2023, which are intended to be effective for tax years beginning after 2023. Additional changes to global tax laws are likely to occur, and such changes may adversely affect the Company’s tax liability.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. Based on the evaluation of our disclosure controls and procedures as of January 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2023. The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2023 and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements

Schedules have been omitted either because they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/17

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/17

3.3	Certificate of Retirement	8-K	001-38240	3.1	6/16/20

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/17

4.2	Indenture, dated as of January 14, 2020, by and between MongoDB, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	1/14/20

4.3	Form of Global Note, representing MongoDB, Inc.’s 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38240	4.2	1/14/20

4.4	Description of Registered Securities	10-K	001-38240	4.7	3/22/21

10.1#	2008 Stock Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder, as amended to date	S-1	333-220557	10.1	9/21/17

10.2#	Amended and Restated 2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Award Agreement thereunder	S-1/A	333-220557	10.2	10/6/17

10.3#	Amended and Restated Form of Restricted Stock Unit Award Agreement, effective as of March 1, 2022	10-K	001-38240	10.3	3/18/22

10.4#	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2016 Equity Incentive Plan	10-K	001-38240	10.3	3/30/18

10.5#	2016 China Stock Appreciation Rights Plan and Form of China Stock Appreciation Rights Award Agreement	S-1/A	333-220557	10.3	10/6/17

10.6#	2017 Employee Stock Purchase Plan	10-Q	001-38240	10.1	9/2/22

10.7#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-220557	10.5	9/21/17

10.8#	Second Amended and Restated Offer Letter, dated December 20, 2021, by and between the Registrant and Dev Ittycheria	10-K	001-38240	10.8	3/18/22

10.9#	Second Amended and Restated Offer Letter, dated December 21, 2021, by and between the Registrant and Michael Gordon	10-K	001-38240	10.9	3/18/22

10.10#	Amended and Restated Employment Agreement, dated January 10, 2022, by and between MongoDB Switzerland GmbH and Cedric Pech	10-K	001-38240	10.1	3/18/22

10.11#	Amended and Restated Offer Letter, dated December 21, 2021, by and between the Registrant and Mark Porter	10-K	001-38240	10.11	3/18/22

10.12	Lease, between PGREF I 1633 Broadway Tower, L.P. and MongoDB, Inc., dated December 14, 2017	10-K	001-38240	10.12	3/30/18

10.13	Purchase Agreement, dated June 25, 2018, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-38240	99.1	6/28/18

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.14	Form of Confirmation for 2018 Capped Call Transactions	8-K	001-38240	99.2	6/28/18

10.15	Purchase Agreement, dated January 9, 2020, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Barclays Capital, Inc. and Citigroup Global Markets, Inc.	8-K	001-38240	99.1	1/14/20

10.16	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-38240	99.2	1/14/20

10.17#	Form of Performance-Based Restricted Stock Unit Award Agreement					x

21.1	Subsidiaries of the Registrant					x

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: March 17, 2023	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dev Ittycheria	President, Chief Executive Officer and Director	March 17, 2023
Dev Ittycheria	(Principal Executive Officer)

/s/ Michael Gordon	Chief Operating Officer and Chief Financial Officer	March 17, 2023
Michael Gordon	(Principal Financial Officer)

/s/ Thomas Bull	Chief Accounting Officer	March 17, 2023
Thomas Bull	(Principal Accounting Officer)

/s/ Tom Killalea	Director	March 17, 2023
Tom Killalea

/s/ Archana Agrawal	Director	March 17, 2023
Archana Agrawal

/s/ Roelof Botha	Director	March 17, 2023
Roelof Botha

/s/ Hope Cochran	Director	March 17, 2023
Hope Cochran

/s/ Francisco D’Souza	Director	March 17, 2023
Francisco D’Souza

/s/ Charles M. Hazard, Jr.	Director	March 17, 2023
Charles M. Hazard, Jr.

/s/ Dwight Merriman	Director	March 17, 2023
Dwight Merriman

/s/ John McMahon	Director	March 17, 2023
John McMahon