Form 10-Q
period 2023-04-30
MongoDB, Inc.
filed 2023-06-02
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of May 31, 2023, there were 70,581,376 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	April 30, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$721,787	$455,826
Short-term investments	1,181,641	1,380,804
Accounts receivable, net of allowance for doubtful accounts of $6,512 and $6,362 as of April 30, 2023 and January 31, 2023, respectively	211,575	285,192
Deferred commissions	82,867	83,550
Prepaid expenses and other current assets	34,424	31,212
Total current assets	2,232,294	2,236,584
Property and equipment, net	55,212	57,841
Operating lease right-of-use assets	40,072	41,194
Goodwill	57,779	57,779
Acquired intangible assets, net	9,133	11,428
Deferred tax assets	3,041	2,564
Other assets	182,994	181,503
Total assets	$2,580,525	$2,588,893
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,986	$8,295
Accrued compensation and benefits	78,300	90,112
Operating lease liabilities	8,605	8,686
Other accrued liabilities	50,470	52,672
Deferred revenue	387,206	428,747
Total current liabilities	532,567	588,512
Deferred tax liability, non-current	598	225
Operating lease liabilities, non-current	35,611	36,264
Deferred revenue, non-current	25,547	31,524
Convertible senior notes, net	1,140,727	1,139,880
Other liabilities, non-current	53,046	52,980
Total liabilities	1,788,096	1,849,385
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 70,630,678 shares issued and 70,531,307 shares outstanding as of April 30, 2023; 70,005,957 shares issued and 69,906,586 shares outstanding as of January 31, 2023	71	70
Additional paid-in capital	2,382,121	2,276,694
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of April 30, 2023 and January 31, 2023	(1,319)	(1,319)
Accumulated other comprehensive income (loss)	834	(905)
Accumulated deficit	(1,589,278)	(1,535,032)
Total stockholders’ equity	792,429	739,508
Total liabilities and stockholders’ equity	$2,580,525	$2,588,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue:
Subscription	$354,714	$274,581
Services	13,566	10,866
Total revenue	368,280	285,447
Cost of revenue:
Subscription	78,173	64,569
Services	19,276	13,646
Total cost of revenue	97,449	78,215
Gross profit	270,831	207,232
Operating expenses:
Sales and marketing	182,733	150,268
Research and development	116,817	96,372
General and administrative	39,828	36,532
Total operating expenses	339,378	283,172
Loss from operations	(68,547)	(75,940)
Other income (expense):
Interest income	18,037	624
Interest expense	(2,393)	(2,453)
Other income, net	1,144	1,621
Loss before provision for income taxes	(51,759)	(76,148)
Provision for income taxes	2,487	1,146
Net loss	$(54,246)	$(77,294)
Net loss per share, basic and diluted	$(0.77)	$(1.14)
Weighted-average shares used to compute net loss per share, basic and diluted	70,177,499	67,706,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net loss	$(54,246)	$(77,294)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	818	(2,364)
Foreign currency translation adjustment	921	613
Other comprehensive income (loss)	1,739	(1,751)
Total comprehensive loss	$(52,507)	$(79,045)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	69,906,586	$70	$2,276,694	$(1,319)	$(905)	$(1,535,032)	$739,508
Stock option exercises	213,713	—	1,472	—	—	—	1,472
Vesting of restricted stock units	388,017	1	—	—	—	—	1
Vesting of performance stock units	22,991	—	—	—	—	—	—
Stock-based compensation	—	—	103,955	—	—	—	103,955
Conversion of convertible senior notes	—	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	818	—	818
Foreign currency translation adjustment	—	—	—	—	921	—	921
Net loss	—	—	—	—	—	(54,246)	(54,246)
Balances as of April 30, 2023	70,531,307	$71	$2,382,121	$(1,319)	$834	$(1,589,278)	$792,429

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	67,444,360	$67	$1,860,514	$(1,319)	$(2,928)	$(1,189,634)	$666,700
Stock option exercises	235,517	—	1,656	—	—	—	1,656
Vesting of restricted stock units	381,178	1	—	—	—	—	1
Stock-based compensation	—	—	83,566	—	—	—	83,566
Conversion of convertible senior notes	8	—	1	—	—	—	1
Unrealized loss on available-for-sale securities	—	—	—	—	(2,364)	—	(2,364)
Foreign currency translation adjustment	—	—	—	—	613	—	613
Net loss	—	—	—	—	—	(77,294)	(77,294)
Balances as of April 30, 2022	68,061,063	$68	$1,945,737	$(1,319)	$(4,679)	$(1,266,928)	$672,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities
Net loss	$(54,246)	$(77,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,373	3,787
Stock-based compensation	103,955	83,566
Amortization of debt discount and issuance costs	847	840
Amortization of finance right-of-use assets	994	994
Amortization of operating right-of-use assets	2,225	2,018
Deferred income taxes	(188)	(61)
Amortization of premium and accretion of discount on short-term investments, net	(13,230)	2,231
Unrealized gain on non-marketable securities	(2,226)	(1,751)
Unrealized foreign exchange loss	429	581
Change in operating assets and liabilities:
Accounts receivable	73,364	28,740
Prepaid expenses and other current assets	(2,909)	(3,293)
Deferred commissions	2,664	(4,722)
Other long-term assets	(46)	(358)
Accounts payable	(304)	1,023
Accrued liabilities	(12,631)	(23,016)
Operating lease liabilities	(2,394)	(2,192)
Deferred revenue	(47,266)	152
Other liabilities, non-current	319	329
Net cash provided by operating activities	53,730	11,574
Cash flows from investing activities
Purchases of property and equipment	(623)	(2,538)
Investment in non-marketable securities	(1,306)	(1,119)
Proceeds from maturities of marketable securities	280,000	75,000
Purchases of marketable securities	(66,789)	(100,146)
Net cash provided by (used in) investing activities	211,282	(28,803)
Cash flows from financing activities
Proceeds from exercise of stock options	1,472	1,656
Principal repayments of finance leases	(1,342)	(595)
Net cash provided by financing activities	130	1,061
Effect of exchange rate changes on cash, cash equivalents and restricted cash	709	(1,467)
Net increase (decrease) in cash, cash equivalents and restricted cash	265,851	(17,635)
Cash, cash equivalents and restricted cash, beginning of period	456,339	474,420
Cash, cash equivalents and restricted cash, end of period	$722,190	$456,785
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$3,146	$1,589
Interest expense	$677	$755
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$721,787	$456,275
Restricted cash, non-current	403	510
Total cash, cash equivalents and restricted cash	$722,190	$456,785
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
The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Form 10-K”).
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
The global macroeconomic conditions, including slower economic growth, rising interest rates and inflation, continue to impact demand and supply for a broad variety of goods and services, including demand from the Company’s customers.
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
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in the Company’s 2023 Form 10-K.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of April 30, 2023 and January 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of April 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$487,055	$—	$—	$487,055
Short-term investments:
U.S. government treasury securities	1,181,641	—	—	1,181,641
Total financial assets	$1,668,696	$—	$—	$1,668,696

	Fair Value Measurement as of January 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$268,985	$—	$—	$268,985
Short-term investments:
U.S. government treasury securities	1,380,804	—	—	1,380,804
Total financial assets	$1,649,789	$—	$—	$1,649,789
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available. The contractual maturity of all marketable securities was less than one year as of April 30, 2023 and January 31, 2023. As of April 30, 2023, unrealized losses on the Company’s U.S. government treasury securities were approximately $1.6 million. The fluctuations in market interest rates impact the unrealized losses on these securities. The Company does not intend to sell these securities and, as a result, does not expect to realize these losses in its financial statements. The Company concluded that an allowance for credit losses was unnecessary for short-term investments as of April 30, 2023. Gross realized gains and losses were not material for each of the three-month periods ended April 30, 2023 and 2022.
Convertible Senior Notes
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at April 30, 2023 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Non-marketable Securities
As of April 30, 2023 and January 31, 2023, the total amount of non-marketable equity and debt securities included in other assets on the Company’s condensed consolidated balance sheets were $13.3 million and $9.8 million, respectively. During the three months ended April 30, 2023 and 2022, the Company invested an additional $1.3 million and $1.1 million, respectively, of its cash in non-marketable equity securities. In addition, the Company recognized an unrealized gain on certain of these non-marketable securities of $2.2 million and $1.8 million during the three months ended April 30, 2023 and 2022, respectively. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2023 Form 10-K for further information. The Company considers these assets as Level 3 within the fair value hierarchy. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities.

4. Goodwill and Acquired Intangible Assets, Net
There were no material changes to goodwill carrying amounts during the three months ended April 30, 2023. The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows (in thousands):

	April 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(30,657)	$7,443	1.5
Customer relationships	15,200	(13,510)	1,690	0.6
Total	$53,300	$(44,167)	$9,133

	January 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(29,122)	$8,978	1.7
Customer relationships	15,200	(12,750)	2,450	0.8
Total	$53,300	$(41,872)	$11,428
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $2.3 million for both the three months ended April 30, 2023 and 2022. Amortization expense for developed technology was included as research and development expense in the Company’s interim unaudited condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s interim unaudited condensed consolidated statements of operations.
As of April 30, 2023, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2024	$6,210
2025	2,130
2026	680
2027	113
2028	—
Total	$9,133

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Convertible Senior Notes
The net carrying amounts of the Company’s 2026 Notes (as defined herein) were as follows for the periods presented (in thousands):

	April 30, 2023	January 31, 2023
Principal	$1,149,972	$1,149,972
Unamortized debt issuance costs	(9,245)	(10,092)
Net carrying amount	$1,140,727	$1,139,880

As of April 30, 2023, the estimated fair value (Level 2) of the outstanding 2026 Notes, which is utilized solely for disclosure purposes, was approximately $1.5 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
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
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2023 Form 10-K for further information on the 2026 Notes.
During the three months ended April 30, 2023, the conditional conversion feature of the 2026 Notes was not triggered as the last reported sale price of the Company's common stock was not more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on April 28, 2023 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are not convertible, in whole or in part, from May 1, 2023 through July 31, 2023. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
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
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of its Capped Calls through April 30, 2023.
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2023 Form 10-K for further information on the Capped Calls and the 2024 Notes.

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease Costs
The components of the Company’s lease costs included in its interim unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Finance lease cost:
Amortization of finance lease right-of-use assets	$994	$994
Interest on finance lease liabilities	676	750
Operating lease cost	2,658	2,564
Short-term lease cost	1,363	537
Total lease cost	$5,691	$4,845
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	April 30, 2023	January 31, 2023
Finance Lease:
Property and equipment, net	$26,495	$27,489
Other accrued liabilities, current	5,561	5,483
Other liabilities, non-current	42,270	43,690
Operating Leases:
Operating lease right-of-use assets	$40,072	$41,194
Operating lease liabilities, current	8,605	8,686
Operating lease liabilities, non-current	35,611	36,264
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Three Months Ended April 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$676	$750
Operating cash flows from operating leases	2,983	2,722
Financing cash flows from finance lease	1,342	595
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,177	$5,744
Weighted-average remaining lease term as of period end (in years):
Finance lease	6.7	7.7
Operating leases	5.9	6.6
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	5.6%	5.0%

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of April 30, 2023 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2024	$6,055	$8,997
2025	8,445	10,708
2026	8,711	8,707
2027	8,711	6,356
2028	8,711	4,857
Thereafter	16,696	12,550
Total minimum payments	57,329	52,175
Less imputed interest	(9,498)	(7,959)
Present value of future minimum lease payments	47,831	44,216
Less current obligations under leases	(5,561)	(8,605)
Non-current lease obligations	$42,270	$35,611

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the three months ended April 30, 2023, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2023 Form 10-K.

Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds. On May 4, 2021, the District Court granted certain defendants' motion to dismiss without prejudice. Realtime filed an amended complaint on May 18, 2021, which the District Court dismissed on August 23, 2021. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. The oral argument took place before the U.S. Court of Appeals for the Federal Circuit on February 10, 2023. Although claims and litigation are inherently unpredictable, as of April 30, 2023, the Company does not believe that any legal matters, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended April 30,
	2023	2022
Primary geographical markets:
Americas	$222,346	$174,056
EMEA	105,123	81,969
Asia Pacific	40,811	29,422
Total	$368,280	$285,447

Subscription product categories and services:
MongoDB Atlas-related	$237,756	$169,995
Other subscription	116,958	104,586
Services	13,566	10,866
Total	$368,280	$285,447
Customers located in the United States accounted for 54% and 55% of total revenue for the three months ended April 30, 2023 and 2022, respectively. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of April 30, 2023 and January 31, 2023 was $412.8 million and $460.3 million, respectively. Approximately 45% and 43% of the total revenue recognized for the three months ended April 30, 2023 and 2022, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of April 30, 2023, the aggregate transaction price allocated to remaining performance obligations was $470.7 million. Approximately 59% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of April 30, 2023 and January 31, 2023, unbilled receivables were $8.8 million and $9.7 million, respectively.
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2023	$6,362
Provision	1,872
Recoveries/write-offs	(1,722)
Balance as of April 30, 2023	$6,512
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $249.8 million and $252.4 million as of April 30, 2023 and January 31, 2023, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim unaudited condensed consolidated statements of operations, was $23.1 million and $17.6 million for the three months ended April 30, 2023 and 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

9. Equity Incentive Plan and Employee Stock Purchase Plan
Equity Incentive Plan
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) and the 2016 Equity Incentive Plan (as amended the “2016 Plan”), primarily for the purpose of granting stock-based awards to eligible employees, directors and consultants, including stock options, restricted stock units (“RSUs”) and other stock-based awards. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan.
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to eligible employees and non-statutory stock options to eligible employees, directors or consultants. The Company’s Board of Directors, or a committee thereof, determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. There were no stock options granted during the three months ended April 30, 2023.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes stock option activity for the three months ended April 30, 2023 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2023	1,789,813	$7.60	3.3	$313,980
Stock options exercised	(213,713)	6.89
Stock options forfeited and expired	—	—
Balance - April 30, 2023	1,576,100	$7.70	3.1	$366,065
Vested and exercisable - January 31, 2023	1,789,813	$7.60	3.3	$313,980
Vested and exercisable - April 30, 2023	1,576,100	$7.70	3.1	$366,065
Restricted Stock Units
The 2016 Plan provides for the issuance of RSUs to eligible employees, directors and consultants. RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start date and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
The following table summarizes RSU activity for the three months ended April 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2023	3,480,206	$288.58
RSUs granted	1,564,517	217.42
RSUs vested	(388,017)	250.23
RSUs forfeited and canceled	(168,192)	306.20
Unvested - April 30, 2023	4,488,514	$276.15

2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The Company’s current offering period began December 16, 2022 and is expected to end on June 15, 2023.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cost of revenue—subscription	$5,514	$4,467
Cost of revenue—services	2,948	2,212
Sales and marketing	37,606	30,534
Research and development	44,066	35,483
General and administrative	13,821	10,870
Total stock-based compensation expense	$103,955	$83,566

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2023	2022
Numerator:
Net loss	$(54,246)	$(77,294)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	70,177,499	67,706,502

Net loss per share, basic and diluted	$(0.77)	$(1.14)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2024 Notes and the 2026 Notes. The Company has not exercised any of its Capped Calls as of April 30, 2023.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended April 30,
	2023	2022
Stock options pursuant to the 2016 Equity Incentive Plan	504,452	621,307
Stock options pursuant to the 2008 Stock Incentive Plan	1,152,990	1,836,934
Unvested restricted stock units	4,054,925	3,675,756
Unvested executive PSUs	174,119	42,876
Shares underlying the conversion option of the 2026 Notes	5,445,002	5,445,069
Total	11,331,488	11,621,942

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Income Taxes
The Company recorded a provision for income taxes of $2.5 million and $1.1 million for the three months ended April 30, 2023 and 2022, respectively. The provisions recorded during the three months ended April 30, 2023 and 2022 were driven by the increase in global income and the associated foreign taxes as the Company continues its global expansion. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of January 31, 2023, the Company’s net unrecognized tax benefits totaled $29.3 million, which would have no impact on the Company’s effective tax rate if recognized.
The Company continues to monitor and interpret the impact of proposed and enacted global tax legislation. To date, globally enacted tax legislation has not materially impacted income tax expense of the financial statements due to the presence of net operating losses and full valuation allowances within the Company’s two most significant tax jurisdictions, the United States and Ireland.

MONGODB, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Form 10-K”). All information presented herein is based on our fiscal calendar year, which ends January 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, including our expectations regarding our future growth opportunity, revenue and revenue growth, investments, strategy, operating expenses and the anticipated impact of the global economic uncertainty and financial market conditions, caused by the macroeconomic environment, on our business, results of operations and financial condition. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part 2, Item 1A of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series and application-driven analytics that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 4,527 as of April 30, 2023, from 3,798 as of April 30, 2022.
We generate revenue primarily from sales of subscriptions, which accounted for 96% of our total revenue for both the three months ended April 30, 2023 and April 30, 2022.

MONGODB, INC.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, time series and application-driven analytics. During the three months ended April 30, 2023, MongoDB Atlas revenue represented 65% as compared to 60% of our total revenue during the three months ended April 30, 2022, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly in arrears based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 28% of our subscription revenue for the three months ended April 30, 2023 and 33% of our subscription revenue for the three months ended April 30, 2022. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 405 million times since February 2009 and over 140 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 4% of our total revenue for both the three months ended April 30, 2023 and April 30, 2022. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the data management systems software market, is forecast to be approximately $81 billion in 2023 growing to approximately $136 billion in 2027. This represents a 14% compound annual growth rate.
We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest to grow our business to take advantage of our market opportunity.
Key Factors Affecting Our Performance
Macroeconomic and Other Factors
Our operational and financial performance is subject to risks including those caused by the adverse macroeconomic environment.
Adverse macroeconomic conditions include slower or negative economic growth, higher inflation and higher interest rates. During the three months ended April 30, 2023, the macroeconomic environment continued to negatively impact our business. For instance, we experienced slower than historical growth rates for our existing MongoDB Atlas applications. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.

We continue to monitor the developments of the macroeconomic environment, the geopolitical landscape and, recently, the challenges in the banking industry. As these factors develop and we evaluate their impact on our business, we may adjust our business practices accordingly. For further discussion of the potential impacts of these factors on our business,

MONGODB, INC.
operating results, and financial condition, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of April 30, 2023, we had over 43,100 customers across a wide range of industries and in over 100 countries, compared to over 35,200 customers as of April 30, 2022. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of April 30, 2023, we had over 6,700 customers that were sold through our direct sales force and channel partners, as compared to over 4,800 such customers as of April 30, 2022. These customers, which we refer to as our Direct Sales Customers, accounted for 88% of our subscription revenue for the three months ended April 30, 2023 and 87% of our subscription revenue for the three months ended April 30, 2022. The percentage of our subscription revenue from Direct Sales Customers increased during the three months ended April 30, 2023, in part due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. We had over 41,600 MongoDB Atlas customers as of April 30, 2023 compared to over 33,700 as of April 30, 2022. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the three months ended April 30, 2023, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth for the remainder of the year. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,761 and 1,379 as of April 30, 2023 and 2022, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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

MONGODB, INC.
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

MONGODB, INC.
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
Three Months Ended April 30, 2023 Summary
For the three months ended April 30, 2023, our total revenue increased to $368.3 million as compared to $285.4 million for the three months ended April 30, 2022, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss decreased to $54.2 million for the three months ended April 30, 2023 as compared to $77.3 million for the three months ended April 30, 2022, primarily driven by an increase in revenue, partially offset by increased sales and marketing and research and development costs during the three months ended April 30, 2023.
Our operating cash flow was $53.7 million and $11.6 million for the three months ended April 30, 2023 and 2022, respectively.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended April 30,
	2023	2022
Consolidated Statements of Operations Data:
Revenue:
Subscription	$354,714	$274,581
Services	13,566	10,866
Total revenue	368,280	285,447
Cost of revenue:
Subscription(1)	78,173	64,569
Services(1)	19,276	13,646
Total cost of revenue	97,449	78,215
Gross profit	270,831	207,232
Operating expenses:
Sales and marketing(1)	182,733	150,268
Research and development(1)	116,817	96,372
General and administrative(1)	39,828	36,532
Total operating expenses	339,378	283,172
Loss from operations	(68,547)	(75,940)
Other income (expense), net	16,788	(208)
Loss before provision for income taxes	(51,759)	(76,148)
Provision for income taxes	2,487	1,146
Net loss	$(54,246)	$(77,294)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended April 30,
	2023	2022
Cost of revenue—subscription	$5,514	$4,467
Cost of revenue—services	2,948	2,212
Sales and marketing	37,606	30,534
Research and development	44,066	35,483
General and administrative	13,821	10,870
Total stock‑based compensation expense	$103,955	$83,566

MONGODB, INC.

	Three Months Ended April 30,
	2023	2022
Percentage of Revenue Data:
Revenue:
Subscription	96%	96%
Services	4%	4%
Total revenue	100%	100%
Cost of revenue:
Subscription	21%	22%
Services	5%	5%
Total cost of revenue	26%	27%
Gross profit	74%	73%
Operating expenses:
Sales and marketing	50%	53%
Research and development	32%	34%
General and administrative	11%	13%
Total operating expenses	93%	100%
Loss from operations	(19)%	(27)%
Other income (expense), net	5%	—%
Loss before provision for income taxes	(14)%	(27)%
Provision for income taxes	1%	—%
Net loss	(15)%	(27)%

Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2023	2022	$	%
Subscription	$354,714	$274,581	$80,133	29%
Services	13,566	10,866	2,700	25%
Total revenue	$368,280	$285,447	$82,833	29%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $80.1 million primarily due to an increase of $72.7 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by the continued increase in delivery of consulting services.

MONGODB, INC.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2023	2022	$	%
Subscription cost of revenue	$78,173	$64,569	$13,604	21%
Services cost of revenue	19,276	13,646	5,630	41%
Total cost of revenue	97,449	78,215	19,234	25%
Gross profit	$270,831	$207,232	$63,599	31%
Gross margin	74%	73%
Subscription	78%	76%
Services	(42)%	(26)%
The increase in subscription cost of revenue was primarily due to a $9.6 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $3.5 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $4.5 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization. Total headcount in our support and services organizations increased 25% from April 30, 2022 to April 30, 2023.
Our overall gross margin improved to 74%. Our subscription gross margin increased to 78% as efficiencies realized in managing our third-party cloud infrastructure costs more than offset the negative margin impact from the increasing percentage of revenue from MongoDB Atlas. The impact of higher services personnel costs and stock-based compensation resulted in negative services gross margin.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2023	2022	$	%
Sales and marketing	$182,733	$150,268	$32,465	22%
The increase in sales and marketing expense included $24.4 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 2,157 as of April 30, 2023 from 1,864 as of April 30, 2022, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $7.3 million from costs associated with our higher headcount, including higher travel costs, primarily due to certain in-person events occurring earlier this year compared to the prior year, and higher commissions expense.
Research and Development

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2023	2022	$	%
Research and development	$116,817	$96,372	$20,445	21%
The increase in research and development expense was primarily driven by a $18.8 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 18%.

MONGODB, INC.
General and Administrative

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2023	2022	$	%
General and administrative	$39,828	$36,532	$3,296	9%
The increase in general and administrative expense was due to higher costs to support the growth of our business and to maintain compliance as a public company. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $6.7 million higher personnel costs and stock-based compensation. The increase in general and administrative expense was partially offset by lower computer hardware costs and lower professional services fees.
Other Income (Expense), Net

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2023	2022	$	%
Other income (expense), net	$16,788	$(208)	$16,996	NM
Other income (expense), net, for the three months ended April 30, 2023 improved primarily due to higher interest income from our short-term investments and unrealized gains related to our non-marketable securities.
Provision for Income Taxes

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2023	2022	$	%
Provision for income taxes	$2,487	$1,146	$1,341	117%
The increase in the provision for income taxes during the three months ended April 30, 2023 and 2022, was primarily due to an increase in foreign taxes as the Company continued its global expansion.
Liquidity and Capital Resources
As of April 30, 2023, our principal sources of liquidity were cash, cash equivalents, short‑term investments and restricted cash totaling $1.9 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short‑term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short‑term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of April 30, 2023, we had an accumulated deficit of $1.6 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation and recent volatility in the banking sector, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

MONGODB, INC.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Three Months Ended April 30,
	2023	2022
Net cash provided by operating activities	$53,730	$11,574
Net cash provided by (used in) investing activities	211,282	(28,803)
Net cash provided by financing activities	130	1,061
Operating Activities
Cash provided by operating activities during the three months ended April 30, 2023 was $53.7 million, driven primarily by an increase in our cash collections reflecting overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $73.4 million. In addition, our net loss of $54.2 million, includes non‑cash charges of $104.0 million for stock‑based compensation and $4.4 million for depreciation and amortization. Partially offsetting these benefits to our operating cash flow were a decrease of $12.6 million in accrued liabilities, reflecting lower expenses and timing of payments, and a decrease in deferred revenue of $47.3 million.

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

Investing Activities
Cash provided by investing activities during the three months ended April 30, 2023 was $211.3 million, primarily due to maturities of marketable securities, net of purchases, of $213.2 million and $1.3 million of additional investment in non-marketable securities.
Cash used in investing activities during the three months ended April 30, 2022 was $28.8 million, primarily due to cash used to purchase marketable securities, net of maturities, of $25.1 million. In addition, we used $2.5 million for purchases of property and equipment and $1.1 million to invest in additional non-marketable securities.
Financing Activities
Cash provided by financing activities during the three months ended April 30, 2023 was $0.1 million, due to proceeds from the exercise of stock options, partly offset by principal repayments of finance leases.
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

Contractual Obligations and Commitments
During the three months ended April 30, 2023, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2023 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

MONGODB, INC.

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
There have been no material changes in our critical accounting estimates from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 Form 10-K.

Recent Accounting Pronouncements
None.

MONGODB, INC.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business. The uncertainty that exists in the global economic environment has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of April 30, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $1.9 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of April 30, 2023.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three-month periods ended April 30, 2023 and 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of April 30, 2023 and January 31, 2023, the total amount of non-marketable securities included in other assets on our balance sheet was $13.3 million and $9.8 million, respectively.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. Based on the evaluation of our disclosure controls and procedures as of April 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. On May 4, 2021, in a consolidated action that includes Realtime's case against MongoDB, the District Court granted certain defendants' motion to dismiss without prejudice, finding that the patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against us on May 18, 2021, and we moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted our motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. Realtime filed its appellate brief on December 2, 2021 and the defendants (including MongoDB) filed a responsive brief on March 11, 2022. Realtime filed a reply brief on April 29, 2022. The oral argument took place before the U.S. Court of Appeals for the Federal Circuit on February 10, 2023.
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

MONGODB, INC.
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

Our overall performance depends in part on worldwide economic conditions and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could materially and adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, recent volatility in the banking sector, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business.

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

MONGODB, INC.
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

In addition, the banking sector has recently experienced increased volatility as a result of several distressed or closed banks and financial institutions. While we have not suffered any material effects as a result of the increased financial market volatility, we do regularly maintain cash balances at third-party financial institutions in excess of government- insured limits, and if financial institutions used by us or our customers face insolvency or illiquidity challenges due to events affecting the banking system and / or financial markets, our and our customers' ability to access existing cash, cash equivalents, and investments may be threatened. To the extent that the resulting receivership or insolvency causes customers to be unable to, or causes delays, in accessing bank deposits, our customers may not be able to pay us on time or at all for the products and services that we provide them and they may not renew their subscriptions with us. The failure of banks or financial institutions and the measures taken by governments, businesses and other organizations in response to such events could adversely impact our business, financial condition and results of operations.

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
We have incurred net losses in each period since our inception, including net losses of $345.4 million, $306.9 million and $266.9 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. We had an accumulated deficit

MONGODB, INC.
of $1.6 billion as of April 30, 2023. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Because we derive the majority of our revenue from MongoDB Atlas, failure of MongoDB Atlas to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects and our future revenue may be more difficult to predict.
We derive and expect to continue to derive the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the three months ended April 30, 2023. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customer’s usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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
Our subscription offerings are term-based and a majority of our subscription contracts were one year in duration in fiscal year 2023. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services, including increasing their usage and workloads with us. Historically, some of our customers have elected not to renew their subscriptions with us or have not expanded their usage of our services over time for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ usage of our software, our business, results of operations and financial condition could be materially and adversely affected.
Further, to the extent there is a sustained general economic downturn and our database software is perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. See “—Unfavorable conditions in our industry

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our software and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our software and develop features that reflect the constantly evolving nature of technology and our customers’ needs. For instance, with the development of next-generation solutions that utilize new and advanced features, including artificial intelligence (“AI”) and machine learning, we may be required to commit significant resources to developing new products, enhancements and developments. The success of new products, enhancements and developments depends on several factors: our anticipation of market changes and demands for product features, including timely product introduction and conclusion, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely. In addition, because our software is designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our software to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our software will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.
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

MONGODB, INC.
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

MONGODB, INC.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the three months ended April 30, 2023. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have experienced rapid growth in our business, operations and employee headcount. For fiscal years 2023, 2022 and 2021, our total revenue was $1,284.0 million, $873.8 million and $590.4 million, respectively, representing a 47% and 48% growth rate, respectively. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
Our current and anticipated growth is expected to place a significant strain on our management, administrative, operational and financial infrastructure. We will need to continue to improve our operational, financial and management processes and controls and our reporting procedures to manage the expected growth of our operations and personnel, which will require significant expenditures and allocation of valuable management and employee resources. If we fail to implement these infrastructure improvements effectively, our ability to ensure the uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Further, if we do not effectively manage the growth of our business and operations, the quality of our products and services could suffer, the preservation of our culture, values and entrepreneurial environment may change and we may not be able to adequately address competitive challenges. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, all of which would adversely affect our brand, overall business, results of operations and financial condition.
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

MONGODB, INC.
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
The COVID-19 pandemic increased our remote workforce, which increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections, computers and devices outside our premises or network, including while at home, in transit and in public locations. Additionally, the United States government has raised concerns about a potential increase in cyberattacks generally as a result of the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional data security risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Risks related to data security will increase as we continue to grow the scale and functionality of our business and collect, store, transmit and otherwise process increasingly large amounts of our and our customers’ information and data, which may include personal, proprietary, confidential or other sensitive data.
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
Given these factors, it is difficult to predict whether and when a sale will be completed and when revenue from a sale will be recognized, particularly the timing of revenue recognition related to the term license portion of our subscription revenue. In addition, as a result of rising inflation and interest rates, and global economic uncertainty, potential customers

MONGODB, INC.
may consider reducing or delaying, technology or other discretionary spending, which could also result in an extension of our sales cycle. This could impact the variability and comparability of our quarterly revenue results and may have an adverse effect on our business, results of operations and financial condition.
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
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2023, 2022 and 2021, total sales and marketing expense represented 54%, 54% and 55% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment in our MongoDB .local events, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value-added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
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

MONGODB, INC.
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
A number of other U.S. states have also enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA, with at least four such laws (in Virginia, Colorado, Utah and Connecticut) having taken effect, or scheduled to take effect, in 2023. Iowa recently passed a similarly broad consumer privacy law that will take effect in 2025. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal data than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. There is also discussion in Congress of a new federal data privacy and security law to which we may become subject if it is enacted. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly.

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

MONGODB, INC.
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
Following the exit of the U.K. from the European Union (“E.U.”), the GDPR was transposed into U.K. law (the “U.K. GDPR”) as supplemented by the U.K. Data Protection Act 2018, which currently imposes the same obligations as the GDPR in most material respects. Failure to comply with the U.K. GDPR can result in fines up to a maximum of £17.5 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher. However, the U.K. GDPR will not automatically incorporate changes made to the GDPR going forward (which would need to be specifically incorporated by the U.K. government). Moreover, the U.K. government has publicly announced plans to reform the U.K. GDPR in ways that, if formalized, are likely to deviate from the GDPR, all of which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses.
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
Some foreign data privacy and security laws, including, without limitation, the GDPR and U.K. GDPR, may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A., or U.K. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, the GDPR generally restricts the transfer of personal data to countries outside of the E.E.A. that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as, most commonly, the “Standard Contractual Clauses” (“SCCs”) released by the European Commission. Use of the SCCs imposes additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. While the European Commission published on December 13, 2022 a draft adequacy decision on the level of protection of personal data under the EU-U.S. Data Privacy Framework and on February 28, 2023, the European Data Protection Board adopted its opinion the draft adequacy decision, no formal agreement has been finalized, and any such agreement, if formalized, is likely to face challenge at the Court of Justice of the European Union. In addition, the U.K. similarly restricts personal data transfers outside of the U.K. jurisdiction to countries such as the United States that the U.K. government does not consider to provide an adequate level of personal data protection, and the U.K. government has adopted its own standard International Data Transfer Agreement for use under such circumstances, as well as an international data transfer addendum that can be used with the SCCs for the same purpose. Certain countries outside Europe (including Russia, China and Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to

MONGODB, INC.
such cross-border data transfer or localization laws; or require us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
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
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on third-party assumptions and estimates that may not prove to be accurate. The market in which we compete may not meet these size estimates and may not achieve these growth forecasts. Even if the market in which we compete meets such size estimates and the growth forecasts, our business could fail to grow at similar rates, if at all, for a variety of reasons, which would adversely affect our results of operations.

MONGODB, INC.
We could incur substantial costs in obtaining, maintaining, protecting, defending or enforcing our intellectual property rights and any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could reduce the value of our software and brand.
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2023, we had 68 issued patents and 37 pending patent applications in the United States. Patent applications may not result in issued patents and even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. In addition to patent protection, we primarily rely on copyright and trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate and we may be unable to detect the unauthorized use of our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related intellectual property at risk of not issuing or being canceled. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
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

MONGODB, INC.
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

MONGODB, INC.

If we are not able to maintain and enhance our brand, especially among developers, our business and results of operations may be adversely affected.
We believe that developing and maintaining widespread awareness of our brand, especially with developers, in a cost-effective manner is critical to achieving widespread acceptance of our software and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in MongoDB .local events, MongoDB University and similar investments in our brand and customer engagement and education may not generate a sufficient financial return. If we fail to successfully promote and maintain our brand, or continue to incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.
Our corporate culture has contributed to our success and if we cannot continue to maintain and develop this culture as we grow and evolve, we may be unable to execute effectively and could lose the innovation, creativity and entrepreneurial spirit we have worked hard to foster, which could harm our business.
We believe that our culture has been and will continue to be a key contributor to our success. Our workforce has increased significantly from January 31, 2017 and we expect to continue to hire as we expand, especially among research and development and sales and marketing personnel. Such headcount growth may result in a change to our corporate culture.
Our leadership team also plays a key role in our corporate culture. We may recruit and hire other senior executives in the future. Such management changes subject us to a number of risks, such as risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, any of which could adversely impact our corporate culture. In addition, we may need to adapt our corporate culture and work environments to changing circumstances, such as during times of a natural disaster or pandemic.
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

MONGODB, INC.
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
•shelter-in-place, occupancy limitations or similar orders, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease;
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

MONGODB, INC.
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

MONGODB, INC.
disagreement was to occur and our position was not sustained, we could be required to pay additional taxes and interest and penalties. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and harm our business and results of operations.
We may expand through acquisitions or investments in strategic partnerships or transactions with other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our success will depend, in part, on our ability to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may choose to do so through acquisitions or investments in strategic partnerships or transactions with other companies, rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly and we may not be able to successfully complete identified acquisitions.

The risks we face in connection with any acquisitions or strategic investments include:
•the potential of incurring charges or assuming substantial debt or other liabilities, which may cause adverse tax consequences or unfavorable accounting treatment, and which may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or which may not generate sufficient financial return to offset additional costs and expenses related to the acquisition or strategic investment;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire or invest in, particularly if key personnel of the acquired company decide not to work for us;
•we may not be able to realize anticipated synergies;
•an acquisition or strategic investment may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
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
•our use of cash to pay for acquisitions or strategic investment would limit other potential uses for our cash;
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Potential tax reform globally and in the United States may result in significant changes to U.S. federal income tax law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. Additional significant changes to U.S. federal corporate tax law were made by the Coronavirus Aid, Relief, and Economic Security Act, and the recently enacted Inflation Reduction Act (“IRA”). The Company has determined that it is not currently subject to the tax effects of the IRA, which includes a corporate alternative minimum tax and an excise tax on stock buybacks. In addition, the Organisation for Economic Co-operation and Development (the “OECD”), has issued guidelines that change long-standing tax principles and may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. In December 2022, the European Union (“EU”) reached unanimous agreement, in principle, to implement the global minimum tax. EU members will be required to institute local laws in 2023, which are intended to be effective for tax years beginning after 2023. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.
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
Our business is subject to the risks of earthquakes, fire, floods, pandemics and public health emergencies and other natural catastrophic events and to interruption by man-made problems such as power disruptions, security breaches or other security incidents, or terrorism.
As of April 30, 2023, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak

MONGODB, INC.
of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Social, ethical and security issues relating to the use of new and evolving technologies, such as AI, in our offerings or partnerships may result in reputational harm and liability.

Social, ethical and security issues relating to the use of new and evolving technologies such as AI in our offerings or partnerships, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. As with many innovations, AI presents risks and challenges that could affect its adoption, and

MONGODB, INC.
therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined. The rapid evolution of AI will require the application of resources to develop, test and maintain any potential offerings or partnerships to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

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
We release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the macroeconomic environment, including inflation and interest rates, which are inherently difficult to predict. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our

MONGODB, INC.
business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market volatility, instability in the banking sector, the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability, any of which or combination thereof could materially and adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
The conditional conversion feature of the 2026 Notes was not triggered during the three months ended April 30, 2023, as the last reported sale price of our common stock was not more than or equal to 130% of the applicable conversion price for each series of Notes for at least 20 trading days in the period of 30 consecutive trading days ending on April 28, 2023 (the last trading day of the fiscal quarter). Therefore, the 2026 Notes are not convertible at the option of the holders thereof, in whole or in part, from May 1, 2023 through July 31, 2023. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.
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

MONGODB, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.

MONGODB, INC.
ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.1.1	Certificate of Retirement	8-K	001-38240	3.1	6/16/2020

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/2017

10.1#	Addendum to Employment Agreement, dated February 22, 2023, by and between the Registrant and Mark Porter					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MONGODB, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: June 2, 2023	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)