Form 10-Q
period 2023-07-31
MongoDB, Inc.
filed 2023-09-01
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of August 30, 2023, there were 71,344,615 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	July 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$607,175	$455,826
Short-term investments	1,293,926	1,380,804
Accounts receivable, net of allowance for doubtful accounts of $7,165 and $6,362 as of July 31, 2023 and January 31, 2023, respectively	272,392	285,192
Deferred commissions	84,140	83,550
Prepaid expenses and other current assets	37,329	31,212
Total current assets	2,294,962	2,236,584
Property and equipment, net	53,866	57,841
Operating lease right-of-use assets	42,218	41,194
Goodwill	57,779	57,779
Acquired intangible assets, net	6,838	11,428
Deferred tax assets	3,565	2,564
Other assets	189,006	181,503
Total assets	$2,648,234	$2,588,893
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,156	$8,295
Accrued compensation and benefits	91,316	90,112
Operating lease liabilities	9,438	8,686
Other accrued liabilities	55,031	52,672
Deferred revenue	348,355	428,747
Total current liabilities	512,296	588,512
Deferred tax liability, non-current	907	225
Operating lease liabilities, non-current	36,959	36,264
Deferred revenue, non-current	20,286	31,524
Convertible senior notes, net	1,141,574	1,139,880
Other liabilities, non-current	51,127	52,980
Total liabilities	1,763,149	1,849,385
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 71,442,756 shares issued and 71,343,385 shares outstanding as of July 31, 2023; 70,005,957 shares issued and 69,906,586 shares outstanding as of January 31, 2023	72	70
Additional paid-in capital	2,517,249	2,276,694
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of July 31, 2023 and January 31, 2023	(1,319)	(1,319)
Accumulated other comprehensive loss	(4,042)	(905)
Accumulated deficit	(1,626,875)	(1,535,032)
Total stockholders’ equity	885,085	739,508
Total liabilities and stockholders’ equity	$2,648,234	$2,588,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription	$409,334	$291,607	$764,048	$566,188
Services	14,457	12,053	28,023	22,919
Total revenue	423,791	303,660	792,071	589,107
Cost of revenue:
Subscription	84,822	71,435	162,995	136,004
Services	20,515	16,842	39,791	30,488
Total cost of revenue	105,337	88,277	202,786	166,492
Gross profit	318,454	215,383	589,285	422,615
Operating expenses:
Sales and marketing	195,934	181,598	378,667	331,866
Research and development	125,420	108,037	242,237	204,409
General and administrative	46,103	40,591	85,931	77,123
Total operating expenses	367,457	330,226	706,835	613,398
Loss from operations	(49,003)	(114,843)	(117,550)	(190,783)
Other income (expense):
Interest income	19,470	1,680	37,507	2,304
Interest expense	(2,611)	(2,429)	(5,004)	(4,882)
Other (expense) income, net	(1,865)	(224)	(721)	1,397
Loss before provision for income taxes	(34,009)	(115,816)	(85,768)	(191,964)
Provision for income taxes	3,588	3,049	6,075	4,195
Net loss	$(37,597)	$(118,865)	$(91,843)	$(196,159)
Net loss per share, basic and diluted	$(0.53)	$(1.74)	$(1.30)	$(2.88)
Weighted-average shares used to compute net loss per share, basic and diluted	70,874,117	68,334,464	70,531,581	68,025,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(37,597)	$(118,865)	$(91,843)	$(196,159)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(5,981)	1,163	(5,163)	(1,201)
Foreign currency translation adjustment	1,105	(678)	2,026	(65)
Other comprehensive (loss) income	(4,876)	485	(3,137)	(1,266)
Total comprehensive loss	$(42,473)	$(118,380)	$(94,980)	$(197,425)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	69,906,586	$70	$2,276,694	$(1,319)	$(905)	$(1,535,032)	$739,508
Stock option exercises	213,713	—	1,472	—	—	—	1,472
Vesting of restricted stock units	388,017	1	—	—	—	—	1
Vesting of performance stock units	22,991	—	—	—	—	—	—
Stock-based compensation	—	—	103,955	—	—	—	103,955
Conversion of convertible senior notes	—	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	818	—	818
Foreign currency translation adjustment	—	—	—	—	921	—	921
Net loss	—	—	—	—	—	(54,246)	(54,246)
Balances as of April 30, 2023	70,531,307	71	2,382,121	(1,319)	834	(1,589,278)	792,429
Stock option exercises	265,477	1	2,035	—	—	—	2,036
Vesting of restricted stock units	432,093	—	—	—	—	—	—
Stock-based compensation	—	—	113,312	—	—	—	113,312
Conversion of convertible senior notes	—	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	114,508	—	19,781	—	—	—	19,781
Unrealized loss on available-for-sale securities	—	—	—	—	(5,981)	—	(5,981)
Foreign currency translation adjustment	—	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	—	(37,597)	(37,597)
Balances as of July 31, 2023	71,343,385	$72	$2,517,249	$(1,319)	$(4,042)	$(1,626,875)	$885,085

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	67,444,360	$67	$1,860,514	$(1,319)	$(2,928)	$(1,189,634)	$666,700
Stock option exercises	235,517	—	1,656	—	—	—	1,656
Vesting of restricted stock units	381,178	1	—	—	—	—	1
Stock-based compensation	—	—	83,566	—	—	—	83,566
Conversion of convertible senior notes	8	—	1	—	—	—	1
Unrealized loss on available-for-sale securities	—	—	—	—	(2,364)	—	(2,364)
Foreign currency translation adjustment	—	—	—	—	613	—	613
Net loss	—	—	—	—	—	(77,294)	(77,294)
Balances as of April 30, 2022	68,061,063	68	1,945,737	(1,319)	(4,679)	(1,266,928)	672,879
Stock option exercises	163,986	—	1,332	—	—	—	1,332
Vesting of restricted stock units	388,483	1	—	—	—	—	1
Stock-based compensation	—	—	96,554	—	—	—	96,554
Conversion of convertible senior notes	18	—	5	—	—	—	5
Issuance of common stock under the Employee Stock Purchase Plan	72,966	—	15,777	—	—	—	15,777
Unrealized gain on available-for-sale securities	—	—	—	—	1,163	—	1,163
Foreign currency translation adjustment	—	—	—	—	(678)	—	(678)
Net loss	—	—	—	—	—	(118,865)	(118,865)
Balances as of July 31, 2022	68,686,516	$69	$2,059,405	$(1,319)	$(4,194)	$(1,385,793)	$668,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(91,843)	$(196,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,546	7,745
Stock-based compensation	217,267	180,120
Amortization of debt discount and issuance costs	1,694	1,685
Amortization of finance right-of-use assets	1,987	1,987
Amortization of operating right-of-use assets	4,479	4,458
Deferred income taxes	(377)	(302)
Amortization of premium and accretion of discount on short-term investments, net	(25,509)	4,076
Unrealized gain on non-marketable securities	(1,294)	(1,694)
Unrealized foreign exchange loss (gain)	1,299	(1,144)
Change in operating assets and liabilities:
Accounts receivable	12,158	(19,480)
Prepaid expenses and other current assets	(2,785)	4,908
Deferred commissions	(4,440)	(16,555)
Other long-term assets	(138)	(862)
Accounts payable	(356)	2,161
Accrued liabilities	3,459	(201)
Operating lease liabilities	(4,656)	(4,549)
Deferred revenue	(91,350)	331
Other liabilities, non-current	287	378
Net cash provided by (used in) operating activities	28,428	(33,097)
Cash flows from investing activities
Purchases of property and equipment	(1,258)	(5,152)
Investment in non-marketable securities	(2,056)	(1,119)
Proceeds from maturities of marketable securities	755,000	400,000
Purchases of marketable securities	(650,599)	(197,614)
Net cash provided by investing activities	101,087	196,115
Cash flows from financing activities
Proceeds from exercise of stock options	3,509	2,988
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	19,781	15,777
Principal repayments of finance leases	(2,703)	(1,882)
Net cash provided by financing activities	20,587	16,883
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,415	(2,395)
Net increase in cash, cash equivalents and restricted cash	151,517	177,506
Cash, cash equivalents and restricted cash, beginning of period	456,339	474,420
Cash, cash equivalents and restricted cash, end of period	$607,856	$651,926
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$5,654	$4,233
Interest expense	$2,775	$2,925
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$607,175	$651,420
Restricted cash, non-current	681	506
Total cash, cash equivalents and restricted cash	$607,856	$651,926
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of July 31, 2023 and January 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of July 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$384,192	$—	$—	$384,192
Short-term investments:
U.S. government treasury securities	1,293,926	—	—	1,293,926
Total financial assets	$1,678,118	$—	$—	$1,678,118

	Fair Value Measurement as of January 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$268,985	$—	$—	$268,985
Short-term investments:
U.S. government treasury securities	1,380,804	—	—	1,380,804
Total financial assets	$1,649,789	$—	$—	$1,649,789
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of July 31, 2023 and January 31, 2023 (in thousands):

	July 31, 2023			January 31, 2023
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Due within one year	$838,948	$(1,883)	$837,065	$1,383,226	$(2,421)	$1,380,804
Due after one year and within three years	462,562	(5,701)	456,861	—	—	—
Total short-term investments	$1,301,510	$(7,584)	$1,293,926	$1,383,226	$(2,421)	$1,380,804
As of July 31, 2023 and January 31, 2023, unrealized losses on the Company’s U.S. government treasury securities were approximately $7.6 million and $2.4 million, respectively. These unrealized losses were caused by interest rate increases, which resulted in the decrease in market value of these securities. Because the decline in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of July 31, 2023. Gross realized gains and losses were not material for each of the three and six month periods ended July 31, 2023 and 2022. There were no short-term investments in a continuous loss position for greater than twelve months.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Convertible Senior Notes
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at July 31, 2023 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.
Non-marketable Securities
As of July 31, 2023 and January 31, 2023, the total amount of non-marketable equity and debt securities included in other assets on the Company’s condensed consolidated balance sheets were $13.1 million and $9.8 million, respectively. During the six months ended July 31, 2023 and 2022, the Company invested an additional $2.1 million and $1.1 million, respectively, of its cash in non-marketable equity securities. The Company recognized net unrealized gains on certain of these non-marketable securities of $1.3 million and $1.7 million during the six months ended July 31, 2023 and 2022, respectively. The Company recognized unrealized losses on certain of these non-marketable securities of $0.9 million and $0.1 million during the three months ended July 31, 2023 and 2022, respectively. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2023 Form 10-K for further information. The Company considers these assets as Level 3 within the fair value hierarchy. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities.

4. Goodwill and Acquired Intangible Assets, Net
There were no material changes to goodwill carrying amounts during the six months ended July 31, 2023. The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows (in thousands):

	July 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(32,192)	$5,908	1.3
Customer relationships	15,200	(14,270)	930	0.4
Total	$53,300	$(46,462)	$6,838

	January 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(29,122)	$8,978	1.7
Customer relationships	15,200	(12,750)	2,450	0.8
Total	$53,300	$(41,872)	$11,428
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $2.3 million and $4.6 million for the three and six months ended July 31, 2023, respectively, and $2.3 million and $4.6 million for the three and six months ended July 31, 2022, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s interim unaudited condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s interim unaudited condensed consolidated statements of operations.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of July 31, 2023, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2024	$3,915
2025	2,130
2026	680
2027	113
2028	—
Total	$6,838

5. Convertible Senior Notes
The net carrying amounts of the Company’s 2026 Notes (as defined herein) were as follows for the periods presented (in thousands):

	July 31, 2023	January 31, 2023
Principal	$1,149,972	$1,149,972
Unamortized debt issuance costs	(8,398)	(10,092)
Net carrying amount	$1,141,574	$1,139,880

As of July 31, 2023, the estimated fair value (Level 2) of the outstanding 2026 Notes, which is utilized solely for disclosure purposes, was approximately $2.3 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
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
During the three months ended July 31, 2023, the conditional conversion feature of the 2026 Notes was triggered as the last reported sale price of the Company's common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2023 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are convertible, in whole or in part, from August 1, 2023 through October 31, 2023. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
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
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of its Capped Calls through July 31, 2023.
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
Lease Costs
The components of the Company’s lease costs included in its interim unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Finance lease cost:
Amortization of finance lease right-of-use assets	$993	$993	$1,987	$1,987
Interest on finance lease liabilities	658	732	1,334	1,482
Operating lease cost	3,103	3,051	5,761	5,615
Short-term lease cost	1,224	605	2,587	1,142
Total lease cost	$5,978	$5,381	$11,669	$10,226
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	July 31, 2023	January 31, 2023
Finance Lease:
Property and equipment, net	$25,502	$27,489
Other accrued liabilities, current	5,693	5,483
Other liabilities, non-current	40,777	43,690
Operating Leases:
Operating lease right-of-use assets	$42,218	$41,194
Operating lease liabilities, current	9,438	8,686
Operating lease liabilities, non-current	36,959	36,264

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Six Months Ended July 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$1,333	$1,482
Operating cash flows from operating leases	5,900	5,706
Financing cash flows from finance lease	2,703	1,882
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,500	$9,649
Weighted-average remaining lease term as of period end (in years):
Finance lease	6.4	7.4
Operating leases	5.7	6.1
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	5.7%	5.2%

Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of July 31, 2023 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2024	$4,037	$5,792
2025	8,445	12,474
2026	8,711	9,516
2027	8,711	6,905
2028	8,711	5,828
Thereafter	16,696	13,669
Total minimum payments	55,311	54,184
Less imputed interest	(8,841)	(7,787)
Present value of future minimum lease payments	46,470	46,397
Less current obligations under leases	(5,693)	(9,438)
Non-current lease obligations	$40,777	$36,959

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the six months ended July 31, 2023, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2023 Form 10-K.

Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
intellectual property, labor and employment and breach of contract claims. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds. On May 4, 2021, the District Court granted certain defendants' motion to dismiss without prejudice. Realtime filed an amended complaint on May 18, 2021, which the District Court dismissed on August 23, 2021. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. The oral argument took place before the U.S. Court of Appeals for the Federal Circuit on February 10, 2023. On August 2, 2023, the U.S. Court of Appeals for the Federal Circuit issued an opinion affirming the District Court's order in favor of the Company. The Company believes the Federal Circuit correctly decided the matter, and it intends to continue to vigorously defend itself in the event of future appellate proceedings and any other potential future claims.
Although claims and litigation are inherently unpredictable, as of July 31, 2023, the Company does not believe that any legal matters, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Primary geographical markets:
Americas	$253,485	$185,796	$475,831	$359,852
EMEA	113,446	84,627	218,569	166,596
Asia Pacific	56,860	33,237	97,671	62,659
Total	$423,791	$303,660	$792,071	$589,107

Subscription product categories and services:
MongoDB Atlas-related	$267,258	$193,354	$505,014	$363,349
Other subscription	142,076	98,253	259,034	202,839
Services	14,457	12,053	28,023	22,919
Total	$423,791	$303,660	$792,071	$589,107
Customers located in the United States accounted for 53% and 54% of total revenue for the three and six months ended July 31, 2023, respectively, and 55% of total revenue for both the three and six months ended July 31, 2022. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of July 31, 2023 and January 31, 2023 was $368.6 million and $460.3 million, respectively. Approximately 37% and 36% of the total revenue recognized for the six months ended July 31, 2023 and 2022, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of July 31, 2023, the aggregate transaction price allocated to remaining performance obligations was $481.5 million. Approximately 56% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2023 and January 31, 2023, unbilled receivables were $12.7 million and $9.7 million, respectively.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2023	$6,362
Provision	4,820
Recoveries/write-offs	(4,017)
Balance as of July 31, 2023	$7,165
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $256.9 million and $252.4 million as of July 31, 2023 and January 31, 2023, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim unaudited condensed consolidated statements of operations, was $23.6 million and $46.7 million for the three and six months ended July 31, 2023, respectively, and $18.9 million and $36.5 million for the three and six months ended July 31, 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to eligible employees and non-statutory stock options to eligible employees, directors or consultants. The Company’s Board of Directors, or a committee thereof, determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. There were no stock options granted during the six months ended July 31, 2023.
The following table summarizes stock option activity for the six months ended July 31, 2023 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2023	1,789,813	$7.60	3.3	$313,980
Stock options exercised	(479,190)	7.32
Stock options forfeited and expired	(547)	5.81
Balance - July 31, 2023	1,310,076	$7.71	2.9	$544,588
Vested and exercisable - January 31, 2023	1,789,813	$7.60	3.3	$313,980
Vested and exercisable - July 31, 2023	1,310,076	$7.71	2.9	$544,588
Restricted Stock Units
The 2016 Plan provides for the issuance of RSUs to eligible employees, directors and consultants. RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the vesting start

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
date and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
The following table summarizes RSU activity for the six months ended July 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2023	3,480,206	$288.58
RSUs granted	1,698,268	225.66
RSUs vested	(820,110)	254.73
RSUs forfeited and canceled	(308,660)	288.06
Unvested - July 31, 2023	4,049,704	$279.87

2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. In June 2023, the Company issued 114,508 shares of its common stock under the 2017 ESPP. The Company’s current offering period began on June 16, 2023 and is expected to end December 15, 2023.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenue—subscription	$6,075	$5,009	$11,589	$9,476
Cost of revenue—services	3,342	2,560	6,290	4,772
Sales and marketing	40,376	35,653	77,982	66,187
Research and development	48,413	40,642	92,479	76,125
General and administrative	15,106	12,690	28,927	23,560
Total stock-based compensation expense	$113,312	$96,554	$217,267	$180,120

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(37,597)	$(118,865)	$(91,843)	$(196,159)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	70,874,117	68,334,464	70,531,581	68,025,687

Net loss per share, basic and diluted	$(0.53)	$(1.74)	$(1.30)	$(2.88)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2024 Notes and the 2026 Notes. The Company has not exercised any of its Capped Calls as of July 31, 2023.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Stock options pursuant to the 2016 Equity Incentive Plan	448,447	584,405	476,450	602,856
Stock options pursuant to the 2008 Stock Incentive Plan	988,792	1,666,919	1,070,891	1,751,927
Unvested restricted stock units	4,498,170	3,851,114	4,276,548	3,763,435
Unvested executive PSUs	254,321	81,557	254,321	81,557
Shares underlying the conversion option of the 2026 Notes	5,445,002	5,445,050	5,445,002	5,445,059
Total	11,634,732	11,629,045	11,523,212	11,644,834

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Income Taxes
The Company recorded a provision for income taxes of $3.6 million and $6.1 million for the three and six months ended July 31, 2023, respectively, and $3.0 million and $4.2 million for the three and six months ended July 31, 2022, respectively. The provisions recorded during each of the three and six months ended July 31, 2023 and 2022 were driven by the increase in global income and the associated foreign taxes as the Company continues its global expansion. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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

Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series and application-driven analytics that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 4,626 as of July 31, 2023, from 4,240 as of July 31, 2022.
We generate revenue primarily from sales of subscriptions, which accounted for 97% and 96% of our total revenue for the three and six months ended July 31, 2023 and July 31, 2022, respectively.

MONGODB, INC.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, time series and application-driven analytics. During the three and six months ended July 31, 2023, MongoDB Atlas revenue represented 63% and 64%, respectively, as compared to 64% and 62% of our total revenue during the three and six months ended July 31, 2022, respectively, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly in arrears based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 26% of our subscription revenue for both the three and six months ended July 31, 2023, and 28% and 31% of our subscription revenue for the three and six months ended July 31, 2022, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 455 million times since February 2009 and over 155 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% and 4% of our total revenue for the three and six months ended July 31, 2023, respectively, and 4% for each of the three and six months ended July 31, 2022. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
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
Adverse macroeconomic conditions include slower or negative economic growth, higher inflation and higher interest rates. During the six months ended July 31, 2023, the macroeconomic environment continued to negatively impact our business. For instance, we experienced slower than historical growth rates for our existing MongoDB Atlas applications. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.

MONGODB, INC.
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
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of July 31, 2023, we had over 45,000 customers across a wide range of industries and in over 100 countries, compared to over 37,000 customers as of July 31, 2022. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of July 31, 2023, we had over 6,800 customers that were sold through our direct sales force and channel partners, as compared to over 5,400 such customers as of July 31, 2022. These customers, which we refer to as our Direct Sales Customers, accounted for 88% of our subscription revenue for both the three and six months ended July 31, 2023 and 86% and 87% of our subscription revenue for the three and six months ended July 31, 2022, respectively. The percentage of our subscription revenue from Direct Sales Customers increased during both the three and six months ended July 31, 2023, in part due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. We had over 43,500 MongoDB Atlas customers as of July 31, 2023 compared to over 35,500 as of July 31, 2022. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the three and six months ended July 31, 2023, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth for the remainder of the year. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,855 and 1,462 as of July 31, 2023 and 2022, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.

MONGODB, INC.
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

MONGODB, INC.
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
Three and Six Months Ended July 31, 2023 Summary
For the three months ended July 31, 2023, our total revenue increased to $423.8 million as compared to $303.7 million for the three months ended July 31, 2022, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss decreased to $37.6 million for the three months ended July 31, 2023 as compared to $118.9 million for the three months ended July 31, 2022, primarily driven by the increase in revenue, partially offset by higher sales and marketing spend and research and development costs during the three months ended July 31, 2023.
For the six months ended July 31, 2023, our total revenue increased to $792.1 million as compared to $589.1 million for the six months ended July 31, 2022, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss decreased to $91.8 million for the six months ended July 31, 2023 as compared to $196.2 million for the six months ended July 31, 2022, primarily driven by the increase in revenue, partially offset by increased sales and marketing and research and development costs during the six months ended July 31, 2023.
Our operating cash flow was $28.4 million and $(33.1) million for the six months ended July 31, 2023 and 2022, respectively.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Consolidated Statements of Operations Data:
Revenue:
Subscription	$409,334	$291,607	$764,048	$566,188
Services	14,457	12,053	28,023	22,919
Total revenue	423,791	303,660	792,071	589,107
Cost of revenue:
Subscription(1)	84,822	71,435	162,995	136,004
Services(1)	20,515	16,842	39,791	30,488
Total cost of revenue	105,337	88,277	202,786	166,492
Gross profit	318,454	215,383	589,285	422,615
Operating expenses:
Sales and marketing(1)	195,934	181,598	378,667	331,866
Research and development(1)	125,420	108,037	242,237	204,409
General and administrative(1)	46,103	40,591	85,931	77,123
Total operating expenses	367,457	330,226	706,835	613,398
Loss from operations	(49,003)	(114,843)	(117,550)	(190,783)
Other income (expense), net	14,994	(973)	31,782	(1,181)
Loss before provision for income taxes	(34,009)	(115,816)	(85,768)	(191,964)
Provision for income taxes	3,588	3,049	6,075	4,195
Net loss	$(37,597)	$(118,865)	$(91,843)	$(196,159)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of revenue—subscription	$6,075	$5,009	$11,589	$9,476
Cost of revenue—services	3,342	2,560	6,290	4,772
Sales and marketing	40,376	35,653	77,982	66,187
Research and development	48,413	40,642	92,479	76,125
General and administrative	15,106	12,690	28,927	23,560
Total stock‑based compensation expense	$113,312	$96,554	$217,267	$180,120

MONGODB, INC.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Percentage of Revenue Data:
Revenue:
Subscription	97%	96%	96%	96%
Services	3%	4%	4%	4%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	20%	23%	21%	23%
Services	5%	6%	5%	5%
Total cost of revenue	25%	29%	26%	28%
Gross profit	75%	71%	74%	72%
Operating expenses:
Sales and marketing	46%	60%	48%	56%
Research and development	30%	36%	30%	35%
General and administrative	11%	13%	11%	13%
Total operating expenses	87%	109%	89%	104%
Loss from operations	(12)%	(38)%	(15)%	(32)%
Other income (expense), net	4%	—%	4%	—%
Loss before provision for income taxes	(8)%	(38)%	(11)%	(32)%
Provision for income taxes	1%	1%	1%	1%
Net loss	(9)%	(39)%	(12)%	(33)%

Comparison of the Three Months Ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Subscription	$409,334	$291,607	$117,727	40%
Services	14,457	12,053	2,404	20%
Total revenue	$423,791	$303,660	$120,131	40%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $117.7 million primarily due to an increase of $109.5 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by the continued increase in delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Subscription cost of revenue	$84,822	$71,435	$13,387	19%
Services cost of revenue	20,515	16,842	3,673	22%
Total cost of revenue	105,337	88,277	17,060	19%
Gross profit	$318,454	$215,383	$103,071	48%
Gross margin	75%	71%
Subscription	79%	76%
Services	(42)%	(40)%

MONGODB, INC.
The increase in subscription cost of revenue was primarily due to a $9.2 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $4.1 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $3.6 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization. Total headcount in our support and services organizations increased 20% from July 31, 2022 to July 31, 2023.
Our overall gross margin improved to 75%. Our subscription gross margin increased to 79% driven primarily by efficiencies realized in managing our third-party cloud infrastructure costs. Our services gross margin decreased as higher services personnel costs and stock-based compensation more than offset the increase in services revenue.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Sales and marketing	$195,934	$181,598	$14,336	8%
The increase in sales and marketing expense included $19.3 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 2,202 as of July 31, 2023 from 2,159 as of July 31, 2022, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $3.6 million due to higher commissions expense. The increase in sales and marketing expense was partially offset by a decrease of $4.5 million in travel costs, due to certain in-person events occurring earlier this year compared to the prior year, and a decrease of $1.9 million in marketing expense, driven primarily by a shorter user conference in New York as compared to the prior year, following our transition to the MongoDB.local format of our user conferences.
Research and Development

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Research and development	$125,420	$108,037	$17,383	16%
The increase in research and development expense was primarily driven by a $18.5 million increase in personnel costs and stock-based compensation as we grew our research and development headcount by 15%. The increase in research and development expense was partially offset by lower computer hardware costs.
General and Administrative

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
General and administrative	$46,103	$40,591	$5,512	14%
The increase in general and administrative expense was due to higher costs to support the growth of our business. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $7.1 million higher personnel costs and stock-based compensation. The increase in general and administrative expense was partially offset by lower computer hardware costs.

MONGODB, INC.
Other Income (Expense), Net

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Other income (expense), net	$14,994	$(973)	$15,967	NM
Other income (expense), net for the three months ended July 31, 2023 improved primarily due to higher interest income from our short-term investments.
Provision for Income Taxes

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Provision for income taxes	$3,588	$3,049	$539	18%
The increase in the provision for income taxes during the three months ended July 31, 2023 and 2022 was primarily due to an increase in foreign taxes as we continue our global expansion.

Comparison of the Six Months Ended July 31, 2023 and 2022
Revenue

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Subscription	$764,048	$566,188	$197,860	35%
Services	28,023	22,919	5,104	22%
Total revenue	$792,071	$589,107	$202,964	34%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $197.9 million primarily due to an increase of $182.2 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by the continued increase in delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Subscription cost of revenue	$162,995	$136,004	$26,991	20%
Services cost of revenue	39,791	30,488	9,303	31%
Total cost of revenue	202,786	166,492	36,294	22%
Gross profit	$589,285	$422,615	$166,670	39%
Gross margin	74%	72%
Subscription	79%	76%
Services	(42)%	(33)%
The increase in subscription cost of revenue was primarily due to a $18.8 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $7.6 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $8.1 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization. Total headcount in our support and services organizations increased 20% from July 31, 2022 to July 31, 2023.

MONGODB, INC.
Our overall gross margin improved to 74%. Our subscription gross margin increased to 79% as efficiencies realized in managing our third-party cloud infrastructure costs more than offset the negative margin impact from the increasing percentage of revenue from MongoDB Atlas. Our services gross margin decreased as higher services personnel costs and stock-based compensation more than offset the increase in services revenue.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Sales and marketing	$378,667	$331,866	$46,801	14%
The increase in sales and marketing expense included $43.6 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 2,202 as of July 31, 2023 from 2,159 as of July 31, 2022, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $7.1 million due to higher commissions expense. The increase in sales and marketing expense was partially offset by a decrease of $2.5 million in marketing expense, driven primarily by a shorter user conference in New York as compared to the prior year, following our transition to the MongoDB.local format of our user conferences.
Research and Development

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Research and development	$242,237	$204,409	$37,828	19%
The increase in research and development expense was primarily driven by a $37.3 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 15%.
General and Administrative

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
General and administrative	$85,931	$77,123	$8,808	11%
The increase in general and administrative expense was due to higher costs to support the growth of our business. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $13.8 million higher personnel costs and stock-based compensation. The increase in general and administrative expense was partially offset by lower computer hardware costs.
Other Income (Expense), Net

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Other income (expense), net	$31,782	$(1,181)	$32,963	NM
Other income (expense), net, for the six months ended July 31, 2023 improved primarily due to higher interest income from our short-term investments.
Provision for Income Taxes

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Provision for income taxes	$6,075	$4,195	$1,880	45%
The increase in the provision for income taxes during the six months ended July 31, 2023 and 2022, was primarily due to an increase in foreign taxes as we continued our global expansion.

MONGODB, INC.
Liquidity and Capital Resources
As of July 31, 2023, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $1.9 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of July 31, 2023, we had an accumulated deficit of $1.6 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation and recent volatility in the banking sector, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Six Months Ended July 31,
	2023	2022
Net cash provided by (used in) operating activities	$28,428	$(33,097)
Net cash provided by investing activities	101,087	196,115
Net cash provided by financing activities	20,587	16,883
Operating Activities
Cash provided by operating activities during the six months ended July 31, 2023 was $28.4 million, driven primarily by an increase in our cash collections reflecting overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $12.2 million. In addition, our net loss of $91.8 million, includes non‑cash charges of $217.3 million for stock‑based compensation and $8.5 million for depreciation and amortization. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $91.4 million , as well as accretion of the discount on our short-term investments of $25.5 million.

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

Investing Activities
Cash provided by investing activities during the six months ended July 31, 2023 was $101.1 million, primarily due to maturities of marketable securities, net of purchases, of $104.4 million. The proceeds were partially offset by $2.1 million of additional investment in non-marketable securities and $1.3 million of cash used for purchases of property and equipment.
Cash provided by investing activities during the six months ended July 31, 2022 was $196.1 million, primarily due to proceeds from maturities of marketable securities, net of purchases, of $202.4 million. The proceeds were partially offset by $5.2 million of cash used for purchases of property and equipment and $1.1 million of additional investment in non-marketable securities.

MONGODB, INC.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2023 was $20.6 million, due to proceeds from the issuance of common stock under the Employee Stock Purchase Plan and exercises of stock options, partly offset by principal repayments of finance leases.
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

Contractual Obligations and Commitments
During the six months ended July 31, 2023, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2023 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of July 31, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $1.9 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of July 31, 2023.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three-month periods ended July 31, 2023 and 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of July 31, 2023 and January 31, 2023, the total amount of non-marketable securities included in other assets on our balance sheet was $13.1 million and $9.8 million, respectively.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2023. Based on the evaluation of our disclosure controls and procedures as of July 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. On May 4, 2021, in a consolidated action that includes Realtime's case against MongoDB, the District Court granted certain defendants' motion to dismiss without prejudice, finding that the patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against us on May 18, 2021, and we moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted our motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. Realtime filed its appellate brief on December 2, 2021 and the defendants (including MongoDB) filed a responsive brief on March 11, 2022. Realtime filed a reply brief on April 29, 2022. The oral argument took place before the U.S. Court of Appeals for the Federal Circuit on February 10, 2023. On August 2, 2023, the U.S. Court of Appeals for the Federal Circuit issued an opinion affirming the District Court's order in favor of MongoDB. We believe the Federal Circuit correctly decided the matter, and we intend to continue to vigorously defend ourselves in the event of future appellate proceedings and any other potential future claims.
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
•Because we derive more than the majority of our revenue from MongoDB Atlas, failure of MongoDB Atlas to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects and our future revenue may be more difficult to predict.

MONGODB, INC.
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
We have incurred net losses in each period since our inception, including net losses of $345.4 million, $306.9 million and $266.9 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. We had an accumulated deficit of $1.6 billion as of July 31, 2023. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Because we derive more than the majority of our revenue from MongoDB Atlas, failure of MongoDB Atlas to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects and our future revenue may be more difficult to predict.
We derive and expect to continue to derive more than the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the three and six months ended July 31, 2023. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customer’s usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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

MONGODB, INC.
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
Some of our actual and potential competitors, in particular the legacy relational database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, or may be able to devote greater resources than we can to the development, promotion, and sale of their products and services. As we introduce new technologies and product enhancements, and as our existing markets see more market entry, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality compared to our software. These larger competitors are also often in a better position to withstand any significant reduction in technology spending and will therefore not be as susceptible to competition or economic downturns. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate.
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

MONGODB, INC.
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

MONGODB, INC.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflict between Russia and Ukraine, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the six months ended July 31, 2023. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, standards, contractual obligations, policies and other obligations particularly related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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
A number of other U.S. states have also enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal data than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. There are also discussions in Congress of new federal data privacy and security laws to which we may become subject if they are enacted. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly.

Additionally, on July 26, 2023, the Securities and Exchange Commission (the “SEC”) adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We will be subject to such annual report disclosure requirements starting with our 2023 Form 10-K and we will be subject to such Form 8-K disclosure requirements starting December 18, 2023 or later, depending on the date of publication of the adopting release in the Federal Register.
Furthermore, on May 12, 2021, the Biden administration issued an Executive Order requiring federal agencies to implement additional IT security measures, including, among other things, requiring agencies to adopt multifactor

MONGODB, INC.
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
Some foreign data privacy and security laws, including, without limitation, the GDPR and U.K. GDPR, may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A., or U.K. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, the GDPR generally restricts the transfer of personal data to countries outside of the E.E.A. that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as, most commonly, the “Standard Contractual Clauses” (“SCCs”) released by the European Commission. Use of the SCCs imposes additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. On July 10, 2023 the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the EU-U.S. Data Privacy Framework. We are currently self-certified under the EU-U.S. Data Privacy Framework, however such new adequacy decision is likely to face challenge at the Court of Justice of the European Union. In addition, the U.K. similarly restricts personal data transfers outside of the U.K. jurisdiction to countries such as the United States that the U.K. government does not consider to provide an adequate level of personal data protection, and the U.K. government has adopted its own standard International Data Transfer Agreement for use under such circumstances, as well as an international data transfer addendum that can be used with the SCCs for the same purpose. While the EU-U.S. Data Privacy Framework does not apply to the U.K., the U.K. and U.S. governments announced on June 8, 2023 a commitment in principle to establish a data bridge for the U.K. Extension to the EU-U.S. Data Privacy Framework, to facilitate transfers of personal data from the U.K. to the U.S. Certain countries outside Europe (including Russia, China and Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial

MONGODB, INC.
fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or require us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
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
Separately, as the regulatory framework for machine learning technology and AI evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business and the ways in which we or our partners use AI and machine learning technology, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. Further, potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Potential tax reform globally and in the United States may result in significant changes to U.S. federal income tax law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. Additional significant changes to U.S. federal corporate tax law were made by the Coronavirus Aid, Relief, and Economic Security Act, and the recently enacted Inflation Reduction Act (“IRA”). The Company has determined that it is not currently subject to the tax effects of the IRA, which includes a corporate alternative minimum tax and an excise tax on stock buybacks. In addition, the Organisation for Economic Co-operation and Development (the “OECD”), has issued guidelines that change long-standing tax principles and may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. In December 2022, the EU reached unanimous agreement, in principle, to implement the global minimum tax. EU members will be required to institute local laws in 2023, which are intended to be effective for tax years beginning after 2023. Additional changes to global tax laws are likely to occur, and such changes may adversely affect our tax liability.
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

MONGODB, INC.
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
As of July 31, 2023, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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

Social, ethical and security issues relating to the use of new and evolving technologies such as AI in our offerings or partnerships, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined. AI and machine learning may change the way our industry identifies and responds to cyber threats, and businesses that are slow to adopt or fail to adopt such new technologies may face a competitive disadvantage. The rapid evolution of AI will require the application of resources to develop, test and maintain any potential offerings or partnerships to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
The conditional conversion feature of the 2026 Notes was triggered during the three months ended July 31, 2023, as the last reported sale price of our common stock was more than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2023 (the last trading day of the fiscal quarter). Therefore, the 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from August 1, 2023 through October 31, 2023. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.
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
None.
(c)Issuer Purchases of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

Certain executive officers and directors of the Company may execute purchases and sales of the Company's common stock through Rule 10b5-1 equity trading plans and “non-Rule 10b5-1 equity trading arrangements” (as defined in Item 408(c) of Regulation S-K).

During the three months ended July 31, 2023, three of our officers adopted the following Rule 10b5-1 trading arrangements.

On June 9, 2023, Michael Gordon, our Chief Operating Officer and Chief Financial Officer adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Gordon’s plan is for the sale of up to 80,000 shares of common stock underlying employee stock options and 26,635 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and August 30, 2024, subject to early termination for certain specified events set forth in the plan.

On June 26, 2023, Dev Ittycheria, our Chief Executive Officer adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Ittycheria’s plan is for the sale of up to 400,000 shares of our common stock underlying employee stock options in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and September 30, 2024, subject to early termination for certain specified events set forth in the plan.

MONGODB, INC.
On June 28, 2023, Cedric Pech, our Chief Revenue Officer adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Pech’s plan is for the sale of up to 100% of the (net) shares of common stock resulting from the vesting of an aggregate of 31,708 RSUs and PSUs in amounts and prices determined in accordance with a formula set forth in the plan (net shares are net of tax withholding). The plan terminates on the earlier of the date all the shares under the plan are sold and July 31, 2024, subject to early termination for certain specified events set forth in the plan.
In connection with his departure in June 2023, Mark Porter, our former Chief Technology Officer, terminated the sell-to-cover arrangement adopted under Rule 10b5-1(c) of the Exchange Act with respect to his tax obligations due in connection with the vesting of his restricted stock units with the Company.
During the three months ended July 31, 2023, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

MONGODB, INC.
ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.1.1	Certificate of Retirement	8-K	001-38240	3.1	6/16/2020

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/2017

10.1#	Separation Agreement, dated June 27, 2023, by and between the Registrant and Mark Porter					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MONGODB, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: September 1, 2023	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)