Form 10-Q
period 2023-10-31
MongoDB, Inc.
filed 2023-12-07
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of December 5, 2023, there were 72,177,636 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	October 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$477,675	$455,826
Short-term investments	1,447,036	1,380,804
Accounts receivable, net of allowance for doubtful accounts of $8,163 and $6,362 as of October 31, 2023 and January 31, 2023, respectively	271,679	285,192
Deferred commissions	87,221	83,550
Prepaid expenses and other current assets	36,982	31,212
Total current assets	2,320,593	2,236,584
Property and equipment, net	54,892	57,841
Operating lease right-of-use assets	39,181	41,194
Goodwill	69,679	57,779
Acquired intangible assets, net	7,127	11,428
Deferred tax assets	3,837	2,564
Other assets	198,708	181,503
Total assets	$2,694,017	$2,588,893
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,340	$8,295
Accrued compensation and benefits	100,591	90,112
Operating lease liabilities	9,592	8,686
Other accrued liabilities	66,715	52,672
Deferred revenue	303,325	428,747
Total current liabilities	489,563	588,512
Deferred tax liability, non-current	1,134	225
Operating lease liabilities, non-current	33,131	36,264
Deferred revenue, non-current	17,436	31,524
Convertible senior notes, net	1,142,423	1,139,880
Other liabilities, non-current	42,790	52,980
Total liabilities	1,726,477	1,849,385
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of October 31, 2023 and January 31, 2023; 72,058,847 shares issued and 71,959,476 shares outstanding as of October 31, 2023; 70,005,957 shares issued and 69,906,586 shares outstanding as of January 31, 2023	72	70
Additional paid-in capital	2,634,381	2,276,694
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of October 31, 2023 and January 31, 2023	(1,319)	(1,319)
Accumulated other comprehensive loss	(9,422)	(905)
Accumulated deficit	(1,656,172)	(1,535,032)
Total stockholders’ equity	967,540	739,508
Total liabilities and stockholders’ equity	$2,694,017	$2,588,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription	$418,339	$320,756	$1,182,387	$886,944
Services	14,599	12,865	42,622	35,784
Total revenue	432,938	333,621	1,225,009	922,728
Cost of revenue:
Subscription	87,954	77,150	250,949	213,154
Services	19,104	16,502	58,895	46,990
Total cost of revenue	107,058	93,652	309,844	260,144
Gross profit	325,880	239,969	915,165	662,584
Operating expenses:
Sales and marketing	192,977	177,419	571,644	509,285
Research and development	128,150	106,392	370,387	310,801
General and administrative	49,969	39,081	135,900	116,204
Total operating expenses	371,096	322,892	1,077,931	936,290
Loss from operations	(45,216)	(82,923)	(162,766)	(273,706)
Other income (expense):
Interest income	20,358	6,932	57,865	9,236
Interest expense	(1,964)	(2,497)	(6,968)	(7,379)
Other income (expense), net	1,160	(1,318)	439	79
Loss before provision for income taxes	(25,662)	(79,806)	(111,430)	(271,770)
Provision for income taxes	3,635	5,035	9,710	9,230
Net loss	$(29,297)	$(84,841)	$(121,140)	$(281,000)
Net loss per share, basic and diluted	$(0.41)	$(1.23)	$(1.71)	$(4.11)
Weighted-average shares used to compute net loss per share, basic and diluted	71,560,023	68,916,813	70,878,162	68,325,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(29,297)	$(84,841)	$(121,140)	$(281,000)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(2,447)	1,139	(7,610)	(62)
Foreign currency translation adjustment	(2,933)	(736)	(907)	(801)
Other comprehensive (loss) income	(5,380)	403	(8,517)	(863)
Total comprehensive loss	$(34,677)	$(84,438)	$(129,657)	$(281,863)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	69,906,586	$70	$2,276,694	$(1,319)	$(905)	$(1,535,032)	$739,508
Stock option exercises	213,713	—	1,472	—	—	—	1,472
Vesting of restricted stock units	388,017	1	—	—	—	—	1
Vesting of performance stock units	22,991	—	—	—	—	—	—
Stock-based compensation	—	—	103,955	—	—	—	103,955
Unrealized gain on available-for-sale securities	—	—	—	—	818	—	818
Foreign currency translation adjustment	—	—	—	—	921	—	921
Net loss	—	—	—	—	—	(54,246)	(54,246)
Balances as of April 30, 2023	70,531,307	71	2,382,121	(1,319)	834	(1,589,278)	792,429
Stock option exercises	265,477	1	2,035	—	—	—	2,036
Vesting of restricted stock units	432,093	—	—	—	—	—	—
Stock-based compensation	—	—	113,312	—	—	—	113,312
Issuance of common stock under the Employee Stock Purchase Plan	114,508	—	19,781	—	—	—	19,781
Unrealized loss on available-for-sale securities	—	—	—	—	(5,981)	—	(5,981)
Foreign currency translation adjustment	—	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	—	(37,597)	(37,597)
Balances as of July 31, 2023	71,343,385	72	2,517,249	(1,319)	(4,042)	(1,626,875)	885,085
Stock option exercises	179,901	—	1,303	—	—	—	1,303
Vesting of restricted stock units	436,190	—	—	—	—	—	—
Stock-based compensation	—	—	115,829	—	—	—	115,829
Unrealized loss on available-for-sale securities	—	—	—	—	(2,447)	—	(2,447)
Foreign currency translation adjustment	—	—	—	—	(2,933)	—	(2,933)
Net loss	—	—	—	—	—	(29,297)	(29,297)
Balances as of October 31, 2023	71,959,476	$72	$2,634,381	$(1,319)	$(9,422)	$(1,656,172)	$967,540

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	67,444,360	$67	$1,860,514	$(1,319)	$(2,928)	$(1,189,634)	$666,700
Stock option exercises	235,517	—	1,656	—	—	—	1,656
Vesting of restricted stock units	381,178	1	—	—	—	—	1
Stock-based compensation	—	—	83,566	—	—	—	83,566
Conversion of convertible senior notes	8	—	1	—	—	—	1
Unrealized loss on available-for-sale securities	—	—	—	—	(2,364)	—	(2,364)
Foreign currency translation adjustment	—	—	—	—	613	—	613
Net loss	—	—	—	—	—	(77,294)	(77,294)
Balances as of April 30, 2022	68,061,063	68	1,945,737	(1,319)	(4,679)	(1,266,928)	672,879
Stock option exercises	163,986	—	1,332	—	—	—	1,332
Vesting of restricted stock units	388,483	1	—	—	—	—	1
Stock-based compensation	—	—	96,554	—	—	—	96,554
Conversion of convertible senior notes	18	—	5	—	—	—	5
Issuance of common stock under the Employee Stock Purchase Plan	72,966	—	15,777	—	—	—	15,777
Unrealized gain on available-for-sale securities	—	—	—	—	1,163	—	1,163
Foreign currency translation adjustment	—	—	—	—	(678)	—	(678)
Net loss	—	—	—	—	—	(118,865)	(118,865)
Balances as of July 31, 2022	68,686,516	69	2,059,405	(1,319)	(4,194)	(1,385,793)	668,168
Stock option exercises	199,043	—	1,351	—	—	—	1,351
Vesting of restricted stock units	370,102	—	—	—	—	—	—
Stock-based compensation	—	—	99,198	—	—	—	99,198
Conversion of convertible senior notes	14	—	3	—	—	—	3
Unrealized gain on available-for-sale securities	—	—	—	—	1,139	—	1,139
Foreign currency translation adjustment	—	—	—	—	(736)	—	(736)
Net loss	—	—	—	—	—	(84,841)	(84,841)
Balances as of October 31, 2022	69,255,675	$69	$2,159,957	$(1,319)	$(3,791)	$(1,470,634)	$684,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net loss	$(121,140)	$(281,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,257	11,912
Stock-based compensation	333,096	279,318
Amortization of debt discount and issuance costs	2,543	2,530
Amortization of finance right-of-use assets	2,981	2,981
Amortization of operating right-of-use assets	6,781	6,789
Deferred income taxes	(572)	414
Amortization of premium and accretion of discount on short-term investments, net	(36,405)	2,954
Unrealized gain on non-marketable securities	(1,294)	(1,694)
Unrealized foreign exchange gain	(322)	(1,554)
Change in operating assets and liabilities:
Accounts receivable	11,761	(38,260)
Prepaid expenses and other current assets	700	6,182
Deferred commissions	(17,160)	(29,909)
Other long-term assets	(215)	(1,033)
Accounts payable	1,078	2,636
Accrued liabilities	20,314	(18,769)
Operating lease liabilities	(6,989)	(7,104)
Deferred revenue	(138,724)	23,973
Other liabilities, non-current	(2,840)	793
Net cash provided by (used in) operating activities	66,850	(38,841)
Cash flows from investing activities
Purchases of property and equipment	(3,336)	(6,533)
Investment in non-marketable securities	(2,056)	(2,723)
Business combination	(15,000)	—
Proceeds from maturities of marketable securities	1,190,000	1,075,000
Purchases of marketable securities	(1,233,851)	(514,047)
Net cash (used in) provided by investing activities	(64,243)	551,697
Cash flows from financing activities
Proceeds from exercise of stock options	4,812	4,340
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	19,781	15,777
Principal repayments of finance leases	(4,083)	(3,187)
Net cash provided by financing activities	20,510	16,930
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,098)	(4,029)
Net increase in cash, cash equivalents and restricted cash	22,019	525,757
Cash, cash equivalents and restricted cash, beginning of period	456,339	474,420
Cash, cash equivalents and restricted cash, end of period	$478,358	$1,000,177
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$8,163	$7,254
Interest expense	$3,413	$3,705
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$477,675	$999,674
Restricted cash, non-current	683	503
Total cash, cash equivalents and restricted cash	$478,358	$1,000,177
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of October 31, 2023 and January 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of October 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$244,707	$—	$—	$244,707
Short-term investments:
U.S. government treasury securities	1,447,036	—	—	1,447,036
Total financial assets	$1,691,743	$—	$—	$1,691,743

	Fair Value Measurement as of January 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$268,985	$—	$—	$268,985
Short-term investments:
U.S. government treasury securities	1,380,804	—	—	1,380,804
Total financial assets	$1,649,789	$—	$—	$1,649,789
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of October 31, 2023 and January 31, 2023 (in thousands):

	October 31, 2023			January 31, 2023
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Due within one year	$638,309	$(1,553)	$636,756	$1,383,226	$(2,422)	$1,380,804
Due after one year and within three years	818,757	(8,478)	810,279	—	—	—
Total short-term investments	$1,457,066	$(10,031)	$1,447,035	$1,383,226	$(2,422)	$1,380,804
As of October 31, 2023 and January 31, 2023, unrealized losses on the Company’s U.S. government treasury securities were approximately $10.0 million and $2.4 million, respectively. These unrealized losses were caused by interest rate increases, which resulted in the decrease in market value of these securities. Because the decline in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of October 31, 2023. Gross realized gains and losses were not material for each of the three and nine months ended October 31, 2023 and 2022. There were no short-term investments in a continuous loss position for greater than twelve months.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Convertible Senior Notes
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at October 31, 2023 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 5, Convertible Senior Notes, for further details.
Non-marketable Securities
As of October 31, 2023 and January 31, 2023, the total amount of non-marketable equity and debt securities included in other assets on the Company’s condensed consolidated balance sheets were $13.1 million and $9.8 million, respectively. During the nine months ended October 31, 2023 and 2022, the Company invested an additional $2.1 million and $2.7 million, respectively, of its cash in non-marketable equity securities. The Company recognized net unrealized gains on certain of these non-marketable securities of $1.3 million and $1.7 million during the nine months ended October 31, 2023 and 2022, respectively. No unrealized gain or loss was recognized during the three months ended October 31, 2023 and 2022. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2023 Form 10-K for further information. The Company considers these assets as Level 3 within the fair value hierarchy. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities.

4. Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	October 31, 2023	January 31, 2023
Balance, beginning of the year	$57,779	$57,775
Increase in goodwill related to business combinations	11,900	4
Balance, end of the year	$69,679	$57,779
On September 27, 2023, the Company acquired the assets of Grainite, Inc. (“Grainite”), for total cash consideration of $15.0 million. Grainite is a stream processing application company and the transaction is intended to accelerate the development of the Company’s stream processing offering. The Company accounted for the transaction as a business combination under ASC 805, Business Combinations, after determining that the acquired set of assets, the fair value of which was not concentrated in a single asset, or group of similar assets, and included (a) an assembled workforce and (b) intangible asset, met the definition of a business. As a result, the Company allocated the estimated fair value of $3.1 million of the identifiable asset acquired to the developed technology intangible asset. The fair value assigned to the intangible asset was determined through the use of a third-party valuation firm using replacement cost approach methodology, and includes the expected profit margin of a hypothetical third-party developer and a market participant’s opportunity cost. Judgment was applied for a number of assumptions used in the valuation of the identified intangible asset. The excess of the cash consideration over the identifiable intangible assets in the amount of $11.9 million was allocated to goodwill. This transaction is accounted for as an asset acquisition for tax purposes, and therefore both the goodwill and acquired intangible asset are deductible for tax purposes. The fair value assigned to acquired assets is based on management’s best estimates and assumptions as of the acquisition date and is considered preliminary pending finalization of the analyses. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of the intangible asset acquired and goodwill. Acquisition-related transaction costs were not material and have been expensed as incurred and included in general and administrative expenses in the condensed consolidated statements of operations. The business combination did not have a material impact on the Company’s condensed consolidated financial statements for the periods ended October 31, 2023.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The gross carrying amounts and accumulated amortization of the Company’s intangible assets were as follows (in thousands):

	October 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$41,200	$(34,243)	$6,957	0.9
Customer relationships	15,200	(15,030)	170	0.5
Total	$56,400	$(49,273)	$7,127

	January 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(29,122)	$8,978	1.7
Customer relationships	15,200	(12,750)	2,450	0.8
Total	$53,300	$(41,872)	$11,428
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $2.8 million and $7.4 million for the three and nine months ended October 31, 2023, respectively, and $2.3 million and $6.9 million for the three and nine months ended October 31, 2022, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s interim unaudited condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s interim unaudited condensed consolidated statements of operations.
As of October 31, 2023, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2024	$3,170
2025	3,164
2026	680
2027	113
2028	—
Total	$7,127

5. Convertible Senior Notes
The net carrying amounts of the Company’s 2026 Notes (as defined herein) were as follows for the periods presented (in thousands):

	October 31, 2023	January 31, 2023
Principal	$1,149,972	$1,149,972
Unamortized debt issuance costs	(7,549)	(10,092)
Net carrying amount	$1,142,423	$1,139,880

As of October 31, 2023, the estimated fair value (Level 2) of the outstanding 2026 Notes, which is utilized solely for disclosure purposes, was approximately $1.9 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
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
During the three months ended October 31, 2023, the conditional conversion feature of the 2026 Notes was triggered as the last reported sale price of the Company's common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2023 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are convertible, in whole or in part, from November 1, 2023 through January 31, 2024. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
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
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of its Capped Calls through October 31, 2023.
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
Lease Costs
The components of the Company’s lease costs included in its interim unaudited condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Finance lease cost:
Amortization of finance lease right-of-use assets	$994	$994	$2,981	$2,981
Interest on finance lease liabilities	638	714	1,972	2,196
Operating lease cost	2,919	2,908	8,680	8,523
Short-term lease cost	1,453	714	4,040	1,856
Total lease cost	$6,004	$5,330	$17,673	$15,556

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheet as follows (in thousands):

	October 31, 2023	January 31, 2023
Finance Lease:
Property and equipment, net	$24,508	$27,489
Other accrued liabilities, current	5,933	5,483
Other liabilities, non-current	39,156	43,690
Operating Leases:
Operating lease right-of-use assets	$39,181	$41,194
Operating lease liabilities, current	9,592	8,686
Operating lease liabilities, non-current	33,131	36,264
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Nine Months Ended October 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$1,971	$2,196
Operating cash flows from operating leases	8,851	8,861
Financing cash flows from finance lease	4,083	3,187
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,180	$9,633
Weighted-average remaining lease term as of period end (in years):
Finance lease	6.2	7.2
Operating leases	5.5	6.0
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	5.7%	5.2%

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of October 31, 2023 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2024	$2,018	$2,757
2025	8,445	12,321
2026	8,711	9,207
2027	8,711	6,457
2028	8,711	5,625
Thereafter	16,696	13,281
Total minimum payments	53,292	49,648
Less imputed interest	(8,203)	(6,925)
Present value of future minimum lease payments	45,089	42,723
Less current obligations under leases	(5,933)	(9,592)
Non-current lease obligations	$39,156	$33,131

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the nine months ended October 31, 2023, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2023 Form 10-K.

Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds. On May 4, 2021, the District Court granted certain defendants' motion to dismiss without prejudice. Realtime filed an amended complaint on May 18, 2021, which the District Court dismissed on August 23, 2021. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. The oral argument took place before the U.S. Court of Appeals for the Federal Circuit on February 10, 2023. On August 2, 2023, the U.S. Court of Appeals for the Federal Circuit issued an opinion affirming the District Court's order in favor of the Company. On October 31, 2023, Realtime filed a Petition for a Writ of Certiorari in the U.S. Supreme Court requesting the U.S. Supreme Court to review the lower court's decision. The Company believes the Federal Circuit correctly decided the matter, and it intends to continue to vigorously defend itself in the event of any further future appellate proceedings and any other potential future claims.
Although claims and litigation are inherently unpredictable, as of October 31, 2023, the Company does not believe that any legal matters, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Primary geographical markets:
Americas	$265,698	$205,887	$741,529	$565,739
EMEA	119,355	91,023	337,924	257,619
Asia Pacific	47,885	36,711	145,556	99,370
Total	$432,938	$333,621	$1,225,009	$922,728

Subscription product categories and services:
MongoDB Atlas-related	$286,856	$211,378	$791,870	$574,727
Other subscription	131,483	109,378	390,517	312,217
Services	14,599	12,865	42,622	35,784
Total	$432,938	$333,621	$1,225,009	$922,728
Customers located in the United States accounted for 55% and 54% of total revenue for the three and nine months ended October 31, 2023, respectively, and 56% and 55% of total revenue for the three and nine months ended October 31, 2022, respectively. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheet and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of October 31, 2023 and January 31, 2023 was $320.8 million and $460.3 million, respectively. Approximately 31% and 30% of the total revenue recognized for the nine months ended October 31, 2023 and 2022, respectively, was from deferred revenue at the beginning of each respective period.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of October 31, 2023, the aggregate transaction price allocated to remaining performance obligations was $514.1 million. Approximately 53% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of October 31, 2023 and January 31, 2023, unbilled receivables were $21.7 million and $9.7 million, respectively.
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2023	$6,362
Provision	8,799
Recoveries/write-offs	(6,998)
Balance as of October 31, 2023	$8,163
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $269.6 million and $252.4 million as of October 31, 2023 and January 31, 2023, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim unaudited condensed consolidated statements of operations, was $25.3 million and $72.8 million for the three and nine months ended October 31, 2023, respectively, and $20.7 million and $57.3 million for the three and nine months ended October 31, 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to eligible employees and non-statutory stock options to eligible employees, directors or consultants. The Company’s Board of Directors, or a committee thereof, determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. There were no stock options granted during the nine months ended October 31, 2023.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes stock option activity for the nine months ended October 31, 2023 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2023	1,789,813	$7.60	3.3	$313,980
Stock options exercised	(659,091)	7.31
Stock options forfeited and expired	(547)	5.81
Balance - October 31, 2023	1,130,175	$7.78	2.7	$380,657
Vested and exercisable - January 31, 2023	1,789,813	$7.60	3.3	$313,980
Vested and exercisable - October 31, 2023	1,130,175	$7.78	2.7	$380,657
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
The following table summarizes RSU activity for the nine months ended October 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2023	3,480,206	$288.58
RSUs granted	1,922,364	240.62
RSUs vested	(1,256,300)	254.88
RSUs forfeited and canceled	(410,853)	294.93
Unvested - October 31, 2023	3,735,417	$286.22

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
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s unaudited condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue—subscription	$6,018	$5,016	$17,607	$14,492
Cost of revenue—services	3,200	2,827	9,490	7,599
Sales and marketing	40,585	38,352	118,567	104,539
Research and development	50,759	41,458	143,238	117,583
General and administrative	15,267	11,545	44,194	35,105
Total stock-based compensation expense	$115,829	$99,198	$333,096	$279,318

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(29,297)	$(84,841)	$(121,140)	$(281,000)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	71,560,023	68,916,813	70,878,162	68,325,990

Net loss per share, basic and diluted	$(0.41)	$(1.23)	$(1.71)	$(4.11)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2024 Notes and the 2026 Notes. The Company has not exercised any of its Capped Calls as of October 31, 2023.
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Stock options pursuant to the 2016 Equity Incentive Plan	391,969	549,089	448,289	584,933
Stock options pursuant to the 2008 Stock Incentive Plan	848,908	1,537,192	996,896	1,680,349
Unvested restricted stock units	4,260,776	3,879,249	4,271,290	3,801,137
Unvested executive PSUs	205,232	65,844	205,232	65,844
Shares underlying the conversion option of the 2026 Notes	5,445,002	5,445,036	5,445,002	5,445,051
Total	11,151,887	11,476,410	11,366,709	11,577,314

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Income Taxes
The Company recorded a provision for income taxes of $3.6 million and $9.7 million for the three and nine months ended October 31, 2023, respectively, and $5.0 million and $9.2 million for the three and nine months ended October 31, 2022, respectively. The provisions recorded during each of the three and nine months ended October 31, 2023 and 2022 were driven by the increase in global income and the associated foreign taxes as the Company continues its global expansion. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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

Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series and application-driven analytics that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 4,849 as of October 31, 2023, from 4,534 as of October 31, 2022.
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue for the three and nine months ended October 31, 2023 and 96% of our total revenue for the three and nine months ended October 31, 2022.

MONGODB, INC.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, time series and application-driven analytics. During the three and nine months ended October 31, 2023, MongoDB Atlas revenue represented 66% and 65%, respectively, as compared to 63% and 62% of our total revenue during the three and nine months ended October 31, 2022, respectively, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas. These customers are charged monthly in arrears based on their usage. In addition, we have also seen growth in MongoDB Atlas customers sold by our sales force. These customers typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 27% of our subscription revenue for both the three and nine months ended October 31, 2023, and 29% and 30% of our subscription revenue for the three and nine months ended October 31, 2022, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 490 million times since February 2009 and over 165 million times in the last 12 months alone. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for both the three and nine months ended October 31, 2023, respectively, and 4% for both the three and nine months ended October 31, 2022. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the database management systems software market, is forecast to be approximately $82 billion in 2023 growing to approximately $137 billion in 2027. This represents a 14% compound annual growth rate.
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
Adverse macroeconomic conditions include slower or negative economic growth, higher inflation and higher interest rates. During the nine months ended October 31, 2023, the macroeconomic environment continued to negatively impact our business. For instance, we experienced slower than historical growth rates for our existing MongoDB Atlas applications. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.

MONGODB, INC.
We continue to monitor the developments of the macroeconomic environment and the geopolitical landscape. As these factors develop and we evaluate their impact on our business, we may adjust our business practices accordingly. For further discussion of the potential impacts of these and other factors on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of October 31, 2023, we had over 46,400 customers across a wide range of industries and in over 100 countries, compared to over 39,100 customers as of October 31, 2022. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of October 31, 2023, we had over 6,900 customers that were sold through our direct sales force and channel partners, as compared to over 5,900 such customers as of October 31, 2022. These customers, which we refer to as our Direct Sales Customers, accounted for 88% of our subscription revenue for both the three and nine months ended October 31, 2023 and 87% of our subscription revenue for both the three and nine months ended October 31, 2022. The percentage of our subscription revenue from Direct Sales Customers increased during both the three and nine months ended October 31, 2023, in part due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. We had over 44,900 MongoDB Atlas customers as of October 31, 2023 compared to over 37,600 as of October 31, 2022. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the three and nine months ended October 31, 2023, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth for the remainder of the year. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 1,972 and 1,545 as of October 31, 2023 and 2022, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.

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
Three and Nine Months Ended October 31, 2023 Summary
For the three months ended October 31, 2023, our total revenue increased to $432.9 million as compared to $333.6 million for the three months ended October 31, 2022, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss decreased to $29.3 million for the three months ended October 31, 2023 as compared to $84.8 million for the three months ended October 31, 2022, primarily driven by the increase in revenue, partially offset by higher sales and marketing spend and research and development costs during the three months ended October 31, 2023.
For the nine months ended October 31, 2023, our total revenue increased to $1,225.0 million as compared to $922.7 million for the nine months ended October 31, 2022, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss decreased to $121.1 million for the nine months ended October 31, 2023 as compared to $281.0 million for the nine months ended October 31, 2022, primarily driven by the increase in revenue, partially offset by increased sales and marketing and research and development costs during the nine months ended October 31, 2023.
Our operating cash flow was $66.9 million and $(38.8) million for the nine months ended October 31, 2023 and 2022, respectively.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Consolidated Statements of Operations Data:
Revenue:
Subscription	$418,339	$320,756	$1,182,387	$886,944
Services	14,599	12,865	42,622	35,784
Total revenue	432,938	333,621	1,225,009	922,728
Cost of revenue:
Subscription(1)	87,954	77,150	250,949	213,154
Services(1)	19,104	16,502	58,895	46,990
Total cost of revenue	107,058	93,652	309,844	260,144
Gross profit	325,880	239,969	915,165	662,584
Operating expenses:
Sales and marketing(1)	192,977	177,419	571,644	509,285
Research and development(1)	128,150	106,392	370,387	310,801
General and administrative(1)	49,969	39,081	135,900	116,204
Total operating expenses	371,096	322,892	1,077,931	936,290
Loss from operations	(45,216)	(82,923)	(162,766)	(273,706)
Other income, net	19,554	3,117	51,336	1,936
Loss before provision for income taxes	(25,662)	(79,806)	(111,430)	(271,770)
Provision for income taxes	3,635	5,035	9,710	9,230
Net loss	$(29,297)	$(84,841)	$(121,140)	$(281,000)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of revenue—subscription	$6,018	$5,016	$17,607	$14,492
Cost of revenue—services	3,200	2,827	9,490	7,599
Sales and marketing	40,585	38,352	118,567	104,539
Research and development	50,759	41,458	143,238	117,583
General and administrative	15,267	11,545	44,194	35,105
Total stock‑based compensation expense	$115,829	$99,198	$333,096	$279,318

MONGODB, INC.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Percentage of Revenue Data:
Revenue:
Subscription	97%	96%	97%	96%
Services	3%	4%	3%	4%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	20%	23%	20%	23%
Services	5%	5%	5%	5%
Total cost of revenue	25%	28%	25%	28%
Gross profit	75%	72%	75%	72%
Operating expenses:
Sales and marketing	45%	53%	47%	55%
Research and development	30%	32%	30%	34%
General and administrative	11%	12%	11%	12%
Total operating expenses	86%	97%	88%	101%
Loss from operations	(11)%	(25)%	(13)%	(29)%
Other income, net	5%	1%	4%	—%
Loss before provision for income taxes	(6)%	(24)%	(9)%	(29)%
Provision for income taxes	1%	1%	1%	1%
Net loss	(7)%	(25)%	(10)%	(30)%

Comparison of the Three Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Subscription	$418,339	$320,756	$97,583	30%
Services	14,599	12,865	1,734	13%
Total revenue	$432,938	$333,621	$99,317	30%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $97.6 million primarily due to an increase of $88.4 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by the continued increase in delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Subscription cost of revenue	$87,954	$77,150	$10,804	14%
Services cost of revenue	19,104	16,502	2,602	16%
Total cost of revenue	107,058	93,652	13,406	14%
Gross profit	$325,880	$239,969	$85,911	36%
Gross margin	75%	72%
Subscription	79%	76%
Services	(31)%	(28)%

MONGODB, INC.
The increase in subscription cost of revenue was primarily due to a $6.2 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $4.2 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $1.5 million increase in personnel costs and stock-based compensation, associated with increased headcount in our services organization, and a $0.8 million increase in third-party consultant costs related to the delivery of consulting and training services. Total headcount in our support and services organizations increased 25% from October 31, 2022 to October 31, 2023.
Our overall gross margin improved to 75%. Our subscription gross margin increased to 79% driven primarily by efficiencies realized in managing our third-party cloud infrastructure costs. Services gross margin declined due to the impact of higher services personnel costs and stock-based compensation.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Sales and marketing	$192,977	$177,419	$15,558	9%
The increase in sales and marketing expense was driven by higher commission expense of $5.2 million, and increased spending on marketing programs of $5.2 million. In addition, the increase in sales and marketing expense included $4.1 million from higher personnel costs and stock-based compensation expense. Our sales and marketing headcount was 2,268 as of October 31, 2023, compared to 2,276 as of October 31, 2022.
Research and Development

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Research and development	$128,150	$106,392	$21,758	20%
The increase in research and development expense was primarily driven by a $18.8 million increase in personnel costs and stock-based compensation as we grew our research and development headcount by 18%.
General and Administrative

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
General and administrative	$49,969	$39,081	$10,888	28%
The increase in general and administrative expense was due to higher costs to support the growth of our business. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $7.3 million higher personnel costs and stock-based compensation. In addition, general and administrative expense increased due to higher professional services fees, higher software costs and higher office-related expenses.

Other Income, Net

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Other income, net	$19,554	$3,117	$16,437	NM
Other income, net for the three months ended October 31, 2023 improved primarily due to higher interest income from our short-term investments.

MONGODB, INC.
Provision for Income Taxes

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Provision for income taxes	$3,635	$5,035	$(1,400)	(28)%
The provision for income taxes during the three months ended October 31, 2023 and 2022 was primarily due to foreign taxes as we continue our global expansion.

Comparison of the Nine Months Ended October 31, 2023 and 2022
Revenue

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Subscription	$1,182,387	$886,944	$295,443	33%
Services	42,622	35,784	6,838	19%
Total revenue	$1,225,009	$922,728	$302,281	33%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $295.4 million primarily due to an increase of $270.5 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by the continued increase in delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Subscription cost of revenue	$250,949	$213,154	$37,795	18%
Services cost of revenue	58,895	46,990	11,905	25%
Total cost of revenue	309,844	260,144	49,700	19%
Gross profit	$915,165	$662,584	$252,581	38%
Gross margin	75%	72%
Subscription	79%	76%
Services	(38)%	(31)%
The increase in subscription cost of revenue was primarily due to a $25.1 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $11.7 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $9.5 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization, and a $2.2 million increase in third-party consultant costs related to the delivery of consulting and training services. Total headcount in our support and services organizations increased 25% from October 31, 2022 to October 31, 2023.
Our overall gross margin improved to 75%. Our subscription gross margin increased to 79% as efficiencies realized in managing our third-party cloud infrastructure costs more than offset the negative margin impact from the increasing percentage of revenue from MongoDB Atlas. Services gross margin declined due to the impact of higher services personnel costs and stock-based compensation.

MONGODB, INC.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Sales and marketing	$571,644	$509,285	$62,359	12%
The increase in sales and marketing expense included $47.7 million from higher personnel costs and stock-based compensation, which includes non-quota-carrying hires in sales operations, customer success and marketing. Our sales and marketing headcount was 2,268 as of October 31, 2023, compared to 2,276 as of October 31, 2022. Sales and marketing expense also increased $12.3 million due to higher commissions expense, driven in part by the increase in sales.
Research and Development

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Research and development	$370,387	$310,801	$59,586	19%
The increase in research and development expense was primarily driven by a $56.1 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 18%.
General and Administrative

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
General and administrative	$135,900	$116,204	$19,696	17%
The increase in general and administrative expense was due to higher costs to support the growth of our business. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $21.1 million higher personnel costs and stock-based compensation. The increase in general and administrative expense was partially offset by lower computer hardware costs.
Other Income, Net

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Other income, net	$51,336	$1,936	$49,400	NM
Other income, net, for the nine months ended October 31, 2023 improved primarily due to higher interest income from our short-term investments.
Provision for Income Taxes

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2023	2022	$	%
Provision for income taxes	$9,710	$9,230	$480	5%
The increase in the provision for income taxes during the nine months ended October 31, 2023 and 2022, was primarily due to an increase in foreign taxes as we continued our global expansion.
Liquidity and Capital Resources
As of October 31, 2023, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $1.9 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities, and our restricted cash represents collateral

MONGODB, INC.
for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of October 31, 2023, we had an accumulated deficit of $1.7 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation and recent volatility in the banking sector, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Nine Months Ended October 31,
	2023	2022
Net cash provided by (used in) operating activities	$66,850	$(38,841)
Net cash (used in) provided by investing activities	(64,243)	551,697
Net cash provided by financing activities	20,510	16,930
Operating Activities
Cash provided by operating activities during the nine months ended October 31, 2023 was $66.9 million, driven primarily by an increase in our cash collections reflecting overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $11.8 million. In addition, our net loss of $121.1 million, includes non‑cash charges of $333.1 million for stock‑based compensation and $13.3 million for depreciation and amortization. Our accrued liabilities increased by $20.3 million reflecting our increase in expenses and timing of payments.Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $138.7 million, accretion of the discount on our short-term investments of $36.4 million, and an increase in deferred commissions of $17.2 million.

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

Investing Activities
Cash used in investing activities during the nine months ended October 31, 2023 was $64.2 million, primarily due to maturities of marketable securities, net of purchases, of $43.9 million. The proceeds were partially offset by $2.1 million of additional investment in non-marketable securities and $3.3 million of cash used for purchases of property and equipment. In addition, on September 27, 2023, we used $15.0 million of net cash to acquire the assets of Grainite, Inc.
Cash provided by investing activities during the nine months ended October 31, 2022 was $551.7 million, primarily due to proceeds from maturities of marketable securities, net of purchases, of $561.0 million. The proceeds were partially offset by $6.5 million of cash used for purchases of property and equipment and $2.7 million of additional investment in non-marketable securities.

MONGODB, INC.
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2023 was $20.5 million, due to proceeds from the issuance of common stock under the Employee Stock Purchase Plan and exercises of stock options, partly offset by principal repayments of finance leases.
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

Contractual Obligations and Commitments
During the nine months ended October 31, 2023, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2023 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of October 31, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $1.9 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of October 31, 2023.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three-month periods ended October 31, 2023 and 2022. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of October 31, 2023 and January 31, 2023, the total amount of non-marketable securities included in other assets on our balance sheet was $13.1 million and $9.8 million, respectively.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2023. Based on the evaluation of our disclosure controls and procedures as of October 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against us in the United States District Court for the District of Delaware alleging that we are infringing three U.S. patents that it holds: U.S. Patent No. 9,116,908, U.S. Patent No. 9,667,751 and U.S. Patent No. 8,933,825. On May 4, 2021, in a consolidated action that includes Realtime's case against MongoDB, the District Court granted certain defendants' motion to dismiss without prejudice, finding that the patents are invalid under 35 U.S.C. § 101. Realtime filed an amended complaint against us on May 18, 2021, and we moved to dismiss that amended complaint on June 29, 2021. On August 23, 2021, the District Court granted our motion to dismiss. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. Realtime filed its appellate brief on December 2, 2021 and the defendants (including MongoDB) filed a responsive brief on March 11, 2022. Realtime filed a reply brief on April 29, 2022. The oral argument took place before the U.S. Court of Appeals for the Federal Circuit on February 10, 2023. On August 2, 2023, the U.S. Court of Appeals for the Federal Circuit issued an opinion affirming the District Court's order in favor of MongoDB. On October 31, 2023, Realtime filed a Petition for a Writ of Certiorari in the U.S. Supreme Court requesting the U.S. Supreme Court to review the lower court's decision. We believe the Federal Circuit correctly decided the matter, and we intend to continue to vigorously defend ourselves in the event of any further future appellate proceedings and any other potential future claims.
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

MONGODB, INC.
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

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. Similarly, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe and created uncertainty in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. The ongoing military conflict between Israel and Hamas, and any resulting conflicts in the region, may have similar negative impacts. Further, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19

MONGODB, INC.
pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.

Additionally, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions and may continue to experience such disruptions in the future, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. As a result of these factors, our revenues may be affected by both decreased customer acquisition and lower than anticipated revenue growth from existing customers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and has caused and could continue to cause disruptions of the global supply chain and energy markets. The ongoing military conflict between Israel and Hamas, and any resulting conflicts in the region, may have similar negative impacts. Any such volatility and disruptions may have material and adverse consequences on us, the third parties on whom we rely or our customers. Increased inflation and/or interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material and adverse effect on our business, financial condition or results of operations.

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

MONGODB, INC.
incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have a history of losses and as our costs increase, we may not be able to generate sufficient revenue to achieve or sustain profitability.
We have incurred net losses in each period since our inception, including net losses of $345.4 million, $306.9 million and $266.9 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. We had an accumulated deficit of $1.7 billion as of October 31, 2023. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Because we derive more than the majority of our revenue from MongoDB Atlas, failure of MongoDB Atlas to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects and our future revenue may be more difficult to predict.
We derive and expect to continue to derive more than the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the three and nine months ended October 31, 2023. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customer’s usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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

MONGODB, INC.
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
We primarily compete with established legacy database software providers such as IBM, Microsoft, Oracle and other similar companies. We also compete with public cloud providers such as Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure that offer database functionality and with non-relational database software providers. In addition, other large software and internet companies may seek to enter our market.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
•general economic conditions, both domestically and internationally, including warfare and terrorist attacks on the United States and other regions in which we or our customers operate, such as the Russia-Ukraine conflict and the

MONGODB, INC.
Israel-Hamas conflict, as well as economic conditions specifically affecting industries in which our customers participate;
•sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•the impact of new accounting pronouncements; and
•fluctuations in stock-based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflicts between Russia and Ukraine and Israel and Hamas, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the nine months ended October 31, 2023. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
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
Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our personal, proprietary, confidential and other sensitive data and our information technology systems, and those of the third parties upon which we rely to help deliver services to our customers. Such threats are prevalent, increasing in frequency, evolving in nature and becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors (including organized criminal

MONGODB, INC.
threat actors), “hacktivists,” personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. In addition, some actors, such as sophisticated nation-states and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon whom we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems, operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, account takeovers, personnel misconduct or error, fraud, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss or theft of data or other information technology assets, adware, telecommunications failures, pandemics, earthquakes, fires, floods, and other similar threats.
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

MONGODB, INC.
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

MONGODB, INC.
•customer evaluation of competing products during the purchasing process; and
•evolving customer demands.
Given these factors, it is difficult to predict whether and when a sale will be completed and when revenue from a sale will be recognized, particularly the timing of revenue recognition related to the term license portion of our subscription revenue. In addition, as a result of rising inflation and interest rates, and global economic uncertainty, potential customers may consider reducing or delaying, technology or other discretionary spending, which could also result in an extension of our sales cycle. This could impact the variability and comparability of our quarterly revenue results and may have an adverse effect on our business, results of operations and financial condition.
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

MONGODB, INC.
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
Data privacy and security is a significant issue in the United States, Europe and in many other countries and jurisdictions where we offer our software and services. In the ordinary course of business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and otherwise process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. We collect personal information from individuals located both in the United States and abroad and may store or otherwise process such information outside of the country in which it was collected. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, rules, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws For example, at the federal level, Section 5 of the Federal Trade Commission Act prohibits unfair or deceptive acts or practices in or affecting commerce (which extends to data privacy and security practices), and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. At the state level, the California Consumer Privacy Act, as modified by the California Privacy Rights Act (collectively, the “CCPA”) gives California residents the right to, among other things, request disclosure of personal information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of sales of their personal information, and not be discriminated against for exercising these rights. The CCPA also authorizes private lawsuits to recover statutory damages for certain data breaches. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and increase our compliance costs and potential liability with respect to personal information we collect about California residents. For example, in August 2022 California’s Attorney General reached a settlement with Sephora, Inc. (“Sephora”) for failing to satisfy certain obligations under the CCPA, including the disclosure and processing of opt-out requests, with respect to using third-party tracking software on Sephora's website that could, among other things, create profiles about website visitors that the California Attorney General interpreted as a "sale" of customer information given the benefits that both the software provider and Sephora received from the relationship. This action may signal a priority of enforcement and interpretation that such use of analytics products on the internet may introduce new web-based marketing complexities and compliance challenges under the CCPA.
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

Additionally, on July 26, 2023, the Securities and Exchange Commission (the “SEC”) adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new

MONGODB, INC.
cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K, generally within four days of determining an incident is material. We will be subject to such annual report disclosure requirements starting with our Form 10-K for the year ended January 31, 2024 and we will be subject to such Form 8-K disclosure requirements starting December 18, 2023.
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
Some foreign data privacy and security laws, including, without limitation, the GDPR, the U.K. GDPR, and the Swiss Federal Act on Data Protection may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A., Switzerland or U.K. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, the GDPR generally restricts the transfer of personal data to countries outside of the E.E.A. that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as, most commonly, the “Standard Contractual Clauses” (“SCCs”) released by the European Commission. Use of the SCCs imposes additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. On July 10, 2023 the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the EU-U.S. Data Privacy Framework. We are currently self-certified under the EU-U.S. Data Privacy Framework, however such new adequacy decision is likely to face challenge at the Court of Justice of the European Union. While the EU-U.S. Data Privacy Framework does not apply to the U.K., on October 12, 2023, the U.K. government adopted an adequacy decision concluding that the United States ensures an adequate level of protection transferred from the U.K. to the United States under the U.K.

MONGODB, INC.
Extension to the EU-U.S. Data Privacy Framework (“U.K. Data Privacy Framework”). We are currently self-certified under the U.K. Data Privacy Framework, and have also self-certified under the Swiss Data Privacy Framework in anticipation of a similar adequacy decision from the Swiss government. Both the U.K. and Swiss Data Privacy Frameworks could also be contested or otherwise affected by any challenges to the EU-U.S. Data Privacy Framework. Certain countries outside Europe (including Russia, China and Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or require us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
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

MONGODB, INC.
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
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2023, we had 68 issued patents and 37 pending patent applications in the United States. Patent applications may not result in issued patents and even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. In addition to patent protection, we primarily rely on copyright and trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate and we may be unable to detect the unauthorized use of, or prevent third parties from infringing, misappropriating or otherwise violating, our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated, interpreted narrowly or held unenforceable and could put our related intellectual property at risk of not issuing or being canceled. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Our patent applications and patents arising from any patent applications we may file in the future may never be granted and, even if we are successful in obtaining effective protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
In addition, we regularly contribute source code under open source licenses and have made some of our own software available under open source or source available licenses and we include third-party open source software in our products. Because the source code for any software we contribute to open source projects or distribute under open source or source available licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely. In addition, from time to time, we may face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we have developed using third-party open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. See “—Our software incorporates third-party open source software, which could negatively affect our ability to sell our products and subject us to possible litigation.”

MONGODB, INC.
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
Any intellectual property claims, with or without merit, could be very time-consuming and expensive and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights, some of which we have invested considerable effort and time to bring to market. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any aspect of our business that may ultimately be determined to infringe, misappropriate or otherwise violate the intellectual property rights of another party, we could be forced to limit or stop sales of subscriptions to our software and may be unable to compete effectively. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel have divulged proprietary or other confidential information to us. Further, we may be unaware of the intellectual property rights of others that may cover some or all of our products, and our insurance may not cover intellectual property rights infringement claims that may be made. Any of these results would adversely affect our business, results of operations and financial condition.
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

MONGODB, INC.
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
Our continued growth depends in part on the ability of our existing customers and new customers to access our software at any time and within an acceptable amount of time. We may experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes or failures, human or software errors, malicious acts, terrorism, security breaches or other security incidents, or capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud, cyberattacks, data breaches or other security incidents.. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance as our software offerings and customer implementations become more complex. If our software is unavailable or if our customers are unable to access features of our software within a reasonable amount of time or at all, or if other performance problems occur, our business, results of operations and financial conditions may be adversely affected.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
As of October 31, 2023, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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

MONGODB, INC.
•sales of large blocks of our common stock;
•changes in actual or future expectations of investors or securities analysts;
•significant data breach or other security incident involving our software;
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
We release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the macroeconomic environment, including inflation and interest rates, which are inherently difficult to predict. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market volatility, instability in the banking sector, the ongoing geopolitical instability resulting from the conflicts between Russia and Ukraine and Israel and Hamas, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability, any of which or combination thereof could materially and adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
The conditional conversion feature of the 2026 Notes was triggered during the three months ended October 31, 2023, as the last reported sale price of our common stock was more than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on October 31, 2023 (the last trading day of the fiscal quarter). Therefore, the 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from November 1, 2023 through January 31, 2024. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.
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

MONGODB, INC.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

Certain executive officers and directors of the Company may execute purchases and sales of the Company's common stock through Rule 10b5-1 equity trading plans and “non-Rule 10b5-1 equity trading arrangements” (as defined in Item 408(c) of Regulation S-K).

During the three months ended October 31, 2023, one member of our board of directors adopted the following Rule 10b5-1 trading arrangements:

On September 28, 2023, Hope Cochran adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Cochran’s plan is for the sale of up to 4,698 shares of common stock underlying stock options and 4,000 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and September 27, 2024, subject to early termination for certain specified events set forth in the plan.

During the three months ended October 31, 2023, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

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

MONGODB, INC.

Date: December 7, 2023	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)