Form 10-K
period 2024-01-31
MongoDB, Inc.
filed 2024-03-15
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Market on July 31, 2023 (the last business day of the registrant’s second fiscal quarter), was approximately $29.1 billion.
As of March 13, 2024, there were 72,831,108 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2024.

MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2024

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
•the effects of geopolitical instability, including as a result of the Israel-Hamas conflict and Russia’s invasion of Ukraine and the imposition of sanctions on Russia and other actions in response, on economic and market conditions, and heightened cybersecurity risks;
•the future trading prices of our common stock and the impact of securities analysts’ reports and macroeconomic trends on these prices;
•our ability to continue to build and maintain credibility with the developer community;
•our ability to attract and retain customers to use our products;
•our ability to maintain, protect, enforce and enhance our intellectual property;
•the effects of social, ethical and regulatory issues relating to the use of new and evolving technologies, such as artificial intelligence, in our offerings or partnerships;
•the growth and expansion of the market for database products and our ability to penetrate such market;

•our ability to maintain the security of our software and adequately address privacy concerns;
•our ability to implement security measures designed to protect against security breaches and other security incidents involving us or our third-party service providers;
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
Our database combines the best of both relational and non-relational databases. We believe our core platform differentiation is driven by our ability to address the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. Our document-based architecture enables developers to manage data more naturally, making it easy and intuitive for developers to rapidly and cost-effectively build, modernize, deploy and maintain applications, thereby increasing the pace of innovation within an organization. Customers can run our database in any environment, depending on their operational requirements: fully managed as a service or self-managed in the cloud, on-premises or in a hybrid environment.
In 2023, generative artificial intelligence (“AI”) emerged as a significant technology trend. Generative AI is the process of generating original content by using foundation models (“FMs”), which are trained on large amounts of generally available data. Organizations of all sizes are looking at how to use their proprietary data in concert with FMs to drive better, AI-powered experiences for their customers. Organizations need a modern database to securely build, deploy, and scale generative AI applications. We believe our database’s document-based architecture and its run-anywhere capabilities provide organizations the flexibility they need to securely build and deploy truly innovative AI-powered applications, at any scale.
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
•Vector search. Enables customers to easily and securely use pre-trained foundation models to leverage their own proprietary, up-to-date data for more accurate and trustworthy AI applications. Atlas Vector Search allows the integration of an operational database and vector search in a unified, and fully managed platform.
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

•Edge. Supports application deployments closer to where real-time data is generated, processed and stored across mobile devices, on-premises data centers and major cloud providers. Data is securely stored and synchronized in real time across data sources and destinations to provide highly available, resilient, and reliable applications.
We compete in the database management software market, which is one of the largest in the software industry. According to IDC, the data management software market is forecast to be $94 billion in 2023 growing to approximately $153 billion in 2027, representing a 13% compound annual growth rate. In 2023, a number of companies launched code assistant tools, which leverage generative AI to help developers write and test their code faster, thereby accelerating application development. We believe these developments in coding assistant technology will further benefit the data management software market.
The MongoDB Advantage
The key differentiating features and capabilities of our developer data platform include:
We Built Our Platform for Developers.
MongoDB was built by developers for developers. We architected our platform with robust functionality and made it easy and intuitive for developers to build, modernize, deploy and maintain applications rapidly and cost-effectively, thereby increasing developer productivity. Our document-based architecture enables developers to manage and interact with data in a more natural way than legacy alternatives. As a result, developers can focus on the application and end-user experience, as they do not have to spend significant time fixing and maintaining the linkages between the application and a rigid relational database structure. We also develop and maintain drivers in all leading programming languages, allowing developers to interact with our platform using the programming language of their choice, further increasing developer productivity. MongoDB has been named as one of the most desired database technologies for developers since StackOverflow introduced databases as a category in their Annual Developer Survey in 2017.
We Built a Platform for Modern Applications.
Our founders were frustrated by the challenges and limitations of working with legacy database offerings. Our platform was built to address these challenges and limits while maintaining the best aspects of relational databases, allowing developers both to build new, modern applications that could not be built on relational databases and to more quickly and easily modernize existing applications. In 2023, we announced the general availability of Relational Migrator, a tool that makes it easier for customers to migrate their existing applications from their legacy relational databases to MongoDB. While the percentage varies from quarter to quarter, over the past fiscal year, approximately one fifth of our new business related to MongoDB Enterprise Advanced, our proprietary commercial database offering, resulted from applications that were migrated from legacy relational databases.
Core features and benefits of our platform include:
•Versatility. Our developer data platform supports a broad range of workloads and offers our customers a host of features and services that complement our database offering. Our platform provides an integrated solution that precludes the need for single-purpose technologies, and allows our customers to reduce the cost and back-end complexity of their application infrastructure, as well as increase the speed of innovation.
•Performance. We deliver the extreme throughput and predictable low-latency required by the most demanding applications, delivering millions of operations per second.
•Scalability. Our architecture scales horizontally across thousands of servers, supporting petabytes of data and millions of users in a globally distributed environment. It is easy to add capacity to our platform in a modular, predictable and cost-efficient manner. Applications can be run anywhere with our global multi-cloud reach.
•Flexibility and Control. MongoDB's intelligent distributed systems architecture enables users to easily place data where their applications and users need it. MongoDB can be run within and across geographically distributed data centers and cloud regions, providing levels of scalability, workload isolation and data locality to meet today's modern application requirements.
•Reliability. Our platform includes the critical, advanced security features and fault-tolerance that enterprises demand. It was built to operate in a globally distributed environment for “always-on” applications. Our multi-cloud and global reach empowers applications to withstand regional outages while addressing the most demanding data security and privacy requirements.
We Allow Customers to Run Any Application Anywhere.
As a developer data platform, we support applications across a wide range of use cases. Our platform is easily configurable, allowing customers to adjust settings and parameters to optimize performance for a specific application and use case. Customers can run our platform in any environment, depending on their operational requirements: fully managed as a service or self-managed in the cloud, on-premises or in a hybrid environment. Customers can deploy our platform in any of the major public clouds, providing them with increased flexibility and cost-optimization opportunities by enabling public cloud vendor optionality. Our customers have a consistent experience regardless of infrastructure, providing optionality, flexibility and efficiency.
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
•Increase Developer Productivity. By empowering developers to build and modernize applications quickly and cost-efficiently, we enable developers’ agility and accelerate their time-to-revenue for new products. Our platform’s document-based architecture and intuitive drivers make developing new applications and iterating on existing applications very efficient, increasing developer productivity. MongoDB Atlas allows developers to focus on application performance and end-user experience, rather than the database infrastructure management including provisioning, operating system configuration, upgrades, monitoring and backups.
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
•Reduce Total Cost of Ownership. The speed and efficiency of application development using our platform, coupled with decreased developer resources required for application maintenance, can result in a significant reduction in the total cost of ownership for enterprises. In addition, our platform runs on commodity hardware, requires less oversight and management from operations personnel and can operate in the cloud provider of choice or other low-cost environments, leading to reduced application-related overhead costs for our customers and lower total cost of ownership.
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

MongoDB Atlas
In June 2016, we introduced MongoDB Atlas, our hosted multi-cloud DBaaS offering that includes comprehensive infrastructure and management, which we run and manage in the public cloud. MongoDB Atlas provides customers with a highly flexible, managed offering that includes automated provisioning and healing, comprehensive system monitoring, managed backup and restore, default security and other features that reduce operational complexity and increase application resiliency. MongoDB Atlas allows customers to remove themselves from the complexity of managing the database and related underlying infrastructure, so they can instead focus on the application and end-user experience and innovate more quickly to better serve their own customers and capitalize on new business opportunities.
Built for resilience, scale, and security, MongoDB Atlas is available in more than 110 regions worldwide across all three major cloud providers (Amazon Web Services (‘‘AWS’’), Google Cloud Platform (‘‘GCP’’) and Microsoft Azure), enabling our customers to leverage the benefits of different cloud platforms for different use cases and helping them avoid infrastructure vendor lock-in. The availability of multi-cloud clusters on MongoDB Atlas allows organizations to deploy a fully managed, distributed database across multiple cloud providers simultaneously without the added operational complexity of managing data replication and migration across clouds.
Over the years, we have introduced additional features and functionality, which have increased the capabilities of MongoDB Atlas and accelerated and expanded its adoption including Atlas Search, Atlas Device Sync, Atlas Data Federation and Atlas Charts.
More recently, we launched MongoDB Atlas Vector Search, a capability that significantly simplifies an organization’s ability to use their proprietary data to build generative AI applications. Vectors are numerical representations of data that make it possible to discover similar or related data and can be used to securely combine proprietary data with the power of FMs. Our vector search product is closely integrated with our globally distributed operational database, allowing customers to store all types of data needed for an AI-enabled application - vector data, metadata and operational data.
MongoDB also launched a preview of MongoDB Atlas Stream Processing, which transforms the way organizations can process streaming data to engage end-users and speed up operations. MongoDB Atlas Stream Processing works with any type of data, and with its flexible data model, enables customers to build highly engaging applications that can analyze data in real-time to adjust application behavior and inform business operations. Customers now have a single interface to easily extract insights from high-velocity and high-volume streaming data.
Together, these new features and capabilities for MongoDB Atlas enable businesses to improve operational efficiency and speed up their pace of innovation by standardizing many types of workloads on a single developer data platform across the enterprise.
MongoDB Atlas represented 66%, 63% and 56% of our total revenue for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
MongoDB Enterprise Advanced
MongoDB Enterprise Advanced is our proprietary self-managed commercial database offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced is a subscription package that includes a commercial license to our platform and the following:
•MongoDB Enterprise Database Server. The MongoDB enterprise database server is our proprietary commercial database. It stores, organizes and processes data and facilitates access and changes to the data. It includes advanced security features, auditing functionality and enterprise-standard authentication and authorization, as well as encrypted and in-memory storage engines to enable a wide range of workloads.
•Enterprise Management Capabilities. MongoDB Enterprise Advanced customers can choose either our Cloud Manager Premium product (for customers who want to manage our platform via the cloud) or Ops Manager (generally for those with on-premises deployments), our sophisticated suite of management tools that allow operations teams to run, manage and configure MongoDB according to their needs.
•Analytics Integrations. We provide integrations to allow data and business analysts to analyze data in applications running on our platform using their existing business intelligence and analytics tools. Our analytics integrations ensure that enterprises can efficiently extract significant value from applications built on our platform.

MongoDB Enterprise Advanced represented 26%, 28% and 34% of our total revenue for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
Professional Services
We provide professional services to our customers, including consulting and training, to make customer deployments of our platform successful, thereby increasing customer retention and driving customer revenue expansion. Given that we have designed our platform to be easily deployed, our services typically do not involve implementation and are designed to facilitate a more rapid and successful deployment of MongoDB by our customers. Professional services are an important part of our customer retention and expansion strategy. Customers who purchase professional services have typically increased their subscription usage with our platform and have done so more quickly than customers who have not engaged with our professional services.
Professional services represented 3% of our total revenue for the year ended January 31, 2024 and 4% of our total revenue for each of the years ended January 31, 2023 and 2022, respectively.
Free Offerings
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server and a free tier of MongoDB Atlas as “freemium” offerings. Community Server is a free-to-download version of our database that includes the core functionality that developers need to get started with MongoDB but not all of the features of our commercial platform. Community Server is available under a license that protects our intellectual property and supports our business model. Our goal is to convert Community Server users to paying customers of our commercial offerings of MongoDB Atlas or MongoDB Enterprise Advanced. Our Community Server has been downloaded over 500 million times from our website alone since February 2009. Our free tier of MongoDB Atlas provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations.
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
Our Growth Strategy
We are pursuing our large market opportunity with growth strategies that include:
•Acquiring New Customers. We believe there is a substantial opportunity to continue to grow our customer base. We benefit from word-of-mouth awareness and frictionless experimentation by the developer community through our free offerings. As a result, our self-serve and direct sales prospects are often familiar with our platform and may have already built applications using our technology. While we sell to organizations of all sizes across a broad range of industries, our key sales focus is on enterprises that invest more heavily in software application development and deployment. These organizations have a greater need for databases and, in the largest enterprises, can have tens of thousands of applications and associated databases. We plan to continue to invest in our direct sales force to grow our larger enterprise subscription base, both domestically and internationally.
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

•Extending Product Leadership and Introducing New Products. We intend to continue to invest in our product offerings to expand the functionality and adoption of our platform. The guiding principle of our product innovation is to help developers solve more of their data challenges by utilizing our platform. During 2022, we introduced new features, capabilities and improvements such as column store indexes, in-app analytics, Atlas Serverless, Atlas Device Sync, allowing developer teams to accomplish more over a wider range of workloads. And with Queryable Encryption, we pioneered the industry’s first encrypted search scheme using breakthrough cryptography engineering. During 2023, we added additional capabilities such as Atlas Vector Search and Atlas Stream Processing, as well as additional features for Atlas Search Nodes, which now provide dedicated infrastructure for search use cases so customers can scale independently of their database to manage their workloads with greater flexibility and operational efficiency.
•Fostering the MongoDB Developer Community. We have attracted a large and growing community of highly engaged developers, who have downloaded our Community Server offering over 500 million times from our website since February 2009. We believe that the engagement of developers increases our brand awareness. Many of these developers become proponents of MongoDB within their organizations, which may result in new customers selecting our platform, as well as expansion opportunities within existing customers. Historically, we have invested in our community through active sponsorship of user groups, our user conferences, MongoDB University and other community-centered events. As of January 31, 2024, there were over 2.0 million MongoDB University registrations. We intend to continue to invest in the MongoDB developer community.
•Growing and Cultivating Our Partner Ecosystem. We have built a partner ecosystem of independent software vendors, systems integrators, value added resellers, cloud and technology partners. For example, we have expanded our business partnerships with all three major cloud providers (AWS, GCP and Microsoft Azure) to enhance our joint marketing initiatives, deliver technology integrations that benefit customers and align with our sales strategy. During 2023 we expanded our strategic partnership with Microsoft, to make it easier for customers to access MongoDB Atlas within the Microsoft commercial marketplace. We announced plans to integrate MongoDB Atlas Vector Search with Amazon Bedrock, a fully managed service that enables developers to build and scale generative AI applications. We also launched an AI initiative with GCP, which allows developers to take full advantage of MongoDB Atlas and industry-leading partner integrations with GCP's Vertex AI LLMs and new quick-start architecture reviews with MongoDB and GCP professional services to accelerate software development. . These technology partnerships continue to provide our customers with tools that help them modernize from legacy relational databases to MongoDB which, along with our other technology partnerships, provide us with significant benefits, including lead generation, new customer acquisition, marketplace fulfillment, accelerated deployment and additional customer support. We expanded our global partner ecosystem with the Alibaba Cloud partnership to offer an authorized MongoDB-as-a-Service solution to users in China. During 2023 we extended this partnership for another four years to allow their customers to easily adopt and consume MongoDB-as-a-service. Our reach in China is also supplemented by our global partnership with Tencent Cloud which allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. We have also expanded our existing partnerships with independent software vendors and global systems integrators including IBM, Accenture, Infosys, Capgemini, Confluent, HCL, Wipro, Cognizant, Deloitte and Tata Consultancy Services. Our system integrator partners have also been valuable in working with organizations to migrate and modernize applications to our platform, including leveraging the cloud with MongoDB Atlas. We intend to continue to expand and enhance our partner relationships to benefit our global customers, grow our market presence and drive greater sales efficiency.
•Expanding Internationally. We believe there is a significant opportunity to continue to expand the use of our platform outside the United States. During the fiscal years ended January 31, 2024, 2023 and 2022, revenue generated outside of the United States was 46%, 45% and 46% of our total revenue. We intend to continue to expand our sales and drive the adoption of our platform globally.
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

As of January 31, 2024, we had a total of 5,037 employees, including 2,456 employees located outside the United States. We are subject to laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of our business and we engage with legally recognized employee representative bodies in these locations as required. In accordance with the requirements of France, we have established a Social and Economic Committee composed of employer and elected staff representatives. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Compensation and Benefits
We provide competitive compensation and benefits for our employees globally. We continue to evolve our compensation programs to maintain competitive alignment with market practices while ensuring all pay decisions are driven by performance. Our compensation package may include base salary, commission or semi-annual bonuses and long-term equity awards. Where the market indicates, equity compensation continues to be an important tool to attract and retain talent. Employees in equity-eligible roles receive a new hire award at the time of hire and an annual performance-related refresh thereafter. To foster a strong sense of ownership and align our employees’ interests with our long-term success, we offer all full-time employees globally the opportunity to participate in an employee stock purchase plan.
In addition to cash and equity compensation, we offer employees a wide array of benefits designed to be aligned with local reward practices and to be competitive with those offered by companies that we compete with for talent. In the United States, these include health (medical, dental and vision) insurance, paid time off, retirement benefits and additional resources to support employees' overall well-being. While the philosophy around our benefits is the same worldwide, specific benefits may vary by country due to local regulations and preferences.
Health, Safety and Well-Being
We believe the health, safety and well-being of our employees are vital to our success. We have introduced guidelines and regular reviews and trainings, which reflect our commitment to both the physical and psychological health and well-being of our employees. As part of this commitment, we recognize our responsibility to provide a safe and healthy work environment for all employees, contractors, customers and visitors.
We have a hybrid approach to working which we introduced in 2021 during the Covid-19 pandemic. Our four working models help ensure that we are meeting business needs while also offering employees flexibility as it relates to their in-office presence. We continue to focus on gathering feedback from employees, assessing workplace safety and operational effectiveness, and seeking opportunities to enhance the overall experience for our hybrid workforce globally. We also offer training opportunities in managing a hybrid team for our people managers, and as it relates to the in-office employee experience, we aim to provide opportunities for collaboration and social interaction. We have several hub offices and a network of satellite offices in locations around the world and continue to introduce new workplace initiatives to enhance the employee experience.
As it relates to employee well-being, we offer a range of benefits under our four pillars of well-being:
•Physical well-being. We offer our employees access to comprehensive and competitive medical coverage in local markets, often covering the employee and dependent premiums. Our plans often include dental, optical, maternity, hospitalization and outpatient care, among other coverages, as well as comprehensive travel medical coverage while they travel for work assignments. To promote healthy lifestyles, we also offer employees access to highly subsidized or discounted monthly gym and exercise class memberships.
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

•Family well-being. We provide global fertility benefits to our employees and their partners, including fertility care, adoption and surrogacy assistance and unlimited access to 1:1 guidance with certified practitioners. In the United States and some of our bigger geographies, we also offer backup childcare support. We feel strongly that parents should be able to share the responsibilities of caregiving and our parental leave policy gives all new parents at least 20 weeks of paid leave. Globally, our employees also have access to personalized guidance to parents and caregivers, offering a full spectrum of family support for those with children of all ages.
Talent & Leadership Development
Promoting the professional growth and development of our top talent is an essential tool for retention and ensuring our continued success as we navigate the challenges of scaling in a competitive business environment. In addition to our ongoing delivery of professional and technical skill growth, we focus on two key levers for developing our talent. First, we are committed to developing talent using our performance and growth framework, which equips managers and employees to not only deliver great results, but also facilitates semi-annual employee performance and growth conversations, that include employee self-reflections, and ensures managers have the opportunity to provide clear expectations and feedback in support of a high bar for performance and ongoing employee development. Second, we are focused on leadership development at all levels at MongoDB, which includes new manager onboarding, as well as leadership development for first-line managers and second-line leaders. We also integrated a new set of leadership principles into our leadership development programs and tools to teach behaviors that leaders need to succeed and build team culture. Teams are also encouraged to seek customized leadership development programming for their leaders, to drive a precision focus on business needs.
Our Culture
We believe our culture is critical to our success and has delivered tangible financial and operational benefits for our customers, our employees and our stockholders. Our culture is grounded in our new Leadership Commitment framework that was rolled out to all employees during the year: “all employees at MongoDB are keepers of our culture and expected to do three things. To be successful, we must deliver the right outcomes for our customers (what we do), live our values in everything we do (why we do it), and engage with each other as leaders (how we do it).” Our company values are:
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
We are committed to creating a culture that reflects our value of embracing the power of differences to drive better business outcomes. We strive toward having an employee population with diverse backgrounds and perspectives that are representative of our customers and to ensure all employees are both engaged and feel included.

We have expanded our efforts to recruit a more diverse workforce by embedding the capability to recruit diverse talent within our entire recruiting organization and investing in diversity sourcing and insights teams, diverse recruitment marketing campaigns and external partnerships. As signatories to the Corporate Parity Pledge, we have also committed to interview at least one qualified female candidate for every open role at the vice president level and above, as well as for every additional directorship on our Board of Directors. Additionally, we continue to focus on ways to accelerate the development of our under-represented groups through additional training and mentorship programs.
We are investing to ensure all of our employees feel included by developing and rolling out inclusive leadership training that uses our values to teach leaders how to create and sustain an inclusive culture. We have kicked off this training with our Employee Resource Groups (ERGs) which are an important mechanism for supporting our employees from various backgrounds. Our ERGs include BEAM (Black Employees At MongoDB), Config.MDB (neurodivergent and people with disabilities), Green Team (sustainable, social, and environmental responsibility), MDBWomen (employees identifying as women), MongoDB_ API (Asian American and Pacific Islander community), Queer Collective (members of the LGBTQIA+ community and allies), Queeries (a safe environment for those identifying as LGBTQIA+), QueLatine (honoring the diversity of Latine heritage), Sell Like a Girl (those identifying as women in sales), UGT (underrepresented genders in tech), and Veterans (employees who are veterans of the armed forces). These groups focus on providing community support, professional development and business impact and are supported by executive sponsors. Our ERGs play an important role in our overall company culture by helping us raise awareness of issues unique to their members’ experiences.
Finally, we are committed to pay equity, regardless of gender, ethnicity or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, job location and performance. In addition, to reduce the risk of bias and help ensure consistent pay practices, we use a third-party tool to conduct annual pay parity checks.
Employee Engagement
We conduct anonymous engagement surveys regularly to help us understand the employee experience, identify areas of strength and development opportunities among teams, measure the effectiveness of our people and culture initiatives and understand employees’ sentiments on management. These surveys are managed by a third-party vendor to encourage candor. The results are reviewed by senior management, who analyze areas of progress or opportunity and work with their teams to determine actionable steps based on survey results. The results also drive organization-wide focus areas and commitments focused on leadership, culture and inclusion.
Our Customers
As of January 31, 2024, we had over 47,800 customers spanning a wide range of industries in more than 100 countries around the world. All affiliated entities are counted as a single customer. No single customer represented more than 10% of our revenue in fiscal year 2024. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
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
To drive developer awareness of, engagement with, and adoption of our platform, we created our Community Server and MongoDB Atlas free tier offerings. These let developers use, experiment and evaluate our platform frictionlessly, which we believe has contributed to our platform’s popularity. We believe that developers are often advocates for us because of our developer-focused approach. As a result, our self-serve and direct sales prospects are often familiar with our platform and may have already built applications using our technology. To assess the most likely commercial prospects, we employ a process-oriented and data-driven approach to customer acquisition. We utilize advanced marketing technologies and processes to drive awareness and engagement, educate and convert prospects into customers. We also analyze usage patterns of our self-serve and free tier users to identify those accounts that might benefit from engagement with our sales teams. As customers expand their usage of our platform, our relationships with them often evolve to include technology and business leaders within their organizations and our goal is to get organizations to standardize on our platform. Once our customers reach a certain spending level with us, we support them with customer success advocates to ensure their satisfaction and expand their usage of our platform. We also have a partner ecosystem of global system integrators, value-added resellers and independent software vendors, which we collectively refer to as strategic partners.
Our sales and marketing organization includes sales development, inside sales, field sales, sales engineering and marketing personnel. As of January 31, 2024, we had 2,338 employees in our sales and marketing organization.
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
As of January 31, 2024, we had 1,226 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform.
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
•generative AI capabilities;
•ease of integration with existing IT infrastructure;
•robustness of professional services and customer support;
•price and total cost of ownership;
•adherence to industry standards and certifications, including cybersecurity standards and certifications;
•size of customer base and level of user adoption;
•strength of sales and marketing efforts; and
•brand awareness and reputation.
We believe that we compete favorably on the basis of the factors listed above.
We primarily compete with established legacy database software providers such as IBM, Microsoft, Oracle and other similar companies. We also compete with public cloud providers that offer database functionality, such as AWS, GCP and Microsoft Azure as well as other database software providers.

Some of our actual and potential competitors, in particular the legacy database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. Other large software and internet companies may also seek to enter our market. As we introduce new technologies, such as the ones we announced during fiscal year 2023, and as our existing markets see more market entry, we expect competition to intensify.
Seasonality
We have in the past and expect in the future to experience seasonal fluctuations in our revenue and operating results. We may experience variability and reduced comparability of our quarterly revenue and operating results with respect to the timing and nature of certain of our contracts, particularly multi-year contracts that contain a term license. We may also experience fluctuations as MongoDB Atlas revenue is recorded on a consumption basis and varies with usage, inclusive of seasonal variability. As MongoDB Atlas revenue continues to increase as a percentage of total revenue, these fluctuations may have a greater impact on our results of operations. We believe that seasonal fluctuations that we have experienced in the past may continue in the future.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.
As of January 31, 2024, in the United States, we had been issued 77 patents, which expire between 2030 and 2041 and had 35 patent applications pending, of which 6 are provisional applications. In addition, as of January 31, 2024, we had 14 registered trademarks in the United States and 2 pending trademark applications in the United States.
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
Corporate Information
MongoDB, Inc. was incorporated under the laws of the State of Delaware in November 2007 under the name 10Gen, Inc. We changed our name to MongoDB, Inc. on August 27, 2013. In October 2017, we completed our initial public offering and our common stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “MDB.” Our principal executive offices are located at 1633 Broadway, 38th Floor, New York, New York 10019 and our telephone number is (646) 727-4092.

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
Our overall performance depends in part on worldwide economic conditions and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could materially and adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, volatility in the banking sector, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business.

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

In addition, the banking sector has previously experienced increased volatility as a result of several distressed or closed banks and financial institutions. While we have not suffered any material effects as a result of the increased financial market volatility, we do regularly maintain cash balances at third-party financial institutions in excess of government- insured limits, and if financial institutions used by us or our customers face insolvency or illiquidity challenges due to events affecting the banking system and / or financial markets, our and our customers' ability to access existing cash, cash equivalents, and investments may be threatened. To the extent that the resulting receivership or insolvency causes customers to be unable to, or causes delays, in accessing bank deposits, our customers may not be able to pay us on time or at all for the products and services that we provide them and they may not renew their subscriptions with us. The failure of banks or financial institutions and the measures taken by governments, businesses and other organizations in response to such events could adversely impact our business, financial condition and results of operations.

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
We have incurred net losses in each period since our inception, including net losses of $176.6 million, $345.4 million and $306.9 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. We had an accumulated deficit of $1.7 billion as of January 31, 2024. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Because we derive more than the majority of our revenue from MongoDB Atlas, failure of MongoDB Atlas to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects and our future revenue may be more difficult to predict.
We derive and expect to continue to derive more than the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the year ended January 31, 2024. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customer’s usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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
Our subscription offerings are term-based and a majority of our subscription contracts were one year in duration in fiscal year 2024. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services, including increasing their usage and workloads with us. Historically, some of our customers have elected not to renew their subscriptions with us or have not expanded their usage of our services over time for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ usage of our software, our business, results of operations and financial condition could be materially and adversely affected.
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
The database software market, for both relational and non-relational database products, is highly competitive, rapidly evolving and others may put out competing databases or sell services in connection with existing open source or source available databases, including ours. The principal competitive factors in our market include: mindshare with software developers and information technology (“IT”) executives; product capabilities, including flexibility, scalability, performance, security and reliability; flexible deployment options, including fully managed as a service or self-managed in the cloud, on-premises or in a hybrid environment and ease of deployment; breadth of use cases supported; ease of integration with existing IT infrastructure; robustness of professional services and customer support; price and total cost of ownership; adherence to industry standards and certifications, including cybersecurity standards and certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our business and results of operations to suffer.
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
Some of our actual and potential competitors, in particular the legacy relational database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements, or may be able to devote greater resources than we can to the development, promotion, and sale of their products and services. As we introduce new technologies and product enhancements and as our existing markets see more market entry, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality compared to our software. These larger competitors are also often in a better position to withstand any significant reduction in technology spending and will therefore not be as susceptible to competition or economic downturns. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate.

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

The versions of Community Server released prior to October 16, 2018 are licensed under the AGPL. This license states that any program licensed under it may be copied, modified and distributed provided certain conditions are met. On October 16, 2018, we issued a new software license, the SSPL, for all versions of Community Server released on or after that date. The SSPL builds on the spirit of the AGPL, but includes an explicit condition that any organization using Community Server to offer MongoDB as a third-party service must open source the software that it uses to offer such service. It is possible that a court could hold the SSPL or AGPL to be unenforceable. If a court held either license or certain aspects of this license to be unenforceable, others may be able to use our software to compete with us in the marketplace in a manner not subject to the restrictions set forth in the SSPL or AGPL.
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
In addition to risks related to license requirements, the use of third-party open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our systems and networks that rely on open source software. In addition, licensors of open source software included in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with our licensing model and thus could, among other consequences, prevent us from incorporating the software subject to the modified license.
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
•general economic conditions, both domestically and internationally, including warfare and terrorist attacks on the United States and other regions in which we or our customers operate, such as the Russia-Ukraine conflict and the Israel-Hamas conflict, as well as economic conditions specifically affecting industries in which our customers participate;
•sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•the impact of new accounting pronouncements; and
•fluctuations in stock-based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflicts between Russia and Ukraine and Israel and Hamas, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the year ended January 31, 2024. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have experienced rapid growth in our business, operations and employee headcount. For fiscal years 2024, 2023 and 2022, our total revenue was $1,683.0 million, $1,284.0 million and $873.8 million, respectively, representing a 31% and 47% growth rate, respectively. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017 to over 47,800 customers as of January 31, 2024, and we grew from 713 employees as of January 31, 2017 to 5,037 employees as of January 31, 2024. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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
Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our personal, proprietary, confidential and other sensitive data and our information technology systems and networks, and those of the third parties upon which we rely to help deliver services to our customers. Such threats are prevalent, increasing in frequency, evolving in nature and becoming increasingly difficult to detect and their frequency may be increased, and effectiveness enhanced, by the use of AI. These threats come from a variety of sources, including traditional computer “hackers,” threat actors (including organized criminal threat actors), “hacktivists,” personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. In addition, some actors, such as sophisticated nation-states and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon whom we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and networks, operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, account takeovers, personnel misconduct or error, fraud, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss or theft of data or other information technology assets, adware, telecommunications failures, pandemics, earthquakes, fires, floods, and other similar threats.
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
The COVID-19 pandemic increased our remote workforce, which increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections, computers and devices outside our premises or network, including while at home, in transit and in public locations. Additionally, cybersecurity risks may be heightened as a result of the ongoing global conflicts such as the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries or the ongoing military conflict between Israel and Hamas. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional data security risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Risks related to data security will increase as we continue to grow the scale and functionality of our business and collect, store, transmit and otherwise process increasingly large amounts of our and our customers’ information and data, which may include personal, proprietary, confidential or other sensitive data.
Any of the above identified or similar threats could cause a security breach or other security incident that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, transfer, use or other processing of, or access to our information technology systems and networks or personal, proprietary, confidential or other sensitive information, or those of the third parties upon whom we rely. For example, in December 2023 we discovered that a previously unknown flaw in a third-party application used by MongoDB enabled an unauthorized third party to successfully phish and to gain access to certain corporate applications, including applications that we use to provide support services to MongoDB customers, which include customer contact information and related account metadata. In an effort to contain the impact of this security incident, we immediately activated our incident response process, promptly published an alert on our website and emailed customers notifying them of the situation and reminding them to stay vigilant. The investigation led by MongoDB into this incident uncovered no evidence of unauthorized access to MongoDB Atlas clusters, a finding that has been verified by our third-party forensic experts. To date, we have not experienced a cybersecurity event that had a material impact on our financial performance or operations, but it is possible that we might experience such an attack in the future. A security breach or other security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, and services.

We may expend significant resources or modify our business activities to try to protect against, mitigate or remediate actual or perceived security breaches and other security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and networks and personal, proprietary, confidential or other sensitive information.
While we have implemented security measures designed to protect against security breaches and other security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems and networks (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach or other security incident has occurred. For example, industry publications have reported ransomware attacks on MongoDB instances. We believe these attacks were successful due to the failure by users of our Community Server offering to properly turn on the recommended security settings when running these instances. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems and networks (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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
While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage will be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal, proprietary, confidential or other sensitive data or otherwise relating to data privacy and security matters. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or at all, or that our insurers will not deny coverage as to any future claim.
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
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2024, 2023 and 2022, total sales and marketing expense represented 47%, 54% and 54% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment in our MongoDB .local events, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value-added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
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
Some foreign data privacy and security laws, including, without limitation, the GDPR, the U.K. GDPR, and the Swiss Federal Act on Data Protection may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A., Switzerland or U.K. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, the GDPR generally restricts the transfer of personal data to countries outside of the E.E.A. that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as, most commonly, the “Standard Contractual Clauses” (“SCCs”) released by the European Commission. Use of the SCCs imposes additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the E.E.A. to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. Adding further complexity for international data transfers, in March 2022, the U.K. adopted its own International Data Transfer Agreement for transfers of personal data out of the U.K. to so-called third countries, as well as an international data transfer addendum that can be used with the SCCs for the same purpose. Moreover, on July 10, 2023 the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the E.U. to the U.S. under the EU-U.S. Data Privacy Framework.

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
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2024, we had 77 issued patents and 35 pending patent applications in the United States. Patent applications may not result in issued patents and even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. In addition to patent protection, we primarily rely on copyright and trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate and we may be unable to detect the unauthorized use of, or prevent third parties from infringing, misappropriating or otherwise violating, our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated, interpreted narrowly or held unenforceable and could put our related intellectual property at risk of not issuing or being canceled. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Our patent applications and patents arising from any patent applications we may file in the future may never be granted and, even if we are successful in obtaining effective protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
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
Our continued growth depends in part on the ability of our existing customers and new customers to access our software at any time and within an acceptable amount of time. We may experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes or failures, human or software errors, malicious acts, terrorism, security breaches or other security incidents, or capacity constraints. Capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud, cyberattacks, data breaches or other security incidents. In some instances, we may not be able to identify and/or remedy the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance as our software offerings and customer implementations become more complex. If our software is unavailable or if our customers are unable to access features of our software within a reasonable amount of time or at all, or if other performance problems occur, our business, results of operations and financial conditions may be adversely affected.
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
A significant portion of our revenue is derived internationally and we are susceptible to risks related to our international operations. In the fiscal years ended January 31, 2024, 2023 and 2022, total revenue generated from customers outside the United States was 46%, 45% and 46%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In addition, we expanded our reach in China in February 2021 when we announced a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:
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
We may expand through acquisitions or investments in strategic partnerships, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our success will depend, in part, on our ability to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may choose to do so through acquisitions or investments in strategic partnerships, rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly and we may not be able to successfully complete identified acquisitions.

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
Potential tax reform globally and in the United States may result in significant changes to U.S. federal income tax law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. Additional significant changes to U.S. federal corporate tax law were made by the Coronavirus Aid, Relief, and Economic Security Act, and the recently enacted Inflation Reduction Act (“IRA”). The Company has determined that it is not currently subject to the tax effects of the IRA, which includes a corporate alternative minimum tax and an excise tax on stock buybacks. In addition, the E.U. member states formally adopted the EU’s Pillar Two Directive, which was established by the Organisation for Economic Co-operation and Development (“OECD”). Pillar Two generally imposes a 15 percent minimum effective tax rate in the jurisdictions where multinational enterprises operate and is effective for accounting periods beginning on or after December 31, 2023. While the Company does not anticipate that this will have a material impact on its tax provision or effective tax rate in the short-term, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.
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
As of January 31, 2024, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
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
As of January 31, 2024, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Social, ethical, security and regulatory issues relating to the use of new and evolving technologies, such as AI, in our offerings or partnerships may result in reputational harm and liability.

Social, ethical, security and regulatory issues relating to the use of new and evolving technologies such as AI, including generative AI, in our offerings or partnerships, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. No assurance can be provided that our use of AI will enhance our products or services or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable and AI, particularly generative AI, has been known to produce false or “hallucinatory” inferences or outputs. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined. AI and machine learning may change the way our industry identifies and responds to cybersecurity threats, and businesses that are slow to adopt or fail to adopt such new technologies may face a competitive disadvantage. The rapid evolution of AI will require the application of resources to develop, test and maintain any potential offerings or partnerships to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

In addition, the use of AI may enhance intellectual property, cybersecurity, operational and technological risks. As the regulatory framework for AI and related technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition and equal opportunity laws and regulations, may be interpreted in ways that would affect our business and the ways in which we or our partners use AI or related technologies, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, if we or our third-party AI providers do not have sufficient rights to use the data or other material or content on which AI tools rely, or the output generated by our use of such AI tools, we may incur liability through the violation of such laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Moreover, use of generative AI in our code development process, while offering various potential benefits, could also pose certain ownership and security risks with respect to our codebase, given the current legal uncertainties relating to ownership of AI-generated works and the potential for security flaws in output code. Further, potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. In particular, we are monitoring the development of EU AI Act, which was approved in a political agreement in December 2023. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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
The conditional conversion feature of the 2026 Notes was triggered during the three months ended January 31, 2024, as the last reported sale price of our common stock was more than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on January 31, 2024 (the last trading day of the fiscal quarter). Therefore, the 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from February 1, 2024 through April 30, 2024. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management
At MongoDB, cybersecurity risk management is an integral part of our overall information security program, which we review and update at least annually to reflect changes to our organization, business practices, technology and services, and applicable legislation and regulations. Our information security program is designed to align with the National Institute of Standards and Technology Cyber Security Framework and provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third parties. This framework includes steps for assessing the severity of a cybersecurity threat or incident, identifying the source of a cybersecurity threat or incident including whether the cybersecurity threat or incident is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. In addition, our information security team provides ongoing education to and requires mandatory training at least once annually of all employees. To bolster the security of our products and services, we have appropriate technical and organizational measures in place to protect data that our customers upload to MongoDB Atlas, which is certified against ISO 27001:2013, ISO 27017:2015, ISO 27018:2019, SOC 2 Type II, Payment Card Industry Data Security Standard v.4, and Cloud Security Alliance (“CSA”) Security, Trust, Assurance, Information Security Registered Assessors Program and Risk (“STAR”) Level 2. We also engage third parties to perform annual audits of our standards-based certifications and we have undergone a Health Insurance Portability and Accountability Act examination validated by a qualified third-party assessor.

Governance
Our board of directors has overall oversight responsibility for our enterprise risk management, and delegates cybersecurity risk management oversight to its Audit Committee. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and assess cybersecurity risks to which the Company is exposed and implement processes and programs designed to manage cybersecurity risks, including mitigation and remediation of cybersecurity threats and incidents. In addition, on a quarterly basis, certain members of our board of directors meet with our Chief Information Security Officer, (“CISO”), and other senior executives to perform more in-depth reviews of the Company’s cybersecurity programs, as well as relevant cybersecurity risks and mitigation strategies and report back to the Audit Committee regarding the matters reviewed. Ahead of each such quarterly meeting, management, including the CISO and our information security team, prepares and provides cybersecurity reports that cover, among other topics, developments in cybersecurity and updates to the company’s cybersecurity programs and mitigation strategies, legislative developments affecting MongoDB's information security program, and notable security incidents and investigations. The Audit Committee subsequently reports material cybersecurity matters to our full board of directors. In addition, our management follows a risk-based escalation process to notify the Audit Committee outside of the regular reporting cycle when they identify an emerging cybersecurity risk.
Our cybersecurity programs are under the direction of our CISO, who receives reports from our information security team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO and dedicated security leaders are certified and experienced information systems security professionals and information security managers each with well over a decade of experience. Our CISO and information security team, along with our management, are responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining our cybersecurity programs.
Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Related to our Business and Industry” in this annual report on Form 10-K.

Item 2. Properties
Our current principal executive office is located in New York, New York and, as of January 31, 2024, consists of approximately 106,230 square feet of space under a lease that expires in December 2029.

We lease over 60 other offices of varying sizes around the world for our employees, with the largest located in Gurgaon, Dublin, Sydney, Austin, Palo Alto, London and San Francisco.
We lease all of our facilities and do not own any real property. We may procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Our common stock is traded on The Nasdaq Global Market (the “Nasdaq”) under the symbol “MDB.”
Holders of Record
As of March 13, 2024, there were 39 stockholders of record of our common stock and the closing price of our common stock was $372.81 per share as reported on the Nasdaq. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares of our common stock during the three months ended January 31, 2024.

Stock Performance Graph
The graph below shows a comparison, from January 31, 2019 through January 31, 2024, of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Nasdaq Computer Index (“Nasdaq Computer”).
The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Computer at their respective closing prices on January 31, 2019 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
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
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue for the year ended January 31, 2024 and 96% of our total revenue for the each of the years ended January 31, 2023 and 2022, respectively.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, Vector search, time series and application-driven analytics. During the year ended January 31, 2024, MongoDB Atlas revenue represented 66% of our total revenue, as compared to 63% in the prior year, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in MongoDB Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 26%, 29% and 35% of our subscription revenue for the years ended January 31, 2024, 2023 and 2022, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 500 million times since February 2009. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for the year ended January 31, 2024 and 4% of our total revenue for each of the years ended January 31, 2023 and 2022, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.

We believe the market for our offerings is large and growing. We have experienced rapid growth and have made substantial investments in developing our platform and expanding our sales and marketing footprint. We intend to continue to invest to grow our business to take advantage of our market opportunity.
Macroeconomic and Other Factors
Our operational and financial performance is subject to risks including those caused by the adverse macroeconomic environment and the geopolitical landscape.
Adverse macroeconomic conditions include slower or negative economic growth, higher inflation and higher interest rates. During the year ended January 31, 2024, the macroeconomic environment negatively impacted our business. For instance, we experienced slower than historical growth rates for our existing MongoDB Atlas applications. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.

We continue to monitor the developments of the macroeconomic environment and the geopolitical landscape. As these factors develop and we evaluate their impact on our business, we may adjust our business practices accordingly. For further discussion of the potential impacts of these factors on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part I, Item 1A of this Form 10-K. Other factors affecting our performance are discussed below.
Factors Affecting Our Performance
Extending Product Leadership and Maintaining Developer Mindshare
We are committed to delivering market-leading products to continue to build and maintain credibility with the global software developer community. We believe we must maintain our product leadership position and the strength of our brand to drive further revenue growth. We intend to continue to invest in our product offerings with the goal of expanding the functionality and adoption of our developer data platform. During 2022, we introduced new features, capabilities and improvements such as column store indexes, in-app analytics, Atlas Serverless and Atlas Device Sync, allowing developer teams to accomplish more over a wider range of workloads. With Queryable Encryption, we pioneered the industry’s first encrypted search scheme using breakthrough cryptography engineering. During 2023, we added additional capabilities such as Atlas Vector Search and Atlas Stream Processing, as well as additional features for Atlas Search Nodes, which now provide dedicated infrastructure for search use cases so customers can scale independently of their database to manage their workloads with greater flexibility and operational efficiency.
We intend to continue to invest in our engineering capabilities and marketing activities to maintain our strong position in the developer community. We have spent $1.9 billion on research and development since our inception. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of January 31, 2024, we had over 47,800 customers across a wide range of industries and in over 100 countries, compared to over 40,800 customers and over 33,000 customers as of January 31, 2023 and 2022, respectively. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of January 31, 2024, we had over 7,000 customers that were sold through our direct sales force and channel partners, as compared to over 6,400 and over 4,400 such customers as of January 31, 2023 and 2022, respectively. These customers, which we refer to as our Direct Sales Customers, accounted for 88%, 87% and 85% of our subscription revenue for the years ended January 31, 2024, 2023 and 2022, respectively. The percentage of our subscription revenue from Direct Sales Customers increased, in part, due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. We had over 46,300 MongoDB Atlas customers as of January 31, 2024. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.

Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the year ended January 31, 2024, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 2,052, 1,651 and 1,307 as of January 31, 2024, 2023 and 2022, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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
Investing in Growth and Scaling Our Business
We are focused on our long-term revenue potential. We believe that our market opportunity is large and we will continue to invest in scaling across all organizational functions in order to grow our operations both domestically and internationally. Any investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We have increased our sales and marketing headcount to 2,338 employees as of January 31, 2024 from 2,249 employees and 1,713 employees as of January 31, 2023 and 2022, respectively.
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
Cost of Services Revenue. Cost of services revenue primarily includes personnel costs, including salaries, bonuses and benefits and stock-based compensation, for employees associated with our professional service contracts, as well as, travel costs, allocated shared costs and depreciation and amortization. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.
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
Provision for Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2024, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes of approximately $2.1 billion, $2.0 billion, $781.5 million and $64.6 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2025 for state purposes. Operating losses in the United States, for years after January 31, 2019, in Ireland and the U.K. may be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. We also have U.S. federal and state research credit carryforwards of $133.4 million and $11.8 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2025 for state purposes. Beginning in fiscal year 2023, provisions in the U.S. Tax Cuts and Jobs Act of 2017 require the Company to capitalize and amortize research and development (“R&D”) expenditures rather than deducting the costs as incurred. As the result of the new R&D capitalization effective in fiscal year 2023, the capitalized amounts resulted in a decrease of the current year net operating loss. Capitalized R&D expenditures are deductible as amortized in future periods. Therefore, the Company recorded a deferred tax asset for the capitalized R&D expenditures.
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
Highlights for the Years Ended January 31, 2024, 2023 and 2022
For the years ended January 31, 2024, 2023 and 2022, our total revenue was $1,683.0 million, $1,284.0 million and $873.8 million, respectively. The increase in total revenue was primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss was $176.6 million, $345.4 million and $306.9 million for the years ended January 31, 2024, 2023 and 2022, respectively, driven primarily by higher sales and marketing spend and research and development costs. Our operating cash flow was $121.5 million, $(13.0) million and $7.0 million for the years ended January 31, 2024, 2023 and 2022, respectively.

Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Years Ended January 31,
	2024		2023		2022
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Consolidated Statements of Operations Data:
Revenue:
Subscription	$1,627,326	97%	$1,235,122	96%	$842,047	96%
Services	55,685	3	48,918	4	31,735	4
Total revenue	1,683,011	100	1,284,040	100	873,782	100
Cost of revenue:
Subscription(1)	345,233	20	284,583	22	217,901	25
Services(1)	79,252	5	64,721	5	41,591	5
Total cost of revenue	424,485	25	349,304	27	259,492	30
Gross profit	1,258,526	75	934,736	73	614,290	70
Operating expenses:
Sales and marketing(1)	782,760	47	699,201	54	471,890	54
Research and development(1)	515,940	31	421,692	33	308,820	35
General and administrative(1)	193,558	11	160,498	13	122,944	14
Total operating expenses	1,492,258	89	1,281,391	100	903,654	103
Loss from operations	(233,732)	(14)	(346,655)	(27)	(289,364)	(33)
Other income (expense), net	70,216	5	13,401	1	(13,525)	(1)
Loss before provision for income taxes	(163,516)	(9)	(333,254)	(26)	(302,889)	(34)
Provision for income taxes	13,084	1	12,144	1	3,977	1
Net loss	$(176,600)	(10)%	$(345,398)	(27)%	$(306,866)	(35)%

(1)    Includes stock-based compensation expense as follows (in thousands):

	Years Ended January 31,
	2024	2023	2022
Cost of revenue—subscription	$23,677	$19,682	$14,387
Cost of revenue—services	12,733	10,565	6,325
Sales and marketing	159,907	143,073	91,947
Research and development	198,927	159,099	104,335
General and administrative	61,663	49,035	34,075
Total stock-based compensation expense	$456,907	$381,454	$251,069

Comparison of the Years Ended January 31, 2024 and 2023
Revenue

	Years Ended January 31,		Change
(in thousands)	2024	2023	$	%
Subscription	$1,627,326	$1,235,122	$392,204	32%
Services	55,685	48,918	6,767	14%
Total revenue	$1,683,011	$1,284,040	$398,971	31%

Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $392.2 million primarily due to an increase of $357.3 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by the continued increase in delivery of consulting services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Years Ended January 31,		Change
(in thousands)	2024	2023	$	%
Subscription cost of revenue	$345,233	$284,583	$60,650	21%
Services cost of revenue	79,252	64,721	14,531	22%
Total cost of revenue	424,485	349,304	75,181	22%
Gross profit	$1,258,526	$934,736	$323,790	35%
Gross margin	75%	73%
Subscription	79%	77%
Services	(42)%	(32)%
The increase in subscription cost of revenue was primarily due to a $43.5 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $15.3 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $11.0 million increase in personnel costs and stock-based compensation associated with headcount in our services organization, and a $2.8 million increase in third-party consultant costs related to the delivery of consulting and training services. Total headcount in our support and services organizations increased 10% from January 31, 2023 to January 31, 2024.
Our overall gross margin improved to 75%. Our subscription gross margin increased to 79% as efficiencies realized in managing our third-party cloud infrastructure costs more than offset the negative margin impact from the increasing percentage of revenue from MongoDB Atlas. Services gross margin declined due to the impact of higher services personnel costs and stock-based compensation.
Operating Expenses
Sales and Marketing

	Years Ended January 31,		Change
(in thousands)	2024	2023	$	%
Sales and marketing	$782,760	$699,201	$83,559	12%
The increase in sales and marketing expense included $55.9 million from higher personnel costs and stock-based compensation, driven by an increase in our sales and marketing headcount to 2,338 as of January 31, 2024 from 2,249 as of January 31, 2023, which includes non-quota-carrying hires in sales operations, customer success and marketing. Sales and marketing expense also increased $15.3 million due to higher commissions expense, driven in part by the increase in revenue, and $13.7 million due increased marketing spend and higher travel costs. The increase in sales and marketing expense was partly offset by a decrease of $2.0 million in expenditures related to third-party infrastructure costs and professional fees.
Research and Development

	Years Ended January 31,		Change
(in thousands)	2024	2023	$	%
Research and development	$515,940	$421,692	$94,248	22%
The increase in research and development expense was primarily driven by a $83.9 million increase in personnel costs and stock-based compensation as we increased our research and development headcount by 19%. Research and development expense also increased by $8.8 million due to increased third-party infrastructure costs, higher software expenses and higher amortization expense.
General and Administrative

	Years Ended January 31,		Change
(in thousands)	2024	2023	$	%
General and administrative	$193,558	$160,498	$33,060	21%
The increase in general and administrative expense was due to higher costs to support the growth of our business. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $29.5 million higher personnel costs and stock-based compensation.
Other Income, net

	Years Ended January 31,		Change
(in thousands)	2024	2023	$	%
Other income, net	$70,216	$13,401	$56,815	NM
Other income, net, for the year ended January 31, 2024 improved primarily due to higher interest income from our short-term investments.
Provision for Income Taxes

	Years Ended January 31,		Change
(in thousands)	2024	2023	$	%
Provision for income taxes	$13,084	$12,144	$940	8%
The increase in the provision for income taxes during the year ended January 31, 2024 was primarily due to an increase in foreign taxes as we continued our global expansion.
Comparison of the Years Ended January 31, 2023 and 2022
For a discussion of our results of operations for the year ended January 31, 2023 as compared to the year ended January 31, 2022, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 17, 2023.

Liquidity and Capital Resources
As of January 31, 2024, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.0 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
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
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of January 31, 2024, we had an accumulated deficit of $1.7 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation, volatility in the banking sector, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended January 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$121,477	$(12,970)	$6,980
Net cash provided by (used in) investing activities	188,019	(33,308)	(852,142)
Net cash provided by financing activities	38,241	30,200	890,892
Operating Activities
Cash provided by operating activities during the year ended January 31, 2024 was $121.5 million driven primarily by an increase in our cash collections reflecting overall growth of our sales and expansion of our customer base. Our net loss of $176.6 million, included non‑cash charges of $456.9 million for stock‑based compensation and $18.9 million for depreciation and amortization. Our accrued liabilities increased by $39.5 million reflecting our increase in expenses and timing of payments. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $82.4 million, accretion of the discount on our short-term investments of $44.6 million and an increase in deferred commissions of $41.8 million, accounts receivable of $41.6 million, driven by continued growth of our sales and our expanding customer base and other net non-cash charges of $6.8 million.
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
Investing Activities
Cash provided by investing activities during the during the year ended January 31, 2024 was $188.0 million, primarily due to proceeds from maturities of marketable securities, net of purchases, of $211.1 million, $6.1 million of cash used for purchases of property and equipment and $2.1 million of additional investment in non-marketable securities. In addition, on September 27, 2023, we used $15.0 million of net cash to acquire the assets of Grainite, Inc.
Cash used in investing activities during the during the year ended January 31, 2023 was $33.3 million, primarily due to purchases of marketable securities, net of proceeds from maturities, of $23.0 million, $7.2 million of cash used for purchases of property and equipment and $3.1 million of additional investment in non-marketable securities.

Financing Activities
Cash provided by financing activities during the year ended January 31, 2024 was $38.2 million, due to $36.9 million of proceeds from the issuance of common stock under the Employee Stock Purchase Plan and $6.8 million exercises of stock options, partly offset by $5.5 million of principal repayments of finance leases.
Cash provided by financing activities during the year ended January 31, 2023 was $30.2 million, due to $29.0 million of proceeds from the issuance of common stock under the Employee Stock Purchase Plan and $5.7 million exercises of stock options, partly offset by $4.5 million of principal repayments of finance leases.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2024 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
0.25% convertible senior notes due 2026	$1,155,722	$2,875	$1,152,847	$—	$—
Finance lease obligations	51,274	8,445	17,422	17,422	7,985
Operating lease obligations	46,782	11,799	15,821	11,163	7,999
Purchase obligations	1,166,650	281,222	603,317	282,111	—
Total	$2,420,428	$304,341	$1,789,407	$310,696	$15,984
At January 31, 2024, our material short-term and long-term cash requirements for various contractual obligations and commitments consisted of the following:
•principal and future interest payments related to our 2026 Notes;
•our purchase obligations under non-cancelable agreements for cloud infrastructure capacity commitments and subscription and marketing services;
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds and our short-term investments consist of U.S. government treasury securities. As of January 31, 2024 and 2023, we had cash, cash equivalents, restricted cash and short-term investments of $2.0 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of January 31, 2024 and 2023.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the years ended January 31, 2024 and 2023. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of January 31, 2024 and 2023, the total amount of non-marketable securities included in other assets on our balance sheets were $12.9 million and $9.8 million, respectively.

Item 8. Financial Statements and Supplementary Data
MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MongoDB, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MongoDB, Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Allocation of Transaction Price in Revenue Arrangements with Multiple Performance Obligations
As described in Notes 2 and 9 to the consolidated financial statements, certain of the Company’s contracts with customers contain multiple performance obligations, such as time-based software licenses, post-contract customer support, and services. These arrangements comprise a portion of subscription revenue of $1.6 billion for the year ended January 31, 2024. For these contracts that contain multiple performance obligations, management allocates the transaction price to each performance obligation based on a relative standalone selling price. Management determines each standalone selling price based on multiple factors, including past history of selling such performance obligations as standalone products. Management estimates standalone selling price for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the standalone selling prices. In cases where directly observable standalone sales are not available, management considers observable data points including competitor pricing for a similar or identical product, market and industry data points, and the Company’s pricing practices.

The principal considerations for our determination that performing procedures relating to revenue recognition - allocation of transaction price in revenue arrangements with multiple performance obligations is a critical audit matter are (i) the significant judgment by management in estimating the standalone selling price for certain of the Company’s performance obligations and allocating the transaction price based on a relative allocation of standalone selling price to those individual performance obligations, which in turn led to (ii) significant auditor judgment and effort in performing procedures and evaluating management’s estimates of standalone selling price and the allocation of transaction price to the individual performance obligations.

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
San Francisco, California
March 15, 2024

We have served as the Company's auditor since 2013.

MONGODB, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	As of January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$802,959	$455,826
Short-term investments	1,212,448	1,380,804
Accounts receivable, net of allowance for doubtful accounts of $8,054 and $6,362 as of January 31, 2024 and 2023, respectively	325,610	285,192
Deferred commissions	92,512	83,550
Prepaid expenses and other current assets	50,107	31,212
Total current assets	2,483,636	2,236,584
Property and equipment, net	53,042	57,841
Operating lease right-of-use assets	37,365	41,194
Goodwill	69,679	57,779
Acquired intangible assets, net	3,957	11,428
Deferred tax assets	4,116	2,564
Other assets	217,847	181,503
Total assets	$2,869,642	$2,588,893
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,905	$8,295
Accrued compensation and benefits	112,579	90,112
Operating lease liabilities	9,797	8,686
Other accrued liabilities	74,831	52,672
Deferred revenue	357,108	428,747
Total current liabilities	564,220	588,512
Deferred tax liability, non-current	285	225
Operating lease liabilities, non-current	30,918	36,264
Deferred revenue, non-current	20,296	31,524
Convertible senior notes, net	1,143,273	1,139,880
Other liabilities, non-current	41,661	52,980
Total liabilities	1,800,653	1,849,385
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of January 31, 2024 and 2023; 72,840,692 shares issued and 72,741,321 shares outstanding as of January 31, 2024 and 70,005,957 shares issued and 69,906,586 shares outstanding as of January 31, 2023	73	70
Additional paid-in capital	2,777,322	2,276,694
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of January 31, 2024 and 2023	(1,319)	(1,319)
Accumulated other comprehensive income (loss)	4,545	(905)
Accumulated deficit	(1,711,632)	(1,535,032)
Total stockholders’ equity	1,068,989	739,508
Total liabilities and stockholders’ equity	$2,869,642	$2,588,893

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)

	Years Ended January 31,
	2024	2023	2022
Revenue:
Subscription	$1,627,326	$1,235,122	$842,047
Services	55,685	48,918	31,735
Total revenue	1,683,011	1,284,040	873,782
Cost of revenue:
Subscription	345,233	284,583	217,901
Services	79,252	64,721	41,591
Total cost of revenue	424,485	349,304	259,492
Gross profit	1,258,526	934,736	614,290
Operating expenses:
Sales and marketing	782,760	699,201	471,890
Research and development	515,940	421,692	308,820
General and administrative	193,558	160,498	122,944
Total operating expenses	1,492,258	1,281,391	903,654
Loss from operations	(233,732)	(346,655)	(289,364)
Other income (expense):
Interest income	80,238	24,948	926
Interest expense	(9,387)	(9,797)	(11,316)
Other expense, net	(635)	(1,750)	(3,135)
Loss before provision for income taxes	(163,516)	(333,254)	(302,889)
Provision for income taxes	13,084	12,144	3,977
Net loss	$(176,600)	$(345,398)	$(306,866)
Net loss per share, basic and diluted	$(2.48)	$(5.03)	$(4.75)
Weighted-average shares used to compute net loss per share, basic and diluted	71,248,982	68,628,267	64,563,032

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)

	Years Ended January 31,
	2024	2023	2022
Net loss	$(176,600)	$(345,398)	$(306,866)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	4,652	969	(3,464)
Foreign currency translation adjustment	798	1,054	1,240
Other comprehensive income (loss)	5,450	2,023	(2,224)
Total comprehensive loss	$(171,150)	$(343,375)	$(309,090)

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2021	60,898,451	$61	$932,332	$(1,319)	$(704)	$(935,403)	$(5,033)
Cumulative effect of accounting change	—	—	(309,381)	—	—	52,635	(256,746)
Stock option exercises	1,279,669	1	9,664	—	—	—	9,665
Vesting of early exercised stock options	—	—	10	—	—	—	10
Vesting of restricted stock units	1,437,133	1	—	—	—	—	1
Stock-based compensation	—	—	251,982	—	—	—	251,982
Issuance of common stock under the Employee Stock Purchase Plan	85,401	—	25,210	—	—	—	25,210
Issuance of common stock, net of issuance costs	2,500,000	3	889,181				889,184
Conversion of convertible senior notes	1,243,706	1	61,516	—	—	—	61,517
Unrealized loss on available-for-sale securities	—	—	—	—	(3,464)	—	(3,464)
Foreign currency translation adjustment	—	—	—	—	1,240	—	1,240
Net loss	—	—	—	—	—	(306,866)	(306,866)
Balances as of January 31, 2022	67,444,360	67	1,860,514	(1,319)	(2,928)	(1,189,634)	666,700
Stock option exercises	801,272	1	5,707			—	5,708
Vesting of restricted stock units	1,511,529	2	—	—	—	—	2
Stock-based compensation	—	—	381,454	—	—	—	381,454
Issuance of common stock under the Employee Stock Purchase Plan	149,352	—	29,003	—	—	—	29,003
Conversion of convertible senior notes	73	—	16	—	—	—	16
Unrealized gain on available-for-sale securities	—	—	—	—	969	—	969
Foreign currency translation adjustment	—	—	—	—	1,054	—	1,054
Net loss	—	—	—	—	—	(345,398)	(345,398)
Balances as of January 31, 2023	69,906,586	70	2,276,694	(1,319)	(905)	(1,535,032)	739,508
Stock option exercises	953,643	1	6,807	—	—	—	6,808
Vesting of restricted stock units	1,690,527	2	—	—	—	—	2
Vesting of performance stock units	22,991	—	—	—	—	—	—
Stock-based compensation	—	—	456,907	—	—	—	456,907
Issuance of common stock under the Employee Stock Purchase Plan	167,574	—	36,914	—	—	—	36,914
Unrealized gain on available-for-sale securities	—	—	—	—	4,652	—	4,652
Foreign currency translation adjustment	—	—	—	—	798	—	798
Net loss	—	—	—	—	—	(176,600)	(176,600)
Balances as of January 31, 2024	72,741,321	$73	$2,777,322	$(1,319)	$4,545	$(1,711,632)	$1,068,989

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Years Ended January 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(176,600)	$(345,398)	$(306,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,939	16,110	13,671
Stock-based compensation	456,907	381,454	251,069
Amortization of debt discount and issuance costs	3,393	3,375	4,005
Amortization of finance right-of-use assets	3,975	3,974	3,974
Amortization of operating right-of-use assets	9,211	9,098	6,810
Deferred income taxes	(1,574)	(562)	(2,579)
Amortization of premium and accretion of discount on short-term investments, net	(44,556)	(5,954)	7,540
Unrealized gain on non-marketable securities	(1,044)	(1,857)	—
Unrealized foreign exchange loss	1,802	1,260	1,519
Change in operating assets and liabilities:
Accounts receivable, net	(41,639)	(91,450)	(62,277)
Prepaid expenses and other current assets	(12,208)	2,315	(19,865)
Deferred commissions	(41,830)	(49,077)	(84,742)
Other long-term assets	(211)	(99)	233
Accounts payable	1,679	3,163	1,146
Accrued liabilities	39,502	(16,189)	59,248
Operating lease liabilities	(9,878)	(9,692)	(6,866)
Deferred revenue	(82,411)	85,759	137,241
Other liabilities, non-current	(1,980)	800	3,719
Net cash provided by (used in) operating activities	121,477	(12,970)	6,980
Cash flows from investing activities
Purchases of property and equipment	(6,074)	(7,244)	(8,072)
Business combinations, net of cash acquired	(15,000)	—	(4,469)
Investments in non-marketable securities	(2,056)	(3,098)	(4,343)
Proceeds from maturities of marketable securities	1,445,000	1,425,000	550,000
Purchases of marketable securities	(1,233,851)	(1,447,966)	(1,385,258)
Net cash provided by (used in) investing activities	188,019	(33,308)	(852,142)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	—	889,184
Proceeds from exercise of stock options, including early exercised stock options	6,810	5,707	9,665
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	36,914	29,003	25,209
Principal repayments of finance leases	(5,483)	(4,510)	(5,572)
Repayments of convertible senior notes attributable to principal	—	—	(27,594)
Net cash provided by financing activities	38,241	30,200	890,892
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(433)	(2,003)	(1,532)
Net increase (decrease) in cash, cash equivalents and restricted cash	347,304	(18,081)	44,198
Cash, cash equivalents and restricted cash, beginning of year	456,339	474,420	430,222
Cash, cash equivalents and restricted cash, end of year	$803,643	$456,339	$474,420

	Years Ended January 31,
	2024	2023	2022
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$11,991	$11,164	$5,672
Interest expense	5,471	5,837	6,271
Non-cash investing and financing activities
Vesting of early exercised stock options	—	—	10
Purchases of property and equipment included in accounts payable and accrued liabilities	1,115	366	1,324
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$802,959	$455,826	$473,904
Restricted cash, non-current	684	513	516
Total cash, cash equivalents and restricted cash	$803,643	$456,339	$474,420

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives and carrying values of acquired intangible assets and property and equipment, fair value of non-marketable securities and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
The global macroeconomic conditions, including slower economic growth, persistent inflation and high interest rate environment, continue to impact demand and supply for a broad variety of goods and services, including demand from the Company’s customers.
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
Foreign Currency
The functional currency of the Company’s international subsidiaries is either the U.S. dollar or the local currency in which the international subsidiary operates. For foreign subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated non-monetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Transaction gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statements of operations. For foreign subsidiaries where the functional currency is the local currency, the Company uses the exchange rate as of the balance sheet date to translate assets and liabilities and the average exchange rate during the period to translate revenue and expenses into U.S. dollars. Translation gains or losses resulting from translating foreign local currency financial statements into U.S. dollars are included in accumulated other comprehensive loss as a component of stockholders' equity.

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
For the years ended January 31, 2024, 2023 and 2022, the Company did not record any impairment charges for its marketable debt securities in its consolidated statements of operations.
Restricted Cash
The Company pledged $0.7 million of collateral as of January 31, 2024 for its lease related letters of credit, and $0.5 million of collateral as of January 31, 2023 for its available credit on corporate credit cards. Restricted cash balances have been excluded from the Company’s cash and cash equivalents balance and are included in other assets on the consolidated balance sheets.
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
The Company periodically evaluates its non-marketable equity securities for impairment when events and circumstances indicate that the carrying amount of the investment may not be recovered. Impairment indicators may include,

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
but are not limited to, a significant deterioration in earnings performance, credit rating, asset quality or business outlook or a significant adverse change in the regulatory, economic, or technological environment. If the non-marketable equity securities are considered impaired, the Company will record an impairment charge within other income (expense) on its consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. For the years ended January 31, 2024, 2023 and 2022, the Company did not record any material impairment charges related to its non-marketable equity securities in its consolidated statements of operations.
During the years ended January 31, 2024 and 2023, the Company invested $2.1 million and $3.1 million, respectively, of its cash in non-marketable securities of privately-held companies. The Company evaluated its ownership, contractual and other interests of its investments and determined that as of January 31, 2024, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements, as the Company was not the primary beneficiary and did not have the power to direct activities that most significantly impact the entities’ economic performance. The Company’s maximum loss exposure is limited to the carrying value of these investments.
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
As of January 31, 2024 and 2023, no customer represented 10% or more of net accounts receivable. For the years ended January 31, 2024, 2023 and 2022, no customer represented 10% or more of revenue.

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
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, costs related to the development of web-based product, or implementation costs incurred in a hosting arrangement that is a service contract, are capitalized during the application development stage. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. There were no material qualifying costs incurred during the application development stage and the Company did not capitalize any qualifying costs related to computer software developed for internal use, or implementation costs incurred in a hosting arrangement that is a service contract in the years ended January 31, 2024 and 2023.
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
Impairment of Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount is not recoverable, the carrying amount of such assets is reduced to fair value. The Company did not record impairment charges related to long-lived assets during the years presented.
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
The Company performs its annual impairment analysis in the fourth quarter of each fiscal year. The Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single operating segment is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of the Company’s single operating segment with its carrying amount. If the carrying amount exceeds its fair value, no further analysis is required; otherwise, any excess of the carrying amount over the implied fair value is recognized as an impairment loss and the carrying value of goodwill is written down to fair value. No indicators of impairment of goodwill were identified during the years ended January 31, 2024, 2023 and 2022, and accordingly, the Company has not recorded any impairment of goodwill during those periods.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
iv.Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. The Company also considers if there are any additional material rights inherent in a contract and if so, the Company allocates a portion of the transaction price to such rights based on SSP. The Company determines each SSP based on multiple factors, including past history of selling such performance obligations as standalone products. The Company estimates SSP for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the SSPs. In cases where directly observable standalone sales are not available, the Company considers observable data points including competitor pricing for a similar or identical product, market and industry data points and the Company’s pricing practices to establish the SSP.
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
Subscription Revenue
The Company sells subscriptions directly through its field and inside sales teams and indirectly through channel partners, as well as through its self-serve channel. The majority of the Company’s subscription contracts are one year in duration and are invoiced upfront or invoiced monthly in arrears. When the Company enters into multi-year subscription

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
contracts, the customer is typically invoiced on an annual basis or pays upfront. The Company’s subscription contracts are generally non-cancelable and non-refundable.
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
Contracts with Multiple Performance Obligations
Certain of the Company’s contracts with customers contain multiple performance obligations, including those described above such as time-based software licenses, PCS, database-as-a-service offering and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to each separate performance obligation based on its relative SSP basis.
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
Deferred Commissions
The Company capitalizes its incremental costs of obtaining subscription contracts with customers, which generally consist of sales commissions paid to the Company’s sales force and related payroll taxes, as well as fees paid to marketplace vendors. Incremental costs that are expected to be amortized during the succeeding twelve months are recorded on the Company’s consolidated balance sheets as deferred commissions with the remaining, non-current, portion recorded under other assets. Deferred commissions are amortized over a period of benefit that the Company has determined to be generally five years. The Company determined the period of benefit by taking into consideration the length of its customer contracts, its technology and other factors. Deferred commissions also include all other sales commissions and related payroll taxes for subscription contracts, which are amortized based on the pattern of the associated revenue recognition over the related contractual subscription period. Sales commissions are generally paid up front and one month in arrears, however, the timing

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of payment is based on contractual terms of the underlying subscription contract and is subject to an evaluation of customer credit-worthiness. The deferred commission amounts are recoverable through the future revenue under the non-cancelable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations. The Company adopted the practical expedient that permits an entity to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. Deferred commissions are reviewed periodically for impairment. Refer to Note 9, Revenue for more information.
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
The allowance for doubtful accounts represents the best estimate of lifetime expected credit losses against the existing accounts receivable, inclusive of unbilled receivables, based on certain factors including past collection experience, credit quality of the customer, current aging of the receivable balance, current economic conditions, reasonable and supportable forecasts, as well as specific circumstances arising with individual customers. Extensive judgment is required in assessing these factors. Due to the short-term nature of the Company’s accounts receivable, forecasts have limited relevance to the Company’s expected credit loss estimates. Accounts receivable are written off against the allowance for doubtful accounts when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable. The Company’s estimates of the allowance for credit losses may not be indicative of the Company’s actual credit losses requiring additional charges to be incurred to reflect the actual amount collected. See also Note 9, Revenue for more information on allowance for doubtful accounts and unbilled receivables.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Advertising
Advertising costs are expensed as incurred, or the first time the advertising takes place, based on the nature of the advertising. Advertising costs were $29.7 million, $18.7 million and $18.0 million for the years ended January 31, 2024, 2023 and 2022, respectively. Advertising costs are recorded in sales and marketing expenses in the consolidated statements of operations.

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
Net Loss Per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period, including stock options, restricted stock units and convertible senior notes. Refer to Note 11. Net Loss Per Share for more information.
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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the years ended January 31, 2024, 2023 and 2022. As of January 31, 2024 and 2023, there were no material amounts payable to or amounts receivable from related parties.
Recently Issued Accounting Pronouncements
Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to provide disclosures of significant segment expenses and other segment items. The guidance requires companies to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is applied retrospectively and is effective for the Company for fiscal year ending January 31, 2025, and for interim periods beginning February 1, 2025. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements.
Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose additional information about income taxes, primarily their rate reconciliation information and income taxes paid. The new guidance requires companies to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally companies will be required to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for the Company for the fiscal year ending January 31, 2026, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.
3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of January 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value at January 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$512,456	$—	$—	$512,456
Short-term investments:
U.S. government treasury securities	1,212,448	—	—	1,212,448
Total financial assets	$1,724,904	$—	$—	$1,724,904

	Fair Value at January 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$268,985	$—	$—	$268,985
Short-term investments:
U.S. government treasury securities	1,380,804	—	—	1,380,804
Total financial assets	$1,649,789	$—	$—	$1,649,789

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of January 31, 2024 and January 31, 2023 (in thousands):

	January 31, 2024			January 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Due within one year	$520,006	$(543)	$519,463	$1,383,226	$(2,422)	$1,380,804
Due after one year and within three years	690,211	2,774	692,985	—	—	—
Total short-term investments	$1,210,217	$2,231	$1,212,448	$1,383,226	$(2,422)	$1,380,804
As of January 31, 2024, unrealized gain on the Company’s U.S. government treasury securities were approximately $2.2 million. As of January 31, 2023, unrealized losses on the Company’s U.S. government treasury securities were approximately $2.4 million. These unrealized gains and losses were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Because the decline in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of January 31, 2024 and 2023. Gross realized gains and losses were not material for each of the for each of the years ended January 31, 2024 and 2023. There were no short-term investments in a continuous loss position for greater than twelve months.
Convertible Senior Notes
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes at January 31, 2024 to be a Level 2 measurement due to limited trading activity of the convertible senior notes. Refer to Note 6, Convertible Senior Notes, to the consolidated financial statements for further details.
Non-marketable Securities
As of January 31, 2024 and 2023, the total amount of non-marketable equity and debt securities included in other assets on the Company’s balance sheets were $12.9 million and $9.8 million, respectively. During the years ended January 31, 2024 and 2023, the Company invested an additional $2.1 million and $3.1 million, respectively, of its cash in non-marketable equity securities. The Company recognized net unrealized gains on certain of these non-marketable securities of $1.0 million and $1.9 million during the years ended January 31, 2024 and 2023, respectively. Refer to Note 2, Summary of Significant Accounting Policies, for further details. The Company considers these assets as Level 3 within the fair value hierarchy when an impairment or observable price changes in orderly transactions are recognized on these non-marketable securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31, 2024	January 31, 2023
Servers	$1,107	$1,350
Furniture and fixtures	5,276	4,525
Computer and office equipment	6,623	4,949
Purchased software	872	985
Leasehold improvements	38,677	35,219
Website costs	969	969
Construction in process	795	879
Finance lease right-of-use assets	23,514	27,489
Total property and equipment	77,833	76,365
Less: accumulated depreciation and amortization	(24,791)	(18,524)
Property and equipment, net	$53,042	$57,841
Depreciation and amortization expense related to property and equipment was $8.0 million, $6.9 million and $4.5 million for the years ended January 31, 2024, 2023 and 2022, respectively. Depreciation and amortization expense excludes amortization with respect to the finance lease right-of-use asset, which is described further in Note 7, Leases.
5. Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	January 31, 2024	January 31, 2023
Balance, beginning of the year	$57,779	$57,775
Increase in goodwill related to business combinations	11,900	4
Balance, end of the year	$69,679	$57,779
On September 27, 2023, the Company acquired the assets of Grainite, Inc. (“Grainite”), for total cash consideration of $15.0 million. Grainite is a stream processing application company and the transaction is intended to accelerate the development of the Company’s stream processing offering. The Company accounted for the transaction as a business combination, after determining that the acquired set of assets, the fair value of which was not concentrated in a single asset, or group of similar assets, and included (a) an assembled workforce and (b) intangible asset, met the definition of a business. As a result, the Company allocated the estimated fair value of $3.1 million of the identifiable asset acquired to the developed technology intangible asset. The fair value assigned to the intangible asset was determined through the use of a third-party valuation firm using replacement cost approach methodology, and includes the expected profit margin of a hypothetical third-party developer and a market participant’s opportunity cost. Judgment was applied for a number of assumptions used in the valuation of the identified intangible asset. The excess of the cash consideration over the identifiable intangible assets in the amount of $11.9 million was allocated to goodwill. This transaction is accounted for as an asset acquisition for tax purposes, and therefore both the goodwill and acquired intangible asset are deductible for tax purposes. Tax impacts were not material. Acquisition-related transaction costs were not material and have been expensed as incurred and included in general and administrative expenses in the consolidated statements of operations. The business combination did not have a material impact on the Company’s consolidated financial statements for the year ended January 31, 2024.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	January 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$41,200	$(37,328)	$3,872	1.0
Customer relationships	15,200	(15,115)	85	0.3
Total	$56,400	$(52,443)	$3,957

	January 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$38,100	$(29,122)	$8,978	1.7
Customer relationships	15,200	(12,750)	2,450	0.8
Total	$53,300	$(41,872)	$11,428
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $10.6 million, $9.2 million and $9.1 million for the years ended January 31, 2024, 2023 and 2022, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s consolidated statements of operations.
As of January 31, 2024, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
2025	$3,164
2026	680
2027	113
2028	—
2029	—
Total	$3,957
6. Convertible Senior Notes
The net carrying amounts of the Company’s 2026 Notes (as defined herein) were as follows for the periods presented (in thousands):

	Years Ended January 31,
	2024	2023
Principal	$1,149,972	$1,149,972
Unamortized debt issuance costs	(6,699)	(10,092)
Net carrying amount	$1,143,273	$1,139,880
As of January 31, 2024, the total estimated fair value (Level 2) of the outstanding 2026 Notes, which is utilized solely for disclosure purposes, was approximately $2.2 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the interest expense related to the 2024 Notes (as defined herein) and 2026 Notes for the periods presented (in thousands):

	January 31, 2024		January 31, 2023		January 31, 2022
	2024 Notes	2026 Notes	2024 Notes (1)	2026 Notes	2024 Notes	2026 Notes
Contractual interest expense	$—	$2,875	$—	$2,859	$168	$2,876
Amortization of issuance costs	—	3,393	—	3,375	647	3,358
Total	$—	$6,268	$—	$6,234	$815	$6,234
(1) The aggregate principal amount outstanding of the 2024 Notes was redeemed by the Company in December 2021.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
During the three months ended January 31, 2024, the conditional conversion feature of the 2026 Notes was triggered as the last reported sale price of the Company's common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on January 31, 2024 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are currently convertible, in whole or in part, at the option of the holders from February 1, 2024, through April 30, 2024. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company has the election of repaying the 2026 Notes in cash, shares of the Company’s common stock, or a combination of both, the Company continued to classify the 2026 Notes as long-term debt on the Company’s consolidated balance sheet as of January 31, 2024.
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
The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2024 Notes or 2026 Notes, with such offset subject to a cap based on the cap price. The Capped Calls associated with the 2024 Notes and 2026 Notes cover, subject to anti-dilution adjustments, approximately 4.4 million shares and 5.4 million shares of the Company’s common stock, respectively. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and the announcement of such events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and not part of the terms of the 2024 Notes and 2026 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $37.1 million and $93.8 million incurred to purchase the Capped Calls associated with the 2024 Notes and 2026 Notes, respectively, was recorded as a reduction to additional paid-in capital and will not be remeasured. The Company did not unwind any of its Capped Calls through January 31, 2024.
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
Lease Costs
The components of the Company’s lease costs included in its consolidated statements of operations were as follows (in thousands):

	Years Ended January 31,
	2024	2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$3,975	$3,974
Interest on finance lease liabilities	2,590	2,891
Operating lease cost	11,693	11,437
Short-term lease cost	5,465	2,808
Total lease cost	$23,723	$21,110
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the consolidated balance sheets as follows (in thousands):

	Years Ended January 31,
	2024	2023
Finance Lease:
Property and equipment, net	$23,514	$27,489
Other accrued liabilities (current)	6,179	5,483
Other liabilities, non-current	37,511	43,690
Operating Leases:
Operating lease right-of-use assets	$37,365	$41,194
Operating lease liabilities (current)	9,797	8,686
Operating lease liabilities, non-current	30,918	36,264

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Years Ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$2,590	$2,891
Operating cash flows from operating leases	12,336	11,932
Financing cash flows from finance lease	5,483	4,510
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,537	9,346
Weighted-average remaining lease term (in years):
Finance lease	5.9	6.9
Operating leases	5.4	6.1
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	5.7%	6.0%
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of January 31, 2024 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
2025	$8,445	$11,799
2026	8,711	9,304
2027	8,711	6,517
2028	8,711	5,697
2029	8,711	5,466
Thereafter	7,985	7,999
Total minimum payments	51,274	46,782
Less imputed interest	(7,584)	(6,067)
Present value of future minimum lease payments	43,690	40,715
Less current obligations under leases	(6,179)	(9,797)
Non-current lease obligations	$37,511	$30,918

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Commitments and Contingencies
The following table includes certain non-cancelable agreements primarily for subscription, marketing services and cloud infrastructure capacity commitments entered into by the Company (in thousands):

Year Ending January 31,	Other Obligations
2025	$281,222
2026	333,314
2027	270,003
2028	276,646
2029	5,465
Thereafter	—
Total minimum payments	$1,166,650
Refer to Note 7, Leases, for further details on obligations under non-cancelable finance and operating leases, including future minimum lease payments.
Non-cancelable Material Commitments
Other than certain non-cancelable operating leases described in Note 7, Leases, during the year ended January 31, 2024, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
Other Commitments
The Company has entered into irrevocable, standby letters of credit, which serve as security deposits for certain of the Company’s leases and expire through June 2026. The maximum amount that can be drawn under these letters of credit is $1.3 million. As of January 31, 2024, no amounts have been drawn under the letters of credit.
Legal Matters
From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on March 12, 2019, Realtime Data LLC (“Realtime”) filed a lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company is infringing three U.S. patents that it holds. On May 4, 2021, the District Court granted certain defendants' motion to dismiss without prejudice. Realtime filed an amended complaint on May 18, 2021, which the District Court dismissed on August 23, 2021. On August 25, 2021, Realtime filed a notice of appeal of the Delaware District Court’s order. The oral argument took place before the U.S. Court of Appeals for the Federal Circuit on February 10, 2023. On August 2, 2023, the U.S. Court of Appeals for the Federal Circuit issued an opinion affirming the District Court's order in favor of the Company. On October 31, 2023, Realtime filed a Petition for a Writ of Certiorari in the U.S. Supreme Court requesting the U.S. Supreme Court to review the lower court's decision. On January 8, 2024, the U.S. Supreme Court denied Realtime’s Writ of Certiorari, leaving the decision by the U.S.Court of Appeals for the Federal Circuit, invalidating the at-issue patents, intact. We consider this matter closed.
The Company investigates all claims, litigation and other legal matters as they arise. Although claims and litigation are inherently unpredictable, as of January 31, 2024, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Years Ended January 31,
	2024	2023	2022
Primary geographical markets:
Americas	$1,016,324	$781,763	$527,081
EMEA	469,082	361,566	257,846
Asia Pacific	197,605	140,711	88,855
Total	$1,683,011	$1,284,040	$873,782

Subscription product categories and services:
MongoDB Atlas-related	$1,105,351	$808,263	$492,287
Other subscription	521,975	426,859	349,760
Services	55,685	48,918	31,735
Total	$1,683,011	$1,284,040	$873,782
Customers located in the United States accounted for 54%, 55% and 54% of total revenue for the years ended January 31, 2024, 2023 and 2022, respectively. No other country accounted for 10% or more of revenue for the periods presented.
As of January 31, 2024 and 2023, the majority of the Company’s long-lived assets were located in the United States and Ireland.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances as of January 31, 2024, 2023 and 2022 was $377.4 million, $460.3 million and $375.2 million, respectively. Approximately 25% and 27% of the total revenue recognized in the years ended January 31, 2024 and 2023 was from deferred revenue at the beginning of each respective period.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of January 31, 2024, the aggregate transaction price allocated to remaining performance obligations was $591.4 million. Approximately 53% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of January 31, 2024, 2023 and 2022, unbilled receivables were $22.7 million, $9.7 million and $6.1 million, respectively.
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2022	$4,966
Provision	5,595
Recoveries/write-offs	(4,199)
Balance at January 31, 2023	$6,362
Provision	8,520
Recoveries/write-offs	(6,828)
Balance at January 31, 2024	$8,054
The increase in allowance for doubtful accounts at January 31, 2024 was primarily driven by the increase in sales of our products and services.
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $294.2 million and $252.4 million as of January 31, 2024 and 2023, respectively, of which $201.7 million and $168.9 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of January 31, 2024 and 2023, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s consolidated statements of operations, was $99.5 million, $79.6 million and $49.1 million for years ended January 31, 2024, 2023 and 2022, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
10. Equity Incentive Plans and Employee Stock Purchase Plan
2008 Stock Incentive Plan and 2016 Equity Incentive Plan
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”), primarily for the purpose of granting stock-based awards to employees, directors and consultants, including stock options, restricted stock units (“RSUs”) and other stock-based awards. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan. Stock options granted under the stock option plans may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. All outstanding stock options as of January 31, 2024 were

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
granted as NSOs with the exception of one ISO award. The exercise prices of the stock option grants must be no less than 100% of the fair value of the common stock on the grant date as determined by the Board of Directors. If, at the date of grant, the optionee owns more than 10% of the total combined voting power of all classes of outstanding stock (a “10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the date of grant as determined by the Board of Directors. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for ISOs granted to any 10% stockholder. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. RSU awards granted to new employees generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
Pursuant to the terms of the 2016 Plan, the shares of the Company’s common stock reserved for issuance was increased by 3.5 million shares in February 2023. As of January 31, 2024, the Company has approximately 13.7 million shares of common stock available for future grants.
Stock Options
The following table summarizes stock option activity for the periods presented (in thousands, except share and per share data and years):

	Options Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2022	2,591,894	$7.46	3.9	$1,030,680
Options exercised	(801,272)	7.12
Options forfeited and expired	(809)	5.72
Balance - January 31, 2023	1,789,813	7.60	3.3	313,980
Options exercised	(953,643)	7.14
Options forfeited and expired	(547)	5.81
Balance - January 31, 2024	835,623	$8.14	2.6	$327,884
Options vested and exercisable - January 31, 2023	1,789,813	$7.60	3.3	$313,980
Options vested and exercisable - January 31, 2024	835,623	$8.14	2.6	$327,884
Stock options vested and expected to vest - January 31, 2024	835,623	$8.14	2.6	$327,884
There were no options granted during the years ended January 31, 2024 and 2023. The intrinsic value of options exercised for the years ended January 31, 2024, 2023 and 2022 was determined to be $308.0 million, $211.1 million and $469.1 million, respectively.
There were no options vested during the years ended January 31, 2024 and 2023. The aggregate grant date fair value of stock options vested during the year ended January 31, 2022, was $1.3 million. As of January 31, 2024, there was no unrecognized stock-based compensation expense related to outstanding stock options.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Units
The following table summarizes RSU activity for the years ended January 31, 2024 and 2023:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2022	3,226,759	$258.85
RSUs granted	2,224,117	288.84
RSUs vested	(1,511,529)	224.04
RSUs forfeited and canceled	(459,141)	293.40
Unvested - January 31, 2023	3,480,206	288.58
RSUs granted	2,272,014	267.56
RSUs vested	(1,690,527)	254.02
RSUs forfeited and canceled	(495,287)	295.61
Unvested - January 31, 2024	3,566,406	$290.59
As of January 31, 2024, there was $967.5 million of unrecognized stock-based compensation expense related to outstanding RSUs that is expected to be recognized over a weighted-average period of 2.73 years.
Executive Performance Share Awards
During three months ended April 30, 2022, the Company created a long-term performance-based equity award program and granted performance share units (“PSUs”) to the Company’s CEO and certain other executives. The vesting of PSUs is conditioned upon the achievement of certain targets.The PSUs vest annually over a period of three years from the date of grant, subject to the executive’s continued employment with the Company. Each vested PSU entitles the executive to one share of common stock. A PSU performance factor of 100 will result in the targeted number of PSUs being vested. The minimum percentage of PSUs that can vest is zero, with a maximum percentage of 200. On each date of grant, the Company assumes a performance factor of 100.
The following table summarizes PSU activity for the years ended January 31, 2024 and 2023:

	Shares	Weighted-Average Grant Date Fair Value per PSU
Balance - January 31, 2022	—	$—
PSUs granted	74,823	316.49
PSUs vested	—	—
PSUs forfeited and canceled	(4,095)	316.49
Balance - January 31, 2023	70,728	316.49
PSUs granted	127,792	216.79
PSUs vested	(22,991)	316.49
Adjustment for performance achievement	(315)	316.49
PSUs forfeited and canceled	(18,657)	238.67
Balance - January 31, 2024	156,557	$244.06
The grant date fair value of PSUs was determined by using the market price of the Company’s common stock on the date of the grant. Compensation expense is recognized over the requisite service period based on the probability of the performance conditions being satisfied using the accelerated attribution method. Following the completion of the performance year, the achieved PSU performance factor was 151.0 and 98.5 for the years ended January 31, 2024 and 2023, respectively. The Company recognized $24.1 million and $11.5 million of compensation expense related to these PSUs for the years ended January 31, 2024 and 2023, respectively. As of January 31, 2024, the Company had $21.0 million of total unrecognized compensation cost related to these PSUs, which it expects to be recognized over a weighted-average period of 2.03 years.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
As of November 1, 2021, the Company does not expect to grant stock appreciation rights in the future and will instead grant RSUs to its employees in China. Therefore, no China SAR Plan units were granted for the years ended January 31, 2024 and 2023.
For the year ended January 31, 2022 the Company granted 5,532 units of the China SAR Plan at a weighted average strike price of $386.23 per share.
During the years ended January 31, 2024, 2023 and 2022, upon the vesting of 619, 1,141 and 1,296 units, respectively, the total expense recognized related to China SAR was $3.3 million, $2.5 million and $1.6 million, respectively. As of January 31, 2024 and 2023, the Company’s liability balance related to the China SAR Plan was $5.8 million and $3.3 million, respectively. These amounts were recorded as part of the accrued compensation and benefits on the Company’s consolidated balance sheets and recognized as bonus expense in the Company’s consolidated statements of operations. During the year ended January 31, 2024, the Company paid $0.6 million in cash upon the exercise of 1,890 units. As of January 31, 2024, there were 15,098 China SAR Plan units outstanding of which 60 units remained unvested.
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
Pursuant to the terms of the 2017 ESPP, the shares of the Company’s common stock reserved for issuance was increased by 699,066 shares in February 2023. As of January 31, 2024, there were 3,533,472 shares of the Company’s common stock available for future issuance under the 2017 ESPP.
During the years ended January 31, 2024, 2023 and 2022 there were 167,574, 149,352 and 85,401 shares, respectively, of common stock purchased under the ESPP. The total expense related to the ESPP for years ended January 31, 2024, 2023 and 2022 was $16.4 million, $13.7 million and $9.4 million, respectively. As of January 31, 2024, there was $5.9 million of unrecognized stock-based compensation expense related to the ESPP offering period expected to end in June 2024.
The fair value of the purchase rights granted under the 2017 ESPP was estimated on the first day of the offering period using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2024	2023	2022
Expected term (in years)	0.50	0.50	0.50
Expected volatility	46% - 69%	90% - 92%	56% - 61%
Risk-free interest rate	5.35% - 5.36%	2.24% - 4.68%	0.06% - 0.13%
Dividend yield	—%	—%	—%

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended January 31,
	2024	2023	2022
Cost of revenue—subscription	$23,677	$19,682	$14,387
Cost of revenue—services	12,733	10,565	6,325
Sales and marketing	159,907	143,073	91,947
Research and development	198,927	159,099	104,335
General and administrative	61,663	49,035	34,075
Total stock-based compensation expense	$456,907	$381,454	$251,069

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended January 31,
	2024	2023	2022
Numerator:
Net loss	$(176,600)	$(345,398)	$(306,866)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	71,248,982	68,628,267	64,563,032

Net loss per share, basic and diluted	$(2.48)	$(5.03)	$(4.75)
Prior to the adoption of ASU 2020-06, the Company calculated the potential dilutive effect of its 2024 Notes and 2026 Notes under the treasury stock method. As a result, only the amount by which the conversion value exceeded the aggregate principal amount of the 2024 Notes and 2026 Notes (the “conversion spread”) was considered in the diluted earnings per share computation. The conversion spread only had a dilutive impact on diluted net income per share when the average market price of the Company’s common stock for a given period exceeded the initial conversion price of $68.15 per share for the 2024 Notes and $211.20 per share for the 2026 Notes.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Years Ended January 31,
	2024	2023	2022
Stock options pursuant to the 2016 Equity Incentive Plan	428,408	571,680	778,172
Stock options pursuant to the 2008 Stock Incentive Plan	884,057	1,599,415	2,391,439
Unvested restricted stock units	4,162,660	3,860,345	3,680,895
Unvested executive PSUs	214,565	69,667	—
Early exercised stock options	—	—	102
Shares underlying the conversion option of the 2024 Notes	—	—	231,637
Shares underlying the conversion option of the 2026 Notes	5,445,002	5,445,039	5,445,107
Total	11,134,692	11,546,146	12,527,352
12. Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Years Ended January 31,
	2024	2023	2022
United States	$(138,936)	$(253,433)	$(161,502)
Foreign	(24,580)	(79,821)	(141,387)
Total	$(163,516)	$(333,254)	$(302,889)
The components of the provision for income taxes were as follows (in thousands):

	Years Ended January 31,
	2024	2023	2022
Current:
Federal	$522	$844	$426
State	289	59	80
Foreign	13,363	11,812	6,005
Total	14,174	12,715	6,511
Deferred:
Federal	42	(13)	(1,574)
State	46	24	6
Foreign	(1,178)	(582)	(966)
Total	(1,090)	(571)	(2,534)
Provision for income taxes	$13,084	$12,144	$3,977

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	Years Ended January 31,
	2024	2023	2022
Income tax benefit at statutory rate	$(34,339)	$(69,983)	$(63,606)
State taxes, net of federal benefit	265	66	68
Impact of foreign income taxes	17,371	27,892	34,730
Foreign branch income included in the United States	1,525	1,353	1,175
Stock-based compensation	(64,721)	(39,669)	(138,842)
Non-deductible expenses	17,863	1,318	2,200
Officer compensation in excess of $1 million	8,729	7,085	9,117
Change in valuation allowance	100,548	106,156	175,664
Research and development credits	(31,596)	(19,395)	(14,932)
Foreign tax credit	(3,014)	(3,349)	(2,470)
Foreign withholding tax expense	522	844	426
Prior year true ups	(47)	(278)	447
Other	(22)	104	—
Provision for income taxes	$13,084	$12,144	$3,977
The increase in the provision for income taxes during the years ended January 31, 2024 and January 31, 2023 was primarily due to an increase in foreign taxes as the Company continued its global expansion. In addition, the overall provision for income taxes for the year ended January 31, 2022 was lower due to a reduction in the valuation allowance as a result of goodwill from an immaterial business combination and the impact from the adoption of ASU 2020-06.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Significant components of the Company’s deferred tax assets are shown in the following table as of January 31, 2024 and 2023, respectively (in thousands):

	Years Ended January 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$753,189	$689,166
Deferred revenue	67,167	82,607
Finance and operating lease liabilities	19,282	22,182
Capitalized research and development costs	125,142	68,409
Other reserves	20,729	24,195
Gross deferred tax assets	985,509	886,559
Valuation allowance	(903,663)	(809,006)
Total deferred tax assets, net of valuation allowance	81,846	77,553
Deferred tax liabilities:
Finance and operating lease right-of-use assets	(13,204)	(15,962)
Convertible senior notes	—	—
Deferred commission	(61,483)	(52,194)
Other liabilities and accruals	(3,326)	(7,058)
Total deferred tax liabilities	(78,013)	(75,214)
Net deferred tax assets	$3,833	$2,339
Deferred tax assets are recognized when management believes it more likely than not that they will be realized. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of January 31, 2024, 2023 and 2022 was $903.7 million, $809.0 million and $677.3 million, respectively. The valuation allowance increased by $94.7 million and $131.7 million during the years ended January 31, 2024 and 2023, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment.

As of January 31, 2024 the Company had net operating loss carryforwards for U.S. federal, state, Irish and U.K. income tax purposes of $2.1 billion, $2.0 billion, $781.5 million and $64.6 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2025 for state purposes. Ireland, U.K. and the U.S. federal losses for years after January 31, 2019 allows for operating losses to be carried forward indefinitely. The Company also has U.S. federal and state research credit carryforwards of $133.4 million and $11.8 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2025 for state purposes. Furthermore, the Company has U.S. foreign tax credit carryforwards of $9.9 million and U.S. charitable contribution carryforwards of $0.6 million, which will begin to expire in the year ending January 31, 2030 and January 31, 2025, respectively. Utilization of the federal net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.

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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following table summarizes the changes in the Company’s unrecognized gross tax benefits during the periods presented (in thousands):

	Years Ended January 31,
	2024	2023	2022
Unrecognized tax benefits at beginning of year	$29,284	$22,698	$17,484
Increase (decrease) in tax positions in prior years	1,692	(177)	(1,894)
Additions based on tax positions in the current year	50,628	6,763	7,108
Unrecognized tax benefits at end of year	$81,604	$29,284	$22,698
In FY24, the Company recorded an addition in reserves for tax positions in prior years related to U.S. research and development tax credits. Additionally, the Company recorded additional intangible development costs for the current and historical years. As of January 31, 2024, $0.7 million of these total unrecognized tax benefits would have an impact on the Company’s effective tax rate if recognized.

We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

The Company is not currently under Internal Revenue Service, state, or foreign income tax examination with the exception of an audit in France for which the Company does not expect a material outcome. The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in the United States for federal and certain states. All tax years remain open to examination for both federal and state purposes as a result of the net operating loss and credit carryforwards. The Company files foreign tax returns in various locations. These foreign returns are open to examination for the fiscal years ending January 31, 2015 through January 31, 2023.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2024. Based on the evaluation of our disclosure controls and procedures as of January 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2024. The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

During the three months ended January 31, 2024, two members of our board of directors adopted the following Rule 10b5-1 trading arrangements:

On December 26, 2023 Charles M. Hazard, Jr. adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Hazard’s plan is for the sale of up to 10,000 shares of our common stock and 2,000 shares of our common stock held through a trust account in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and March 1, 2025, subject to early termination for certain specified events set forth in the plan.

On January 9, 2024 Archana Agrawal adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Agrawal’s plan is for the sale of up to 650 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and January 9, 2025, subject to early termination for certain specified events set forth in the plan.

During the three months ended January 31, 2024, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2024 and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements

Schedules have been omitted either because they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/17

3.2	Amended and Restated Bylaws of Registrant	S-1	333-220557	3.4	9/21/17

3.3	Certificate of Retirement	8-K	001-38240	3.1	6/16/20

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/17

4.2	Indenture, dated as of January 14, 2020, by and between MongoDB, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	1/14/20

4.3	Form of Global Note, representing MongoDB, Inc.’s 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38240	4.2	1/14/20

4.4	Description of Registered Securities					x

10.1#	2008 Stock Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder, as amended to date	S-1	333-220557	10.1	9/21/17

10.2#	Amended and Restated 2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Award Agreement thereunder	S-1/A	333-220557	10.2	10/6/17

10.3#	Amended and Restated Form of Restricted Stock Unit Award Agreement, effective as of March 1, 2022	10-K	001-38240	10.3	3/18/22

10.4#	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2016 Equity Incentive Plan	10-K	001-38240	10.3	3/30/18

10.5#	2016 China Stock Appreciation Rights Plan and Form of China Stock Appreciation Rights Award Agreement	S-1/A	333-220557	10.3	10/6/17

10.6#	2017 Employee Stock Purchase Plan	10-Q	001-38240	10.1	9/2/22

10.7#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-220557	10.5	9/21/17

10.8#	Second Amended and Restated Offer Letter, dated December 20, 2021, by and between the Registrant and Dev Ittycheria	10-K	001-38240	10.8	3/18/22

10.9#	Second Amended and Restated Offer Letter, dated December 21, 2021, by and between the Registrant and Michael Gordon	10-K	001-38240	10.9	3/18/22

10.10#	Amended and Restated Employment Agreement, dated January 10, 2022, by and between MongoDB Switzerland GmbH and Cedric Pech	10-K	001-38240	10.1	3/18/22

10.11#	Amended and Restated Offer Letter, dated December 21, 2021, by and between the Registrant and Mark Porter	10-K	001-38240	10.11	3/18/22

10.12#	Addendum to Employment Agreement, dated February 22, 2023, by and between the Registrant and Mark Porter	10-Q	001-38240	10.1	6/2/23

10.13#	Separation Agreement, dated June 27, 2023, by and between the Registrant and Mark Porter	10-Q	001-38240	10.1	9/1/23

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.14	Lease, between PGREF I 1633 Broadway Tower, L.P. and MongoDB, Inc., dated December 14, 2017	10-K	001-38240	10.12	3/30/18

10.15	Purchase Agreement, dated June 25, 2018, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-38240	99.1	6/28/18

10.16	Form of Confirmation for 2018 Capped Call Transactions	8-K	001-38240	99.2	6/28/18

10.17	Purchase Agreement, dated January 9, 2020, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Barclays Capital, Inc. and Citigroup Global Markets, Inc.	8-K	001-38240	99.1	1/14/20

10.18	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-38240	99.2	1/14/20

10.19#	Form of Performance-Based Restricted Stock Unit Award Agreement					x

21.1	Subsidiaries of the Registrant					x

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

97	Financial Restatement Compensation Recoupment Policy					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: March 15, 2024	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dev Ittycheria	President, Chief Executive Officer and Director	March 15, 2024
Dev Ittycheria	(Principal Executive Officer)

/s/ Michael Gordon	Chief Operating Officer and Chief Financial Officer	March 15, 2024
Michael Gordon	(Principal Financial Officer)

/s/ Thomas Bull	Chief Accounting Officer	March 15, 2024
Thomas Bull	(Principal Accounting Officer)

/s/ Tom Killalea	Director	March 15, 2024
Tom Killalea

/s/ Archana Agrawal	Director	March 15, 2024
Archana Agrawal

/s/ Roelof Botha	Director	March 15, 2024
Roelof Botha

/s/ Hope Cochran	Director	March 15, 2024
Hope Cochran

/s/ Francisco D’Souza	Director	March 15, 2024
Francisco D’Souza

/s/ Charles M. Hazard, Jr.	Director	March 15, 2024
Charles M. Hazard, Jr.

/s/ Ann Lewnes	Director	March 15, 2024
Ann Lewnes

/s/ Dwight Merriman	Director	March 15, 2024
Dwight Merriman

/s/ John McMahon	Director	March 15, 2024
John McMahon