Form 10-Q
period 2024-04-30
MongoDB, Inc.
filed 2024-05-31
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of May 29, 2024, there were 73,350,695 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	April 30, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$815,704	$802,959
Short-term investments	1,258,292	1,212,448
Accounts receivable, net of allowance for doubtful accounts of $7,814 and $8,054 as of April 30, 2024 and January 31, 2024, respectively	266,025	325,610
Deferred commissions	93,390	92,512
Prepaid expenses and other current assets	218,914	50,107
Total current assets	2,652,325	2,483,636
Property and equipment, net	50,214	53,042
Operating lease right-of-use assets	34,807	37,365
Goodwill	69,679	69,679
Acquired intangible assets, net	1,303	3,957
Deferred tax assets	4,524	4,116
Other assets	221,577	217,847
Total assets	$3,034,429	$2,869,642
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,349	$9,905
Accrued compensation and benefits	110,234	112,579
Operating lease liabilities	9,881	9,797
Other accrued liabilities	84,110	74,831
Deferred revenue	323,920	357,108
Total current liabilities	537,494	564,220
Deferred tax liability	770	285
Operating lease liabilities	28,417	30,918
Deferred revenue	16,210	20,296
Convertible senior notes, net	1,144,125	1,143,273
Other liabilities	38,157	41,661
Total liabilities	1,765,173	1,800,653
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of April 30, 2024 and January 31, 2024; 73,449,966 shares issued and 73,350,595 shares outstanding as of April 30, 2024; 72,840,692 shares issued and 72,741,321 shares outstanding as of January 31, 2024	73	73
Additional paid-in capital	3,068,730	2,777,322
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of April 30, 2024 and January 31, 2024	(1,319)	(1,319)
Accumulated other comprehensive (loss) income	(6,003)	4,545
Accumulated deficit	(1,792,225)	(1,711,632)
Total stockholders’ equity	1,269,256	1,068,989
Total liabilities and stockholders’ equity	$3,034,429	$2,869,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue:
Subscription	$436,896	$354,714
Services	13,665	13,566
Total revenue	450,561	368,280
Cost of revenue:
Subscription	100,762	78,173
Services	21,935	19,276
Total cost of revenue	122,697	97,449
Gross profit	327,864	270,831
Operating expenses:
Sales and marketing	219,444	182,733
Research and development	146,060	116,817
General and administrative	60,546	39,828
Total operating expenses	426,050	339,378
Loss from operations	(98,186)	(68,547)
Other (expense) income:
Interest income	23,111	18,037
Interest expense	(1,897)	(2,393)
Other (expense) income, net	(1,040)	1,144
Loss before provision for income taxes	(78,012)	(51,759)
Provision for income taxes	2,581	2,487
Net loss	$(80,593)	$(54,246)
Net loss per share, basic and diluted	$(1.10)	$(0.77)
Weighted-average shares used to compute net loss per share, basic and diluted	72,990,141	70,177,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net loss	$(80,593)	$(54,246)
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on available-for-sale securities	(9,541)	818
Foreign currency translation adjustment	(1,007)	921
Other comprehensive (loss) income	(10,548)	1,739
Total comprehensive loss	$(91,141)	$(52,507)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	72,741,321	$73	$2,777,322	$(1,319)	$4,545	$(1,711,632)	$1,068,989
Stock option exercises	132,617	—	953	—	—	—	953
Vesting of restricted stock units	399,213	—	—	—	—	—	—
Vesting of performance stock units	77,444	—	—	—	—	—	—
Stock-based compensation	—	—	120,763	—	—	—	120,763
Unrealized loss on available-for-sale securities	—	—	—	—	(9,541)	—	(9,541)
Foreign currency translation adjustment	—	—	—	—	(1,007)	—	(1,007)
Reclassification of derivative related to the Capped Call associated with the 2024 Notes	—	—	169,692	—	—	—	169,692
Net loss	—	—	—	—	—	(80,593)	(80,593)
Balances as of April 30, 2024	73,350,595	$73	$3,068,730	$(1,319)	$(6,003)	$(1,792,225)	$1,269,256

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	69,906,586	$70	$2,276,694	$(1,319)	$(905)	$(1,535,032)	$739,508
Stock option exercises	213,713	—	1,472	—	—	—	1,472
Vesting of restricted stock units	388,017	1	—	—	—	—	1
Vesting of performance stock units	22,991	—	—	—	—	—	—
Stock-based compensation	—	—	103,955	—	—	—	103,955
Unrealized gain on available-for-sale securities	—	—	—	—	818	—	818
Foreign currency translation adjustment	—	—	—	—	921	—	921
Net loss	—	—	—	—	—	(54,246)	(54,246)
Balances as of April 30, 2023	70,531,307	$71	$2,382,121	$(1,319)	$834	$(1,589,278)	$792,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities
Net loss	$(80,593)	$(54,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,826	4,373
Stock-based compensation	120,763	103,955
Amortization of debt discount and issuance costs	852	847
Amortization of finance right-of-use assets	993	994
Amortization of operating right-of-use assets	2,479	2,225
Deferred income taxes	7	(188)
Amortization of premium and accretion of discount on short-term investments, net	(7,781)	(13,230)
Unrealized gain on financial instruments	(479)	(2,226)
Unrealized foreign exchange loss	115	429
Change in operating assets and liabilities:
Accounts receivable, net	59,326	73,364
Prepaid expenses and other current assets	1,233	(2,909)
Deferred commissions	(4,820)	2,664
Other long-term assets	166	(46)
Accounts payable	(547)	(304)
Accrued liabilities	6,526	(12,631)
Operating lease liabilities	(2,185)	(2,394)
Deferred revenue	(37,431)	(47,266)
Other liabilities, non-current	163	319
Net cash provided by operating activities	63,613	53,730
Cash flows from investing activities
Purchases of property and equipment	(539)	(623)
Investments in non-marketable securities	—	(1,306)
Proceeds from maturities of marketable securities	125,000	280,000
Purchases of marketable securities	(172,604)	(66,789)
Net cash (used in) provided by investing activities	(48,143)	211,282
Cash flows from financing activities
Proceeds from exercise of stock options	953	1,472
Principal repayments of finance leases	(2,093)	(1,342)
Net cash (used in) provided by financing activities	(1,140)	130
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,583)	709
Net increase in cash, cash equivalents and restricted cash	12,747	265,851
Cash, cash equivalents and restricted cash, beginning of period	803,643	456,339
Cash, cash equivalents and restricted cash, end of period	$816,390	$722,190
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$2,973	$3,146
Interest expense	$599	$677
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$815,704	$721,787
Restricted cash, non-current	686	403
Total cash, cash equivalents and restricted cash	$816,390	$722,190
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
The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the “2024 Form 10-K”).
Use of Estimates
The preparation of the interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives and carrying values of acquired intangible assets and property and equipment, fair value of financial instruments and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
The global macroeconomic conditions, including slower economic growth, persistent inflation and a high interest rate environment, continue to impact demand and supply for a broad variety of goods and services, including demand from the Company’s customers.
Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or adjust the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in the Company’s 2024 Form 10-K.
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
3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of April 30, 2024 and January 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of April 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$477,496	$—	$—	$477,496
Short-term investments:
U.S. government treasury securities	1,258,292	—	—	1,258,292
Prepaid expenses and other current assets:
Derivative asset	—	170,215	—	170,215
Total financial assets	$1,735,788	$170,215	$—	$1,906,003

	Fair Value Measurement as of January 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$512,456	$—	$—	$512,456
Short-term investments:
U.S. government treasury securities	1,212,448	—	—	1,212,448
Total financial assets	$1,724,904	$—	$—	$1,724,904
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of April 30, 2024 and January 31, 2024 (in thousands):

	April 30, 2024			January 31, 2024
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Due within one year	$676,643	$(1,758)	$674,885	$520,006	$(543)	$519,463
Due after one year and within three years	588,959	(5,552)	583,407	690,211	2,774	692,985
Total short-term investments	$1,265,602	$(7,310)	$1,258,292	$1,210,217	$2,231	$1,212,448
As of April 30, 2024, unrealized losses on the Company’s U.S. government treasury securities were approximately $7.3 million. As of January 31, 2024, unrealized gains on the Company’s U.S. government treasury securities were approximately $2.2 million. These unrealized gains and losses were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Because the decline in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of April 30, 2024. Gross realized gains and losses were not material for both the three months ended April 30, 2024 and 2023. There were no short-term investments in a continuous loss position for greater than twelve months.
Convertible Senior Notes and Capped Calls
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes as of April 30, 2024 to be a Level 2 measurement due to limited trading activity of the convertible senior notes.
The fair value measurements for the derivative asset related to the Capped Calls associated with the 2024 Notes are determined using the Black-Scholes option-pricing model with Level 1 and Level 2 inputs. The derivative asset was recognized as a result of the Company electing to cash settle the Capped Calls associated with the 2024 Notes (as defined herein).
Refer to Note 5, Convertible Senior Notes, for further details on the convertible senior notes and Capped Calls.
Non-marketable Securities
As of April 30, 2024 and January 31, 2024, the total amount of non-marketable equity and debt securities included in other assets on the Company’s condensed consolidated balance sheets was $12.9 million. The Company did not make additional investments during the three months ended April 30, 2024 and invested an additional $1.3 million of its cash in non-marketable equity securities during the three months ended April 30, 2023. The Company recognized an immaterial net unrealized loss during the three months ended April 30, 2024 on certain of these non-marketable securities and net unrealized gain of $2.2 million during the three months ended April 30, 2023. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2024 Form 10-K for further information. The Company considers these assets as Level 3 within the fair value hierarchy when an impairment or observable price changes in orderly transactions are recognized on these non-marketable securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	April 30, 2024	January 31, 2024
Balance, beginning of the year	$69,679	$57,779
Increase in goodwill related to business combinations	—	11,900
Balance, end of the year	$69,679	$69,679
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
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	April 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$41,200	$(39,897)	$1,303	1.9
Customer relationships	15,200	(15,200)	—	—
Total	$56,400	$(55,097)	$1,303

	January 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$41,200	$(37,328)	$3,872	1.0
Customer relationships	15,200	(15,115)	85	0.3
Total	$56,400	$(52,443)	$3,957
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $2.7 million and $2.3 million for the three months ended April 30, 2024 and 2023, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s interim condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s interim condensed consolidated statements of operations.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of April 30, 2024, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2025	$510
2026	680
2027	113
2028	—
2029	—
Total	$1,303

5. Convertible Senior Notes
The net carrying amounts of the Company’s 2026 Notes (as defined herein) were as follows for the periods presented (in thousands):

	April 30, 2024	January 31, 2024
Principal	$1,149,972	$1,149,972
Unamortized debt issuance costs	(5,847)	(6,699)
Net carrying amount	$1,144,125	$1,143,273

As of April 30, 2024, the estimated fair value (Level 2) of the outstanding 2026 Notes, which is utilized solely for disclosure purposes, was approximately $2.0 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
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
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2024 Form 10-K for further information on the 2026 Notes.
During the three months ended April 30, 2024, the conditional conversion feature of the 2026 Notes was triggered as the last reported sale price of the Company's common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on April 30, 2024 (the last trading day of the fiscal quarter) and therefore the 2026 Notes are convertible, in whole or in part, from May 1, 2024 through July 31, 2024. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future.
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
In April 2024, the Company elected cash settlement for the Capped Calls associated with the 2024 Notes. The settlement period of the Capped Calls associated with the 2024 Notes ranges between April 2024 and June 2024 with cash

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
receipt in June 2024. Upon the cash settlement election, the instrument, initially indexed to the Company’s own stock, no longer met the criteria for equity classification and was reclassified from stockholder’s equity to assets on the Company’s condensed consolidated balance sheet. The reclassification resulted in the recognition of a derivative asset, with an estimated fair value at cash settlement election date of $169.7 million, with a corresponding increase in additional paid in capital, which is reflected as a noncash financing activity for the three months ended April 30, 2024. The derivative asset is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The fair value of the derivative instrument as of April 30, 2024, was $170.2 million and as a result the Company recognized an unrealized gain of $0.5 million, which was recorded in other income (expense), net, on the Company interim condensed consolidated statement of operations. The fair values of the derivative asset related to the Capped Calls associated with the 2024 Notes were determined using the Black-Scholes option-pricing model with significant inputs being the Company’s share price and the risk free rate, based on the Secured Overnight Offering Rate, at each valuation date. The impact of volatility was not significant on the fair value measurements.
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of its Capped Calls through April 30, 2024.
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2024 Form 10-K for further information on the Capped Calls and the 2024 Notes.

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
Lease Costs
The components of the Company’s lease costs included in its interim condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$993	$994
Interest on finance lease liabilities	599	676
Operating lease cost	3,023	2,658
Short-term lease cost	1,516	1,363
Total lease cost	$6,131	$5,691

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	April 30, 2024	January 31, 2024
Finance Lease:
Property and equipment, net	$22,521	$23,514
Other accrued liabilities, current	5,754	6,179
Other liabilities, non-current	35,843	37,511
Operating Leases:
Operating lease right-of-use assets	$34,807	$37,365
Operating lease liabilities, current	9,881	9,797
Operating lease liabilities, non-current	28,417	30,918
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of April 30, 2024 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2025	$5,754	$8,993
2026	8,711	9,265
2027	8,711	6,483
2028	8,711	5,664
2029	8,711	5,434
Thereafter	7,985	7,929
Total minimum payments	48,583	43,768
Less imputed interest	(6,986)	(5,470)
Present value of future minimum lease payments	41,597	38,298
Less current obligations under leases	(5,754)	(9,881)
Non-current lease obligations	$35,843	$28,417

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the three months ended April 30, 2024, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2024 Form 10-K.

Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims.
Although claims and litigation are inherently unpredictable, as of April 30, 2024, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended April 30,
	2024	2023
Primary geographical markets:
Americas	$272,093	$222,346
EMEA	123,296	105,123
Asia Pacific	55,172	40,811
Total	$450,561	$368,280

Subscription product categories and services:
MongoDB Atlas-related	$313,855	$237,756
Other subscription	123,041	116,958
Services	13,665	13,566
Total	$450,561	$368,280
Customers located in the United States accounted for 54% of total revenue for each of the three months ended April 30, 2024 and 2023. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of April 30, 2024 and January 31, 2024 was $340.1 million and $377.4 million, respectively. Approximately 33% and 45% of the total

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
revenue recognized for the three months ended April 30, 2024 and 2023, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of April 30, 2024, the aggregate transaction price allocated to remaining performance obligations was $586.5 million. Approximately 56% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of April 30, 2024 and January 31, 2024, unbilled receivables were $18.9 million and $22.7 million, respectively.
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2024	$8,054
Provision	1,573
Recoveries/write-offs	(1,813)
Balance as of April 30, 2024	$7,814
The decrease in allowance for doubtful accounts as of April 30, 2024 was primarily driven by the increased collections during the period.
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $299.1 million and $294.2 million as of April 30, 2024 and January 31, 2024, respectively, of which $205.7 million and $201.7 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of April 30, 2024 and January 31, 2024, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim condensed consolidated statements of operations, was $26.4 million and $23.6 million for the three months ended April 30, 2024 and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to eligible employees and non-statutory stock options to eligible employees, directors or consultants. The Company’s Board of Directors, or a committee thereof, determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. There were no stock options granted during the three months ended April 30, 2024.
The following table summarizes stock option activity for the three months ended April 30, 2024 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2024	835,623	$8.14	2.6	$327,884
Stock options exercised	(132,617)	7.18
Stock options forfeited and expired	—	—
Balance - April 30, 2024	703,006	$8.32	2.4	$250,877
Vested and exercisable - January 31, 2024	835,623	$8.14	2.6	$327,884
Vested and exercisable - April 30, 2024	703,006	$8.32	2.4	$250,877
Restricted Stock Units
The 2016 Plan provides for the issuance of RSUs to eligible employees, directors and consultants. RSUs granted to new employees generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
The following table summarizes RSU activity for the three months ended April 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2024	3,566,406	$290.59
RSUs granted	956,647	353.42
RSUs vested	(399,213)	274.70
RSUs forfeited and canceled	(119,565)	295.72
Unvested - April 30, 2024	4,004,275	$308.32
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The Company’s current offering period began on December 15, 2023 and is expected to end June 14, 2024.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s interim condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of revenue—subscription	$6,163	$5,514
Cost of revenue—services	3,255	2,948
Sales and marketing	39,613	37,606
Research and development	55,173	44,066
General and administrative	16,559	13,821
Total stock-based compensation expense	$120,763	$103,955

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net loss	$(80,593)	$(54,246)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	72,990,141	70,177,499

Net loss per share, basic and diluted	$(1.10)	$(0.77)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes. During the three months ended April 30, 2024, the Company elected a settlement in cash, as opposed to the Company’s common stock, of the Capped Calls associated with 2024 Notes, refer to Note 5. Convertible Senior Notes for more information.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended April 30,
	2024	2023
Stock options pursuant to the 2016 Equity Incentive Plan	350,634	504,452
Stock options pursuant to the 2008 Stock Incentive Plan	395,055	1,152,990
Unvested restricted stock units	3,833,040	4,054,925
Unvested executive PSUs	201,457	174,119
Shares underlying the conversion option of the 2026 Notes	5,445,002	5,445,002
Total	10,225,188	11,331,488

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Income Taxes
The Company recorded a provision for income taxes of $2.6 million and $2.5 million for the three months ended April 30, 2024 and 2023, respectively. The provisions recorded during both the three months ended April 30, 2024 and 2023 were driven by the increase in global income and the associated foreign taxes as the Company continues its global expansion. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of January 31, 2024, the Company’s net unrecognized tax benefits totaled $81.6 million, $0.7 million of which would have an impact on the Company’s effective tax rate if recognized.
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Effective in the first quarter of the Company’s fiscal year ending January 31, 2025, a number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on the Company’s condensed consolidated financial statements for the three months ended April 30, 2024. While the Company is monitoring developments and evaluating the potential impact on future periods, the Company does not expect Pillar Two to have a significant impact on its consolidated financial statements for the fiscal year ending January 31, 2025.
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

MONGODB, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the “2024 Form 10-K”). All information presented herein is based on our fiscal calendar year, which ends January 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years.
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

Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series and application-driven analytics that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 5,213 as of April 30, 2024, from 4,527 as of April 30, 2023.
We generate revenue primarily from sales of subscriptions, which accounted for 97% and 96% of our total revenue for the three months ended April 30, 2024 and 2023, respectively.

MONGODB, INC.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, vector search, time series and application-driven analytics. During the three months ended April 30, 2024, MongoDB Atlas revenue represented 70%, as compared to 65% of our total revenue during the three months ended April 30, 2023, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in MongoDB Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 25% and 28% of our subscription revenue for the three months ended April 30, 2024 and 2023, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
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
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% and 4% of our total revenue for the three months ended April 30, 2024 and 2023 respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide database software market, which it refers to as the database management software market, was $93 billion in 2023 growing to approximately $170 billion in 2028. This represents a 13% compound annual growth rate.
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
Adverse macroeconomic conditions include slower or negative economic growth, higher inflation and higher interest rates. During the three months ended April 30, 2024, the macroeconomic environment negatively impacted our business. For instance, we experienced slower than historical growth rates for our existing MongoDB Atlas applications. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.

We continue to monitor the developments of the macroeconomic environment and the geopolitical landscape. As these factors develop and we evaluate their impact on our business, we may adjust our business practices accordingly. For further

MONGODB, INC.
discussion of the potential impacts of these and other factors on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of April 30, 2024, we had over 49,200 customers across a wide range of industries and in over 100 countries, compared to over 43,100 customers as of April 30, 2023. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of April 30, 2024, we had over 7,100 customers that were sold through our direct sales force and channel partners, as compared to over 6,700 such customers as of April 30, 2023. These customers, which we refer to as our Direct Sales Customers, accounted for 87% of our subscription revenue for the three months ended April 30, 2024 and 88% of our subscription revenue for the three months ended April 30, 2023. We plan to continue to invest in acquiring new customers and additional workloads from existing customers across all of our channels. We had over 47,700 MongoDB Atlas customers as of April 30, 2024 compared to over 41,600 as of April 30, 2023. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the three months ended April 30, 2024, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth for the remainder of the year. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 2,137 and 1,761 as of April 30, 2024 and 2023, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, interest expense, gains and losses on financial instruments and gains and losses from foreign currency transactions.
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
Three Months Ended April 30, 2024 Summary
For the three months ended April 30, 2024, our total revenue increased to $450.6 million as compared to $368.3 million for the three months ended April 30, 2023, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $80.6 million for the three months ended April 30, 2024 as compared to $54.2 million for the three months ended April 30, 2023, primarily driven by higher sales and marketing spend and research and development costs during the three months ended April 30, 2024, partially offset by the increase in revenue.
Our operating cash flow was $63.6 million and $53.7 million for the three months ended April 30, 2024 and 2023, respectively.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended April 30,
	2024	2023
Consolidated Statements of Operations Data:
Revenue:
Subscription	$436,896	$354,714
Services	13,665	13,566
Total revenue	450,561	368,280
Cost of revenue:
Subscription(1)	100,762	78,173
Services(1)	21,935	19,276
Total cost of revenue	122,697	97,449
Gross profit	327,864	270,831
Operating expenses:
Sales and marketing(1)	219,444	182,733
Research and development(1)	146,060	116,817
General and administrative(1)	60,546	39,828
Total operating expenses	426,050	339,378
Loss from operations	(98,186)	(68,547)
Other income, net	20,174	16,788
Loss before provision for income taxes	(78,012)	(51,759)
Provision for income taxes	2,581	2,487
Net loss	$(80,593)	$(54,246)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of revenue—subscription	$6,163	$5,514
Cost of revenue—services	3,255	2,948
Sales and marketing	39,613	37,606
Research and development	55,173	44,066
General and administrative	16,559	13,821
Total stock‑based compensation expense	$120,763	$103,955

MONGODB, INC.

	Three Months Ended April 30,
	2024	2023
Percentage of Revenue Data:
Revenue:
Subscription	97%	96%
Services	3%	4%
Total revenue	100%	100%
Cost of revenue:
Subscription	22%	21%
Services	5%	5%
Total cost of revenue	27%	26%
Gross profit	73%	74%
Operating expenses:
Sales and marketing	49%	50%
Research and development	32%	32%
General and administrative	14%	11%
Total operating expenses	95%	93%
Loss from operations	(22)%	(19)%
Other income, net	5%	5%
Loss before provision for income taxes	(17)%	(14)%
Provision for income taxes	1%	1%
Net loss	(18)%	(15)%

Comparison of the Three Months Ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2024	2023	$	%
Subscription	$436,896	$354,714	$82,182	23%
Services	13,665	13,566	99	1%
Total revenue	$450,561	$368,280	$82,281	22%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $82.2 million primarily due to an increase of $71.1 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period. The increase in services revenue was driven primarily by an increase in delivery of training services.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2024	2023	$	%
Subscription cost of revenue	$100,762	$78,173	$22,589	29%
Services cost of revenue	21,935	19,276	2,659	14%
Total cost of revenue	122,697	97,449	25,248	26%
Gross profit	$327,864	$270,831	$57,033	21%
Gross margin	73%	74%
Subscription	77%	78%
Services	(61)%	(42)%

MONGODB, INC.
The increase in subscription cost of revenue was primarily due to a $16.7 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $3.9 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $1.2 million increase in personnel costs and stock-based compensation, associated with increased headcount in our services organization, and a $0.7 million increase in third-party consultant costs related to the delivery of consulting and training services. Total headcount in our support and services organizations increased 13% from April 30, 2023 to April 30, 2024.
Our overall gross margin declined slightly to 73%. Our subscription gross margin declined to 77% due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. Services gross margin declined due to the impact of higher services personnel costs and stock-based compensation.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2024	2023	$	%
Sales and marketing	$219,444	$182,733	$36,711	20%
The increase in sales and marketing expense was driven by a $13.1 million increase in costs associated with certain in-person events, a $11.8 million increase in personnel costs and stock-based compensation expense, a $6.0 million increase in marketing programs and a $4.8 million increase in commission expense. Our sales and marketing headcount was 2,470 as of April 30, 2024, compared to 2,157 as of April 30, 2023.
Research and Development

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2024	2023	$	%
Research and development	$146,060	$116,817	$29,243	25%
The increase in research and development expense was primarily driven by a $22.1 million increase in personnel costs and stock-based compensation as we grew our research and development headcount by 19%. In addition, research and development costs increased $4.4 million due to higher third-party infrastructure expenses related to development costs of our MongoDB Atlas offering.
General and Administrative

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2024	2023	$	%
General and administrative	$60,546	$39,828	$20,718	52%
The increase in general and administrative expense was due to higher costs to support the growth of our business. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $8.5 million higher personnel costs and stock-based compensation. General and administrative expense also increased $8.1 million due to value-added tax expense related to our operations in certain non-US jurisdictions. In addition, general and administrative expenses increased due to higher professional fees and higher software costs.
Other Income, Net

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2024	2023	$	%
Other income, net	$20,174	$16,788	$3,386	20%
Other income, net for the three months ended April 30, 2024 improved primarily due to higher interest income from our short-term investments.

MONGODB, INC.
Provision for Income Taxes

	Three Months Ended April 30,		Change
(unaudited, in thousands)	2024	2023	$	%
Provision for income taxes	$2,581	$2,487	$94	4%
The provision for income taxes during the three months ended April 30, 2024 and 2023 was primarily due to foreign taxes as we continue our global expansion.

Liquidity and Capital Resources
As of April 30, 2024, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.1 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
During the three months ended April 30, 2024, the Company elected to cash settle its Capped Calls associated with the 2024 Notes. As of April 30, 2024, the fair value of the derivative asset related to the Capped Calls associated with the 2024 Notes was $170.2 million and is included in prepaid expenses and other current assets on our condensed consolidated balance sheet. We expect the settlement to be completed in June 2024.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of April 30, 2024, we had an accumulated deficit of $1.8 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation and recent volatility in the banking sector, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Three Months Ended April 30,
	2024	2023
Net cash provided by operating activities	$63,613	$53,730
Net cash (used in) provided by investing activities	(48,143)	211,282
Net cash (used in) provided by financing activities	(1,140)	130
Operating Activities
Cash provided by operating activities during the three months ended April 30, 2024 was $63.6 million, driven primarily by an increase in our cash collections reflecting overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $59.3 million. In addition, our net loss of $80.6 million, includes non‑cash charges of $120.8 million for stock‑based compensation and $4.8 million for depreciation and amortization. Our accrued liabilities increased by $6.5 million reflecting our increase in expenses and timing of payments and other net non-cash charges increased cash from operating activities by $2.8 million. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $37.4 million, amortization of premium and accretion of discount on short-term investments, net of $7.8 million, and an increase in deferred commissions of $4.8 million.

MONGODB, INC.

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

Investing Activities
Cash used in investing activities during the three months ended April 30, 2024 was $48.1 million, due to purchases of marketable securities, net of maturities, of $47.6 million, and cash used for purchases of property and equipment of $0.5 million.
Cash provided by investing activities during the three months ended April 30, 2023 was $211.3 million, primarily due to maturities of marketable securities, net of purchases, of $213.2 million and $1.3 million of additional investment in non-marketable securities.
Financing Activities
Cash used in financing activities during the three months ended April 30, 2024 was $1.1 million, due to principal repayments of finance leases, partly offset by proceeds from the exercise of stock options.
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

Contractual Obligations and Commitments
During the three months ended April 30, 2024, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2024 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
There have been no material changes in our critical accounting estimates from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Form 10-K.

Recently Issued Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

MONGODB, INC.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business. The uncertainty that exists in the global economic environment has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of April 30, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $2.1 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of April 30, 2024.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three-month periods ended April 30, 2024 and 2023. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. For each of April 30, 2024 and January 31, 2024, the total amount of non-marketable securities included in other assets on our balance sheets was $12.9 million.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024. Based on the evaluation of our disclosure controls and procedures as of April 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
We derive and expect to continue to derive more than the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the three months ended April 30, 2024. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customer’s usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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
Our subscription offerings are term-based and a majority of our subscription contracts were one year in duration in fiscal year 2024. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services, including increasing their usage and workloads with us. Historically, some of our customers have elected not to renew their subscriptions with us or have not expanded their usage of our services over time for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate and our net ARR expansion rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ usage of our software, our business, results of operations and financial condition could be materially and adversely affected.
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

MONGODB, INC.
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
Increasing our customer base and achieving broader market acceptance of our subscription offerings and related services will depend, to a significant extent, on our ability to timely and effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers. We plan to continue to expand our sales and marketing organization both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in highly competitive markets. New hires require significant training and time before they achieve full productivity, particularly in new or developing sales territories. Our recent hires and planned hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our sales and marketing organization or how long it will take for sales personnel to become productive. Our business and results of operations could be harmed if the expansion of our sales and marketing organization does not generate a significant increase in revenue.

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
which require us to pay for such capacity irrespective of actual usage) and professional services, as such relative mix may impact our gross margins and operating income;
•the mix of revenue and associated costs attributable to sales where subscriptions are bundled with services versus sold on a standalone basis and sales by us and our partners;
•our ability to attract new customers;
•our ability to timely and effectively expand our sales and marketing capabilities and teams;
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflicts between Russia and Ukraine and Israel and Hamas, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could

MONGODB, INC.
materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the three months ended April 30, 2024. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
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

MONGODB, INC.
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

We may expend significant resources or modify our business activities to try to protect against, mitigate or remediate actual or perceived security breaches and other security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and networks and personal, proprietary, confidential or other sensitive information
While we have implemented security measures designed to protect against security breaches and other security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems and networks (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach or other security incident has occurred. For example, industry publications have reported ransomware attacks on MongoDB instances. We believe these attacks were successful due to the failure by users of our Community Server offering to properly turn on the recommended security settings when running these instances. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems and networks (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Our ability to successfully pursue our growth strategy and compete effectively also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business, including sales personnel, customer-facing technical personnel and software engineers, is intense, and it may be even more challenging to

MONGODB, INC.
retain qualified personnel as many companies have moved to offer a remote or hybrid work environment. Our recruiting efforts focus on elite organizations and our primary recruiting competition are well-known, high-paying technology companies. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee compensation, which could affect our operating costs and margins, as well as potentially cause dilution to existing stockholders. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.
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
Potential tax reform globally and in the United States may result in significant changes to U.S. federal income tax law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. Additional significant changes to U.S. federal corporate tax law were made by the Coronavirus Aid, Relief, and Economic Security Act, and the recently enacted Inflation Reduction Act (“IRA”). The Company has determined that it is not currently subject to the tax effects of the IRA, which includes a corporate alternative minimum tax and an excise tax on stock buybacks. In addition, the E.U. member states formally adopted the EU’s Pillar Two Directive, which was established by the Organisation for Economic Co-operation and Development (“OECD”). Pillar Two generally imposes a 15 percent minimum effective tax rate in the jurisdictions where multinational enterprises operate and is effective for accounting periods beginning on or after December 31, 2023. Pillar Two became effective for the Company in the first quarter of its fiscal year ending January 31, 2025. While the Company does not anticipate that Pillar Two will have a material impact on its tax provision or effective tax rate in the short-term, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.
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

MONGODB, INC.
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
As of April 30, 2024, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
We communicate certain environmental, social and governance (“ESG”) related initiatives and goals regarding environmental matters, diversity and other matters in our annually released ESG Report (formerly known as the Corporate Sustainability Report), on our website and elsewhere. The implementation of any of our current or future initiatives, goals and commitments may be difficult to achieve and may require considerable investment. Additionally, if these initiatives are not perceived to be adequate, or if the positions we take (or choose not to take) on social and ethical issues are unpopular with some of our employees, partners, or with our customers or potential customers, our reputation could be harmed, which could negatively impact our ability to attract or retain employees, partners or customers. If we fail to satisfy the expectations of investors, regulators, customers and other stakeholders, if our initiatives are not executed as planned, or if we fail to implement sufficient oversight or accurately capture and disclose ESG matters, our reputation and business, operating results and financial condition could be adversely impacted.

In addition, there is an increasing focus from regulators, certain investors, customers and other stakeholders concerning ESG matters, both in the United States and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our ESG-related policies and actions are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ESG ratings on companies. The criteria by which our ESG practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors and other stakeholders may conclude that our ESG-related policies and/or actions with respect to corporate social responsibility are inadequate. There have also been increasing allegations of

MONGODB, INC.
greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance. As stakeholder perceptions of sustainability continue to evolve, we may face reputational damage and potential stakeholder engagement and/or litigation in the event that we do not meet the ESG standards set by various constituencies. In addition, there exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding our ESG initiatives.

Standards for tracking and reporting ESG matters continue to evolve. Accordingly, there can be no assurance that our reporting frameworks and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements, and to keep up with market trends and stay competitive among our peers, in the United States and elsewhere may be substantial. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting metrics, including ESG -related disclosures pursuant to voluntary disclosure standards and those that are or may be required by the SEC and other regulators, and such standards, or interpretation and guidance thereof, may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

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

MONGODB, INC.
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

MONGODB, INC.
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
The conditional conversion feature of the 2026 Notes was triggered during the three months ended April 30, 2024, as the last reported sale price of our common stock was more than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on April 30, 2024 (the last trading day of the fiscal quarter). Therefore, the 2026 Notes are currently convertible at the option of the holders thereof, in whole or in part, from May 1, 2024 through July 31, 2024. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future.
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

MONGODB, INC.
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

During the three months ended April 30, 2024, one member of our board of directors and two of our officers adopted the following Rule 10b5-1 trading arrangements:

On April 9, 2024, Dwight Merriman, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Merriman’s plan is for the sale of shares of our common stock held by Mr. Merriman and certain of his affiliated entities in amounts of up to (i) 156,000 shares, (ii) shares worth approximately $3.7 million and (iii) all shares received upon the vesting, if any, of RSUs granted to Mr. Merriman as part of his 2024 annual equity award grant for his board and committee service, in each case at prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date that all the shares under the plan are sold and July 31, 2025, subject to early termination for certain specified events set forth in the plan.

On April 9, 2024, Michael Gordon, our Chief Operating Officer and Chief Financial Officer adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Gordon’s plan is for the sale of up to 50,000 shares of common stock underlying stock options in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and January 14, 2025, subject to early termination for certain specified events set forth in the plan.

On April 9, 2024, Cedric Pech, our Chief Revenue Officer adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Pech’s plan is for the sale of up to 100% of the (net) shares of common stock resulting from the vesting of an aggregate of 30,132 RSUs and PSUs in amounts and prices determined in accordance with a formula set forth in the plan (net shares are net of tax withholding). The plan terminates on the earlier of the date all the shares under the plan are sold and April 30, 2025, subject to early termination for certain specified events set forth in the plan.
During the three months ended April 30, 2024, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

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

MONGODB, INC.

Date: May 31, 2024	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)