Form 10-Q
period 2024-07-31
MongoDB, Inc.
filed 2024-08-30
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of August 28, 2024, there were 73,869,454 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,290,901	$802,959
Short-term investments	973,933	1,212,448
Accounts receivable, net of allowance for doubtful accounts of $7,879 and $8,054 as of July 31, 2024 and January 31, 2024, respectively	311,166	325,610
Deferred commissions	97,644	92,512
Prepaid expenses and other current assets	48,403	50,107
Total current assets	2,722,047	2,483,636
Property and equipment, net	48,389	53,042
Operating lease right-of-use assets	36,873	37,365
Goodwill	69,679	69,679
Acquired intangible assets, net	1,133	3,957
Deferred tax assets	4,765	4,116
Other assets	248,344	217,847
Total assets	$3,131,230	$2,869,642
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,135	$9,905
Accrued compensation and benefits	112,063	112,579
Operating lease liabilities	11,048	9,797
Other accrued liabilities	100,795	74,831
Deferred revenue	307,114	357,108
Total current liabilities	541,155	564,220
Deferred tax liability	1,061	285
Operating lease liabilities	28,877	30,918
Deferred revenue	15,612	20,296
Convertible senior notes, net	1,144,977	1,143,273
Other liabilities	36,501	41,661
Total liabilities	1,768,183	1,800,653
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of July 31, 2024 and January 31, 2024; 73,963,083 shares issued and 73,863,712 shares outstanding as of July 31, 2024; 72,840,692 shares issued and 72,741,321 shares outstanding as of January 31, 2024	73	73
Additional paid-in capital	3,210,146	2,777,322
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of July 31, 2024 and January 31, 2024	(1,319)	(1,319)
Accumulated other comprehensive income	901	4,545
Accumulated deficit	(1,846,754)	(1,711,632)
Total stockholders’ equity	1,363,047	1,068,989
Total liabilities and stockholders’ equity	$3,131,230	$2,869,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription	$463,805	$409,334	$900,701	$764,048
Services	14,304	14,457	27,969	28,023
Total revenue	478,109	423,791	928,670	792,071
Cost of revenue:
Subscription	106,816	84,822	207,578	162,995
Services	21,437	20,515	43,372	39,791
Total cost of revenue	128,253	105,337	250,950	202,786
Gross profit	349,856	318,454	677,720	589,285
Operating expenses:
Sales and marketing	221,539	195,934	440,983	378,667
Research and development	148,967	125,420	295,027	242,237
General and administrative	50,790	46,103	111,336	85,931
Total operating expenses	421,296	367,457	847,346	706,835
Loss from operations	(71,440)	(49,003)	(169,626)	(117,550)
Other (expense) income:
Interest income	24,260	19,470	47,371	37,507
Interest expense	(2,282)	(2,611)	(4,179)	(5,004)
Other expense, net	(1,170)	(1,865)	(2,210)	(721)
Loss before provision for income taxes	(50,632)	(34,009)	(128,644)	(85,768)
Provision for income taxes	3,897	3,588	6,478	6,075
Net loss	$(54,529)	$(37,597)	$(135,122)	$(91,843)
Net loss per share, basic and diluted	$(0.74)	$(0.53)	$(1.84)	$(1.30)
Weighted-average shares used to compute net loss per share, basic and diluted	73,543,427	70,874,117	73,269,824	70,531,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net loss	$(54,529)	$(37,597)	$(135,122)	$(91,843)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	6,989	(5,981)	(2,552)	(5,163)
Foreign currency translation adjustment	(85)	1,105	(1,092)	2,026
Other comprehensive income (loss)	6,904	(4,876)	(3,644)	(3,137)
Total comprehensive loss	$(47,625)	$(42,473)	$(138,766)	$(94,980)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	72,741,321	$73	$2,777,322	$(1,319)	$4,545	$(1,711,632)	$1,068,989
Stock option exercises	132,617	—	953	—	—	—	953
Vesting of restricted stock units	399,213	—	—	—	—	—	—
Vesting of performance stock units	77,444	—	—	—	—	—	—
Stock-based compensation	—	—	120,763	—	—	—	120,763
Unrealized loss on available-for-sale securities	—	—	—	—	(9,541)	—	(9,541)
Foreign currency translation adjustment	—	—	—	—	(1,007)	—	(1,007)
Reclassification of derivative related to the Capped Call associated with the 2024 Notes	—	—	169,692	—	—	—	169,692
Net loss	—	—	—	—	—	(80,593)	(80,593)
Balances as of April 30, 2024	73,350,595	73	3,068,730	(1,319)	(6,003)	(1,792,225)	1,269,256
Stock option exercises	41,954	—	353	—	—	—	353
Vesting of restricted stock units	374,560	—	—	—	—	—	—
Stock-based compensation	—	—	122,423	—	—	—	122,423
Issuance of common stock under the Employee Stock Purchase Plan	96,603	—	18,640	—	—	—	18,640
Unrealized gain on available-for-sale securities	—	—	—	—	6,989	—	6,989
Foreign currency translation adjustment	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	(54,529)	(54,529)
Balances as of July 31, 2024	73,863,712	$73	$3,210,146	$(1,319)	$901	$(1,846,754)	$1,363,047

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	69,906,586	$70	$2,276,694	$(1,319)	$(905)	$(1,535,032)	$739,508
Stock option exercises	213,713	—	1,472	—	—	—	1,472
Vesting of restricted stock units	388,017	1	—	—	—	—	1
Vesting of performance stock units	22,991	—	—	—	—	—	—
Stock-based compensation	—	—	103,955	—	—	—	103,955
Unrealized gain on available-for-sale securities	—	—	—	—	818	—	818
Foreign currency translation adjustment	—	—	—	—	921	—	921
Net loss	—	—	—	—	—	(54,246)	(54,246)
Balances as of April 30, 2023	70,531,307	71	2,382,121	(1,319)	834	(1,589,278)	792,429
Stock option exercises	265,477	1	2,035	—	—	—	2,036
Vesting of restricted stock units	432,093	—	—	—	—	—	—
Stock-based compensation	—	—	113,312	—	—	—	113,312
Issuance of common stock under the Employee Stock Purchase Plan	114,508	—	19,781	—	—	—	19,781
Unrealized loss on available-for-sale securities	—	—	—	—	(5,981)	—	(5,981)
Foreign currency translation adjustment	—	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	—	(37,597)	(37,597)
Balances as of July 31, 2023	71,343,385	$72	$2,517,249	$(1,319)	$(4,042)	$(1,626,875)	$885,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities
Net loss	$(135,122)	$(91,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,175	8,546
Stock-based compensation	243,186	217,267
Amortization of debt discount and issuance costs	1,704	1,694
Amortization of finance right-of-use assets	1,987	1,987
Amortization of operating right-of-use assets	5,071	4,479
Deferred income taxes	26	(377)
Amortization of premium and accretion of discount on short-term investments, net	(13,461)	(25,509)
Realized and unrealized gain on financial instruments, net	(852)	(1,294)
Unrealized foreign exchange loss	1,204	1,299
Change in operating assets and liabilities:
Accounts receivable, net	13,299	12,158
Prepaid expenses and other current assets	1,382	(2,785)
Deferred commissions	(19,973)	(4,440)
Other long-term assets	(9,309)	(138)
Accounts payable	199	(356)
Accrued liabilities	29,213	3,459
Operating lease liabilities	(5,368)	(4,656)
Deferred revenue	(54,313)	(91,350)
Other liabilities, non-current	(3,833)	287
Net cash provided by operating activities	62,215	28,428
Cash flows from investing activities
Purchases of property and equipment	(1,590)	(1,258)
Investments in non-marketable securities	(5,500)	(2,056)
Proceeds from maturities of marketable securities	435,000	755,000
Purchases of marketable securities	(185,633)	(650,599)
Net cash provided by investing activities	242,277	101,087
Cash flows from financing activities
Proceeds from settlement of capped calls	170,589	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	18,640	19,781
Proceeds from exercise of stock options	1,306	3,509
Principal payments of finance leases	(3,639)	(2,703)
Net cash provided by financing activities	186,896	20,587
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,551)	1,415
Net increase in cash, cash equivalents and restricted cash	488,837	151,517
Cash, cash equivalents and restricted cash, beginning of period	803,643	456,339
Cash, cash equivalents and restricted cash, end of period	$1,292,480	$607,856
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$5,127	$5,654
Interest expense	$2,672	$2,775
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$1,290,901	$607,175
Restricted cash, non-current	1,579	681
Total cash, cash equivalents and restricted cash	$1,292,480	$607,856
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
3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of July 31, 2024 and January 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of July 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$790,418	$—	$—	$790,418
Short-term investments:
U.S. government treasury securities	973,933	—	—	973,933
Total financial assets	$1,764,351	$—	$—	$1,764,351

	Fair Value Measurement as of January 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$512,456	$—	$—	$512,456
Short-term investments:
U.S. government treasury securities	1,212,448	—	—	1,212,448
Total financial assets	$1,724,904	$—	$—	$1,724,904
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of July 31, 2024 and January 31, 2024 (in thousands):

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	July 31, 2024			January 31, 2024
	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Amortized Cost	Unrealized Gains (Losses)	Fair Value
Due within one year	$485,188	$(1,232)	$483,956	$520,006	$(543)	$519,463
Due after one year and within three years	489,066	911	489,977	690,211	2,774	692,985
Total short-term investments	$974,254	$(321)	$973,933	$1,210,217	$2,231	$1,212,448
As of July 31, 2024, unrealized net losses on the Company’s U.S. government treasury securities were approximately $0.3 million. As of January 31, 2024, unrealized gains on the Company’s U.S. government treasury securities were approximately $2.2 million. These unrealized gains and losses were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Because the decline in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of July 31, 2024. Gross realized gains and losses were not material for each of the three and six months ended July 31, 2024 and 2023. There were no material short-term investments in a continuous loss position for greater than twelve months.
Convertible Senior Notes and Capped Calls
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes as of July 31, 2024 to be a Level 2 measurement due to limited trading activity of the convertible senior notes.
The fair value measurements for the derivative asset related to the Capped Calls associated with the 2024 Notes (as defined herein) are determined using the Black-Scholes option-pricing model with Level 1 and Level 2 inputs. The derivative asset recognized during the three months ended April 30, 2024 was cash settled in June 2024.
Refer to Note 5, Convertible Senior Notes, for further details on the convertible senior notes and Capped Calls.
Non-marketable Securities
As of July 31, 2024 and January 31, 2024, the total amount of non-marketable equity and debt securities included in other assets on the Company’s condensed consolidated balance sheets was $18.4 million and $12.9 million, respectively. The Company invested an additional $5.5 million and $2.1 million of its cash in non-marketable equity securities during the six months ended July 31, 2024 and 2023, respectively. The Company recognized immaterial net unrealized losses on certain of these non-marketable securities during the three and six months ended July 31, 2024. During the three months ended July 31, 2023 the Company recognized a net unrealized loss of $0.9 million and a net unrealized gain of $1.3 million during the six months ended July 31, 2023. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2024 Form 10-K for further information. The Company considers these assets as Level 3 within the fair value hierarchy when an impairment or observable price changes in orderly transactions are recognized on these non-marketable securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	July 31, 2024	January 31, 2024
Balance, beginning of year	$69,679	$57,779
Increase in goodwill related to business combinations	—	11,900
Balance, end of period	$69,679	$69,679
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
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	July 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$41,200	$(40,067)	$1,133	1.7
Customer relationships	15,200	(15,200)	—	—
Total	$56,400	$(55,267)	$1,133

	January 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$41,200	$(37,328)	$3,872	1.0
Customer relationships	15,200	(15,115)	85	0.3
Total	$56,400	$(52,443)	$3,957
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $0.1 million and $2.8 million for the three and six months ended July 31, 2024, respectively, and $2.3 million and $4.6 million for the three and six months ended July 31, 2023, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s interim condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s interim condensed consolidated statements of operations.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of July 31, 2024, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2025	$340
2026	680
2027	113
2028	—
2029	—
Total	$1,133

5. Convertible Senior Notes
The net carrying amounts of the Company’s 2026 Notes (as defined herein) were as follows for the periods presented (in thousands):

	July 31, 2024	January 31, 2024
Principal	$1,149,972	$1,149,972
Unamortized debt issuance costs	(4,995)	(6,699)
Net carrying amount	$1,144,977	$1,143,273

As of July 31, 2024, the estimated fair value (Level 2) of the outstanding 2026 Notes, which is utilized solely for disclosure purposes, was approximately $1.5 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
In January 2020, the Company issued $1.0 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement and, also in January 2020, the Company issued an additional $150.0 million aggregate principal amount of convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2026 Notes”). The 2026 Notes are senior unsecured obligations of the Company and interest is payable semiannually in arrears on July 15 and January 15 of each year, beginning on July 15, 2020, at a rate of 0.25% per year. The 2026 Notes will mature on January 15, 2026, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $1.1 billion.
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2024 Form 10-K for further information on the 2026 Notes.
As of July 31, 2024, the conditional conversion feature of the 2026 Notes was not triggered as the last reported sale price of the Company's common stock was not more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days and therefore the 2026 Notes are not convertible, in whole or in part, from August 1, 2024 through October 31, 2024. Whether the 2026 Notes will be convertible following such period will depend on the satisfaction of this condition or another conversion condition in the future.
Capped Calls
In connection with the pricing of the issuance of the Company’s convertible notes due June 15, 2024 (the “2024 Notes”) and the 2026 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls associated with the 2024 Notes each have an initial strike price of approximately $68.15 per share, subject to certain adjustments, which corresponded to the initial conversion price of the 2024 Notes. These Capped Calls have initial cap prices of $106.90 per share, subject to certain adjustments.
In April 2024, the Company elected cash settlement for the Capped Calls associated with the 2024 Notes. The settlement period of the Capped Calls associated with the 2024 Notes ranges between April 2024 and June 2024 with cash receipt in June 2024. Upon the cash settlement election, the instrument, initially indexed to the Company’s own stock, no

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
longer met the criteria for equity classification and was reclassified from stockholder’s equity to assets on the Company’s condensed consolidated balance sheet. The reclassification resulted in the recognition of a derivative asset, with an estimated fair value at cash settlement election date of $169.7 million, with a corresponding increase in additional paid in capital, which is reflected as a noncash financing activity for the three months ended April 30, 2024. The derivative asset was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. The fair value of the derivative instrument as of April 30, 2024, was $170.2 million and as a result the Company recognized an unrealized gain of $0.5 million, which was recorded in other income (expense), net, on the Company’s interim condensed consolidated statement of operations. The fair values of the derivative asset related to the Capped Calls associated with the 2024 Notes were determined using the Black-Scholes option-pricing model with significant inputs being the Company’s share price and the risk free rate, based on the Secured Overnight Offering Rate, at each valuation date. The impact of volatility was not significant on the fair value measurements. In June 2024, the derivative asset was settled and the Company received $170.6 million in cash and recognized a realized gain of $0.9 million for the three and six months ended July 31, 2024, which was recorded in other income (expense), net, on the Company’s interim condensed consolidated statement of operations.
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of these Capped Calls through July 31, 2024.
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
Lease Costs
The components of the Company’s lease costs included in its interim condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$994	$993	$1,987	$1,987
Interest on finance lease liabilities	578	658	1,177	1,334
Operating lease cost	3,134	3,103	6,157	5,761
Short-term lease cost	1,516	1,224	3,032	2,587
Total lease cost	$6,222	$5,978	$12,353	$11,669

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	July 31, 2024	January 31, 2024
Finance Lease:
Property and equipment, net	$21,527	$23,514
Other accrued liabilities, current	5,899	6,179
Other liabilities, non-current	34,152	37,511
Operating Leases:
Operating lease right-of-use assets	$36,873	$37,365
Operating lease liabilities, current	11,048	9,797
Operating lease liabilities, non-current	28,877	30,918
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of July 31, 2024 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2025	$3,630	$6,855
2026	8,711	12,668
2027	8,711	8,240
2028	8,711	6,105
2029	8,711	5,478
Thereafter	7,985	8,001
Total minimum payments	46,459	47,347
Less imputed interest	(6,408)	(7,422)
Present value of future minimum lease payments	40,051	39,925
Less current obligations under leases	(5,899)	(11,048)
Non-current lease obligations	$34,152	$28,877

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the six months ended July 31, 2024, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2024 Form 10-K.

Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, CEO Dev Ittycheria, and CFO Michael Gordon. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between August 31,

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. The Company intends to vigorously defend themself in this matter.
Although claims and litigation are inherently unpredictable, as of July 31, 2024, other than as disclosed above, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Primary geographical markets:
Americas	$284,789	$253,485	$556,882	$475,831
EMEA	136,824	113,446	260,120	218,569
Asia Pacific	56,496	56,860	111,668	97,671
Total	$478,109	$423,791	$928,670	$792,071

Subscription product categories and services:
MongoDB Atlas-related	$339,683	$267,258	$653,538	$505,014
Other subscription	124,122	142,076	247,163	259,034
Services	14,304	14,457	27,969	28,023
Total	$478,109	$423,791	$928,670	$792,071
Customers located in the United States accounted for 53% of total revenue for both the three and six months ended July 31, 2024, and 53% and 54% three and six months ended July 31, 2023, respectively. No other country accounted for 10% or more of revenue for the periods presented.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of July 31, 2024 and January 31, 2024 was $322.7 million and $377.4 million, respectively. Approximately 27% and 37% of the total revenue recognized for the six months ended July 31, 2024 and 2023, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of July 31, 2024, the aggregate transaction price allocated to remaining performance obligations was $694.0 million. Approximately 58% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2024 and January 31, 2024, unbilled receivables were $17.7 million and $22.7 million, respectively.
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2024	$8,054
Provision	3,853
Recoveries/write-offs	(4,028)
Balance as of July 31, 2024	$7,879
The decrease in allowance for doubtful accounts as of July 31, 2024 was primarily driven by the increased collections during the period.
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $314.2 million and $294.2 million as of July 31, 2024 and January 31, 2024, respectively, of which $216.6 million and $201.7 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of July 31, 2024 and January 31, 2024, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim condensed consolidated statements of operations, was $27.2 million and $53.6 million for the three and six months ended July 31, 2024, respectively, and $24.0 million and $47.6 million for the three and six months ended July 31, 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan.
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to eligible employees and non-statutory stock options to eligible employees, directors or consultants. The Company’s Board of Directors, or a committee thereof, determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. There were no stock options granted during the six months ended July 31, 2024.
The following table summarizes stock option activity for the six months ended July 31, 2024 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2024	835,623	$8.14	2.6	$327,884
Stock options exercised	(174,571)	7.47
Stock options forfeited and expired	—	—
Balance - July 31, 2024	661,052	$8.31	2.1	$161,328
Vested and exercisable - January 31, 2024	835,623	$8.14	2.6	$327,884
Vested and exercisable - July 31, 2024	661,052	$8.31	2.1	$161,328
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
The following table summarizes RSU activity for the six months ended July 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2024	3,566,406	$290.59
RSUs granted	1,159,005	330.52
RSUs vested	(773,773)	289.67
RSUs forfeited and canceled	(241,293)	294.86
Unvested - July 31, 2024	3,710,345	$302.98
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. In June 2024, the Company issued 96,603 shares of its common stock under the 2017 ESPP. The Company’s current offering period began on June 17, 2024 and is expected to end December 16, 2024.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s interim condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenue—subscription	$7,519	$6,075	$13,682	$11,589
Cost of revenue—services	3,401	3,342	6,656	6,290
Sales and marketing	41,040	40,376	80,653	77,982
Research and development	55,188	48,413	110,361	92,479
General and administrative	15,275	15,106	31,834	28,927
Total stock-based compensation expense	$122,423	$113,312	$243,186	$217,267

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(54,529)	$(37,597)	$(135,122)	$(91,843)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	73,543,427	70,874,117	73,269,824	70,531,581

Net loss per share, basic and diluted	$(0.74)	$(0.53)	$(1.84)	$(1.30)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for purposes of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes. During the three months ended April 30, 2024, the Company elected a settlement in cash, as opposed to the Company’s common stock, of the Capped Calls associated with 2024 Notes. In June 2024 the related derivative was settled and the Capped Calls associated with the 2024 Notes were successfully unwound, refer to Note 5. Convertible Senior Notes for more information.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Stock options pursuant to the 2016 Equity Incentive Plan	323,985	448,447	337,310	476,450
Stock options pursuant to the 2008 Stock Incentive Plan	362,121	988,792	378,588	1,070,891
Unvested restricted stock units	3,985,680	4,498,170	3,909,360	4,276,548
Unvested executive PSUs	173,085	254,321	187,271	254,321
Shares underlying the conversion option of the 2026 Notes	5,445,002	5,445,002	5,445,002	5,445,002
Total	10,289,873	11,634,732	10,257,531	11,523,212

11. Income Taxes
The Company recorded a provision for income taxes of $3.9 million and $6.5 million for the three and six months ended July 31, 2024, respectively, and $3.6 million and $6.1 million for the three and six months ended July 31, 2023, respectively. The provisions recorded during each of the three and six months ended July 31, 2024 and 2023 were driven by the increase in global income and the associated foreign taxes as the Company continues its global expansion. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. In the first quarter of the Company’s fiscal year ending January 31, 2025, enacted Pillar Two legislation of a number of countries became effective. Pillar Two did not have a significant impact on the Company’s condensed consolidated financial statements for the six months ended July 31, 2024. While the Company is monitoring developments and evaluating the potential impact on future periods, the Company does not expect Pillar Two to have a significant impact on its consolidated financial statements for the fiscal year ending January 31, 2025.
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

Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series and application-driven analytics that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 5,360 as of July 31, 2024, from 4,626 as of July 31, 2023.
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue for the three and six months ended July 31, 2024 and 97% and 96% for the three and six months ended July 31, 2023, respectively.

MONGODB, INC.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, vector search, time series and application-driven analytics. During the three and six months ended July 31, 2024, MongoDB Atlas revenue represented 71% and 70%, respectively, as compared to 63% and 64% of our total revenue during the three and six months ended July 31, 2023, respectively, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in MongoDB Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 24% of our subscription revenue for both the three and six months ended July 31, 2024 and 26% for both the three and six months ended July 31, 2023. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
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
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for both the three and six months ended July 31, 2024 and 3% and 4% for the three and six months ended July 31, 2023, respectively. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
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
Adverse macroeconomic conditions include slower or negative economic growth, higher inflation and higher interest rates. During the six months ended July 31, 2024, the macroeconomic environment negatively impacted our business. For instance, we experienced slower than historical growth rates for our existing MongoDB Atlas applications. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.

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
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of July 31, 2024, we had over 50,700 customers across a wide range of industries and in over 100 countries, compared to over 45,000 customers as of July 31, 2023. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of July 31, 2024, we had over 7,300 customers that were sold through our direct sales force and channel partners, as compared to over 6,800 such customers as of July 31, 2023. These customers, which we refer to as our Direct Sales Customers, accounted for 87% of our subscription revenue for both the three and six months ended July 31, 2024 and 88% of our subscription revenue for both the three and six months ended July 31, 2023. We plan to continue to invest in acquiring new customers and additional workloads from existing customers across all of our channels. We had over 49,200 MongoDB Atlas customers as of July 31, 2024 compared to over 43,500 as of July 31, 2023. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the six months ended July 31, 2024, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth for the remainder of the year. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 2,189 and 1,855 as of July 31, 2024 and 2023, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.

MONGODB, INC.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. As of July 31, 2024, our net ARR expansion rate was approximately 119%, as compared to historically being over 120%. The decline versus historical periods is attributable to a smaller contribution from expanding customers. Our net ARR expansion rate may fluctuate in future periods due to a variety of factors, including the volume and type of workloads that we onboard, growth rate of historical workloads on our platform and changes in the macroeconomic environment.

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

MONGODB, INC.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, interest expense, gains and losses on financial instruments, net and gains and losses from foreign currency transactions.
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
Three and Six Months Ended July 31, 2024 Summary
For the three months ended July 31, 2024, our total revenue increased to $478.1 million as compared to $423.8 million for the three months ended July 31, 2023, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $54.5 million for the three months ended July 31, 2024 as compared to $37.6 million for the three months ended July 31, 2023, primarily driven by higher sales and marketing spend and research and development costs during the three months ended July 31, 2024, partially offset by the increase in revenue.
For the six months ended July 31, 2024, our total revenue increased to $928.7 million as compared to $792.1 million for the six months ended July 31, 2023, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $135.1 million for the six months ended July 31, 2024 as compared to $91.8 million for the six months ended July 31, 2023, primarily driven by higher sales and marketing spend and research and development costs during the six months ended July 31, 2024, partially offset by the increase in revenue.
Our operating cash flow was $62.2 million and $28.4 million for the six months ended July 31, 2024 and 2023, respectively.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Consolidated Statements of Operations Data:
Revenue:
Subscription	$463,805	$409,334	$900,701	$764,048
Services	14,304	14,457	27,969	28,023
Total revenue	478,109	423,791	928,670	792,071
Cost of revenue:
Subscription(1)	106,816	84,822	207,578	162,995
Services(1)	21,437	20,515	43,372	39,791
Total cost of revenue	128,253	105,337	250,950	202,786
Gross profit	349,856	318,454	677,720	589,285
Operating expenses:
Sales and marketing(1)	221,539	195,934	440,983	378,667
Research and development(1)	148,967	125,420	295,027	242,237
General and administrative(1)	50,790	46,103	111,336	85,931
Total operating expenses	421,296	367,457	847,346	706,835
Loss from operations	(71,440)	(49,003)	(169,626)	(117,550)
Other income, net	20,808	14,994	40,982	31,782
Loss before provision for income taxes	(50,632)	(34,009)	(128,644)	(85,768)
Provision for income taxes	3,897	3,588	6,478	6,075
Net loss	$(54,529)	$(37,597)	$(135,122)	$(91,843)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of revenue—subscription	$7,519	$6,075	$13,682	$11,589
Cost of revenue—services	3,401	3,342	6,656	6,290
Sales and marketing	41,040	40,376	80,653	77,982
Research and development	55,188	48,413	110,361	92,479
General and administrative	15,275	15,106	31,834	28,927
Total stock‑based compensation expense	$122,423	$113,312	$243,186	$217,267

MONGODB, INC.

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Percentage of Revenue Data:
Revenue:
Subscription	97%	97%	97%	96%
Services	3%	3%	3%	4%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	22%	20%	22%	21%
Services	5%	5%	5%	5%
Total cost of revenue	27%	25%	27%	26%
Gross profit	73%	75%	73%	74%
Operating expenses:
Sales and marketing	46%	46%	47%	48%
Research and development	31%	30%	32%	30%
General and administrative	11%	11%	12%	11%
Total operating expenses	88%	87%	91%	89%
Loss from operations	(15)%	(12)%	(18)%	(15)%
Other income, net	4%	4%	4%	4%
Loss before provision for income taxes	(11)%	(8)%	(14)%	(11)%
Provision for income taxes	—%	1%	1%	1%
Net loss	(11)%	(9)%	(15)%	(12)%

Comparison of the Three Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Subscription	$463,805	$409,334	$54,471	13%
Services	14,304	14,457	(153)	(1)%
Total revenue	$478,109	$423,791	$54,318	13%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $54.5 million primarily due to an increase of $43.2 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Subscription cost of revenue	$106,816	$84,822	$21,994	26%
Services cost of revenue	21,437	20,515	922	4%
Total cost of revenue	128,253	105,337	22,916	22%
Gross profit	$349,856	$318,454	$31,402	10%
Gross margin	73%	75%
Subscription	77%	79%
Services	(50)%	(42)%
The increase in subscription cost of revenue was primarily due to a $16.0 million increase in third‑party cloud

MONGODB, INC.
infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $4.3 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. Total headcount in our support and services organizations increased 14% from July 31, 2023 to July 31, 2024.
Our overall gross margin declined slightly to 73%. Our subscription gross margin declined slightly to 77% due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. Services gross margin declined due to the impact of higher costs related to the delivery of consulting and training services.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Sales and marketing	$221,539	$195,934	$25,605	13%
The increase in sales and marketing expense was primarily driven by an $8.3 million increase in commission expense, a $7.8 million increase in personnel costs and stock-based compensation, a $7.3 million increase in spend on in-person events and marketing programs. Our sales and marketing headcount was 2,540 as of July 31, 2024, compared to 2,202 as of July 31, 2023.
Research and Development

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Research and development	$148,967	$125,420	$23,547	19%
The increase in research and development expense was primarily driven by a $17.5 million increase in personnel costs and stock-based compensation as we grew our research and development headcount by 20%. In addition, research and development expense increased $4.0 million due to higher third-party infrastructure expenses related to development costs of our MongoDB Atlas offering.
General and Administrative

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
General and administrative	$50,790	$46,103	$4,687	10%
The increase in general and administrative expense was due to higher costs to support the growth of our business. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in $4.0 million higher personnel costs and stock-based compensation. In addition, general and administrative expenses increased due to higher professional fees and higher software costs.
Other Income, Net

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Other income, net	$20,808	$14,994	$5,814	39%
Other income, net for the three months ended July 31, 2024 improved primarily due to higher interest income from our short-term investments.

MONGODB, INC.
Provision for Income Taxes

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Provision for income taxes	$3,897	$3,588	$309	9%
The provision for income taxes during the three months ended July 31, 2024 and 2023 was primarily due to foreign taxes as we continue our global expansion.

Comparison of the Six Months Ended July 31, 2024 and 2023
Revenue

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Subscription	$900,701	$764,048	$136,653	18%
Services	27,969	28,023	(54)	—%
Total revenue	$928,670	$792,071	$136,599	17%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $136.7 million primarily due to an increase of $114.3 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Subscription cost of revenue	$207,578	$162,995	$44,583	27%
Services cost of revenue	43,372	39,791	3,581	9%
Total cost of revenue	250,950	202,786	48,164	24%
Gross profit	$677,720	$589,285	$88,435	15%
Gross margin	73%	74%
Subscription	77%	79%
Services	(55)%	(42)%
The increase in subscription cost of revenue was primarily due to a $32.7 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $8.2 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $3.1 million increase in third-party consultant costs related to the delivery of consulting and training services and a $1.0 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization. Total headcount in our support and services organizations increased 14% from July 31, 2023 to July 31, 2024.
Our overall gross margin declined slightly to 73%. Our subscription gross margin declined slightly to 77% due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. Services gross margin declined due to the impact of higher third-party consultant and training costs, services personnel costs and stock-based compensation.

MONGODB, INC.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Sales and marketing	$440,983	$378,667	$62,316	16%
The increase in sales and marketing expense was primarily driven by a $19.6 million increase in personnel costs and stock-based compensation, a $26.5 million increase in spend on in-person events and marketing programs and a $13.0 million increase in commission expense. Our sales and marketing headcount was 2,540 as of July 31, 2024, compared to 2,202 as of July 31, 2023.
Research and Development

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Research and development	$295,027	$242,237	$52,790	22%
The increase in research and development expense was primarily driven by a $39.7 million increase in personnel costs and stock-based compensation as we grew our research and development headcount by 20%. In addition, research and development expense increased $8.3 million due to higher third-party infrastructure expenses related to development costs of our MongoDB Atlas offering.
General and Administrative

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
General and administrative	$111,336	$85,931	$25,405	30%
The increase in general and administrative expense was primarily driven by higher costs to support the growth of our business. In particular, these higher costs were primarily driven by an increase in general and administrative personnel headcount resulting in $12.5 million higher personnel costs and stock-based compensation. General and administrative expense also increased $9.5 million due to value-added tax expense related to our operations in certain non-US jurisdictions. In addition, general and administrative expenses increased $3.0 million due to higher professional fees and higher software costs.
Other Income, Net

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Other income, net	$40,982	$31,782	$9,200	29%
Other income, net, for the six months ended July 31, 2024 improved primarily due to higher interest income from our short-term investments.
Provision for Income Taxes

	Six Months Ended July 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Provision for income taxes	$6,478	$6,075	$403	7%
The provision for income taxes during the six months ended July 31, 2024 and 2023, was primarily due to foreign taxes as we continue our global expansion.

MONGODB, INC.
Liquidity and Capital Resources
As of July 31, 2024, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.3 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
During the three months ended April 30, 2024, the Company elected to cash settle its Capped Calls associated with the 2024 Notes. In June 2024, the Capped Calls associated with the 2024 Notes settled and the Company received $170.6 million in cash.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of July 31, 2024, we had an accumulated deficit of $1.8 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation and recent volatility in the banking sector, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Six Months Ended July 31,
	2024	2023
Net cash provided by operating activities	$62,215	$28,428
Net cash provided by investing activities	242,277	101,087
Net cash provided by financing activities	186,896	20,587
Operating Activities
Cash provided by operating activities during the six months ended July 31, 2024 was $62.2 million, driven primarily by an increase in our cash collections reflecting overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $13.3 million. In addition, our net loss of $135.1 million, includes non‑cash charges of $243.2 million for stock‑based compensation and $7.2 million for depreciation and amortization. Our accrued liabilities increased by $29.2 million reflecting our increase in expenses and timing of payments. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $54.3 million, amortization of premium and accretion of discount on short-term investments, net of $13.5 million, an increase in deferred commissions of $20.0 million and other net non-cash charges of $7.8 million.

Cash provided by operating activities during the six months ended July 31, 2023 was $28.4 million, driven primarily by an increase in our cash collections reflecting overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $12.2 million. In addition, our net loss of $91.8 million, includes non‑cash charges of $217.3 million for stock‑based compensation and $8.5 million for depreciation and amortization. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $91.4 million, as well as accretion of the discount on our short-term investments of $25.5 million.

MONGODB, INC.
Investing Activities
Cash provided by investing activities during the six months ended July 31, 2024 was $242.3 million, due to purchases of marketable securities, net of maturities, of $249.4 million, cash used for investments in non-marketable securities of $5.5 million and purchases of property and equipment of $1.6 million.
Cash provided by investing activities during the six months ended July 31, 2023 was $101.1 million, primarily due to maturities of marketable securities, net of purchases, of $104.4 million. The proceeds were partially offset by $2.1 million of additional investment in non-marketable securities and $1.3 million of cash used for purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the six months ended July 31, 2024 was $186.9 million, due to proceeds from the settlement of capped calls of $170.6 million, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and exercises of stock options of $19.9 million, partly offset by principal payments of finance leases of $3.6 million.
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

Contractual Obligations and Commitments
During the six months ended July 31, 2024, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2024 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of July 31, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $2.3 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of July 31, 2024.
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
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three and six months periods ended July 31, 2024 and 2023. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of July 31, 2024 and January 31, 2024, the total amount of non-marketable securities included in other assets on our balance sheets was $18.4 million and $12.9 million, respectively.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2024. Based on the evaluation of our disclosure controls and procedures as of July 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, CEO Dev Ittycheria, and CFO Michael Gordon. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between August 31, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. We intend to vigorously defend ourselves in this matter.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
We derive and expect to continue to derive more than the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the six months ended July 31, 2024. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customer’s usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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

MONGODB, INC.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflicts between Russia and Ukraine and Israel and Hamas, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and

MONGODB, INC.
signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the six months ended July 31, 2024. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits. See the section titled “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
We are currently self-certified under the EU-U.S. Data Privacy Framework, however such adequacy decision is likely to face challenge at the Court of Justice of the European Union. While the EU-U.S. Data Privacy Framework does not apply to the U.K., on October 12, 2023, the U.K. government adopted an adequacy decision concluding that the United States ensures an adequate level of protection transferred from the U.K. to the United States under the U.K. Extension to the EU-U.S. Data Privacy Framework (“U.K. Data Privacy Framework”). We are currently self-certified under the U.K. Data Privacy Framework, and have also self-certified under the Swiss Data Privacy Framework in anticipation of a similar adequacy decision from the Swiss government. Both the U.K. and Swiss Data Privacy Frameworks could also be contested or otherwise affected by any challenges to the EU-U.S. Data Privacy Framework. Certain countries outside Europe (including Russia, China and Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or require us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
As of July 31, 2024, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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

In addition, the use of AI may enhance intellectual property, cybersecurity, operational and technological risks. As the regulatory framework for AI and related technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition and equal opportunity laws and regulations, may be interpreted in ways that would affect our business and the ways in which we or our partners use AI or related technologies, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, if we or our third-party AI providers do not have sufficient rights to use the data or other material or content on which AI tools rely, or the output generated by our use of such AI tools, we may incur liability through the violation of such laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Moreover, use of generative AI in our code development process, while offering various potential benefits, could also pose certain ownership and security risks with respect to our codebase, given the current legal uncertainties relating to ownership of AI-generated works and the potential for security flaws in output code. Further, potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. For example, the EU AI Act was published in the Official Journal of the EU on July 12, 2024 and entered into force on August 1, 2024. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. This framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. The EU AI Act prohibits certain uses of AI systems and places numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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
The conditional conversion feature of the 2026 Notes was not triggered as of July 31, 2024, as the last reported sale price of our common stock was not more than or equal to 130% of the applicable conversion price for at least 20 trading days in the period of 30 consecutive trading days. Therefore, the 2026 Notes are not currently convertible at the option of the holders thereof, in whole or in part, from August 1, 2024 through October 31, 2024. Whether the 2026 Notes will be convertible following such fiscal quarter will depend on the satisfaction of this condition or another conversion condition in the future.
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

During the three months ended July 31, 2024, none of our executive officers or directors adopted, terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

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

MONGODB, INC.

Date: August 30, 2024	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)