Form 10-Q
period 2024-10-31
MongoDB, Inc.
filed 2024-12-10
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of December 6, 2024, there were 74,470,596 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$673,054	$802,959
Short-term investments	1,629,038	1,212,448
Accounts receivable, net of allowance for doubtful accounts of $8,212 and $8,054 as of October 31, 2024 and January 31, 2024, respectively	334,629	325,610
Deferred commissions	103,715	92,512
Prepaid expenses and other current assets	53,827	50,107
Total current assets	2,794,263	2,483,636
Property and equipment, net	47,345	53,042
Operating lease right-of-use assets	35,859	37,365
Goodwill	69,679	69,679
Acquired intangible assets, net	963	3,957
Deferred tax assets	5,575	4,116
Other assets	271,101	217,847
Total assets	$3,224,785	$2,869,642
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,444	$9,905
Accrued compensation and benefits	120,598	112,579
Operating lease liabilities	10,787	9,797
Other accrued liabilities	86,795	74,831
Deferred revenue	286,431	357,108
Convertible senior notes, net	1,124,720	—
Total current liabilities	1,640,775	564,220
Deferred tax liability	1,030	285
Operating lease liabilities	27,639	30,918
Deferred revenue	18,481	20,296
Convertible senior notes, net	—	1,143,273
Other liabilities	34,884	41,661
Total liabilities	1,722,809	1,800,653
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of October 31, 2024 and January 31, 2024; 74,493,146 shares issued and 74,393,775 shares outstanding as of October 31, 2024; 72,840,692 shares issued and 72,741,321 shares outstanding as of January 31, 2024	73	73
Additional paid-in capital	3,357,146	2,777,322
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of October 31, 2024 and January 31, 2024	(1,319)	(1,319)
Accumulated other comprehensive income	2,606	4,545
Accumulated deficit	(1,856,530)	(1,711,632)
Total stockholders’ equity	1,501,976	1,068,989
Total liabilities and stockholders’ equity	$3,224,785	$2,869,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription	$512,205	$418,339	$1,412,906	$1,182,387
Services	17,170	14,599	45,139	42,622
Total revenue	529,375	432,938	1,458,045	1,225,009
Cost of revenue:
Subscription	111,150	87,954	318,728	250,949
Services	24,181	19,104	67,553	58,895
Total cost of revenue	135,331	107,058	386,281	309,844
Gross profit	394,044	325,880	1,071,764	915,165
Operating expenses:
Sales and marketing	217,954	192,977	658,937	571,644
Research and development	151,410	128,150	446,437	370,387
General and administrative	52,556	49,969	163,892	135,900
Total operating expenses	421,920	371,096	1,269,266	1,077,931
Loss from operations	(27,876)	(45,216)	(197,502)	(162,766)
Other income (expense):
Interest income	23,869	20,358	71,240	57,865
Interest expense	(2,278)	(1,964)	(6,457)	(6,968)
Other income (expense), net	(824)	1,160	(3,034)	439
Loss before provision for income taxes	(7,109)	(25,662)	(135,753)	(111,430)
Provision for income taxes	2,667	3,635	9,145	9,710
Net loss	$(9,776)	$(29,297)	$(144,898)	$(121,140)
Net loss per share, basic and diluted	$(0.13)	$(0.41)	$(1.97)	$(1.71)
Weighted-average shares used to compute net loss per share, basic and diluted	74,020,593	71,560,023	73,472,900	70,878,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net loss	$(9,776)	$(29,297)	$(144,898)	$(121,140)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	1,734	(2,447)	(818)	(7,610)
Foreign currency translation adjustment	(29)	(2,933)	(1,121)	(907)
Other comprehensive income (loss)	1,705	(5,380)	(1,939)	(8,517)
Total comprehensive loss	$(8,071)	$(34,677)	$(146,837)	$(129,657)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	72,741,321	$73	$2,777,322	$(1,319)	$4,545	$(1,711,632)	$1,068,989
Stock option exercises	132,617	—	953	—	—	—	953
Vesting of restricted stock units	399,213	—	—	—	—	—	—
Vesting of performance stock units	77,444	—	—	—	—	—	—
Stock-based compensation	—	—	120,763	—	—	—	120,763
Unrealized loss on available-for-sale securities	—	—	—	—	(9,541)	—	(9,541)
Foreign currency translation adjustment	—	—	—	—	(1,007)	—	(1,007)
Reclassification of derivative related to the Capped Call associated with the 2024 Notes	—	—	169,692	—	—	—	169,692
Net loss	—	—	—	—	—	(80,593)	(80,593)
Balances as of April 30, 2024	73,350,595	73	3,068,730	(1,319)	(6,003)	(1,792,225)	1,269,256
Stock option exercises	41,954	—	353	—	—	—	353
Vesting of restricted stock units	374,560	—	—	—	—	—	—
Stock-based compensation	—	—	122,423	—	—	—	122,423
Issuance of common stock under the Employee Stock Purchase Plan	96,603	—	18,640	—	—	—	18,640
Unrealized gain on available-for-sale securities	—	—	—	—	6,989	—	6,989
Foreign currency translation adjustment	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	(54,529)	(54,529)
Balances as of July 31, 2024	73,863,712	73	3,210,146	(1,319)	901	(1,846,754)	1,363,047
Stock option exercises	40,672	—	315	—	—	—	315
Vesting of restricted stock units	385,695	—	—	—	—	—	—
Stock-based compensation	—	—	125,712	—	—	—	125,712
Conversion of convertible senior notes	103,696	—	20,973	—	—	—	20,973
Unrealized gain on available-for-sale securities	—	—	—	—	1,734	—	1,734
Foreign currency translation adjustment	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	(9,776)	(9,776)
Balances as of October 31, 2024	74,393,775	$73	$3,357,146	$(1,319)	$2,606	$(1,856,530)	$1,501,976

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	69,906,586	$70	$2,276,694	$(1,319)	$(905)	$(1,535,032)	$739,508
Stock option exercises	213,713	—	1,472	—	—	—	1,472
Vesting of restricted stock units	388,017	1	—	—	—	—	1
Vesting of performance stock units	22,991	—	—	—	—	—	—
Stock-based compensation	—	—	103,955	—	—	—	103,955
Unrealized gain on available-for-sale securities	—	—	—	—	818	—	818
Foreign currency translation adjustment	—	—	—	—	921	—	921
Net loss	—	—	—	—	—	(54,246)	(54,246)
Balances as of April 30, 2023	70,531,307	71	2,382,121	(1,319)	834	(1,589,278)	792,429
Stock option exercises	265,477	1	2,035	—	—	—	2,036
Vesting of restricted stock units	432,093	—	—	—	—	—	—
Stock-based compensation	—	—	113,312	—	—	—	113,312
Issuance of common stock under the Employee Stock Purchase Plan	114,508	—	19,781	—	—	—	19,781
Unrealized loss on available-for-sale securities	—	—	—	—	(5,981)	—	(5,981)
Foreign currency translation adjustment	—	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	—	(37,597)	(37,597)
Balances as of July 31, 2023	71,343,385	72	2,517,249	(1,319)	(4,042)	(1,626,875)	885,085
Stock option exercises	179,901	—	1,303	—	—	—	1,303
Vesting of restricted stock units	436,190	—	—	—	—	—	—
Stock-based compensation	—	—	115,829	—	—	—	115,829
Unrealized loss on available-for-sale securities	—	—	—	—	(2,447)	—	(2,447)
Foreign currency translation adjustment	—	—	—	—	(2,933)	—	(2,933)
Net loss	—	—	—	—	—	(29,297)	(29,297)
Balances as of October 31, 2023	71,959,476	$72	$2,634,381	$(1,319)	$(9,422)	$(1,656,172)	$967,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities
Net loss	$(144,898)	$(121,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,580	13,257
Stock-based compensation	368,898	333,096
Amortization of debt discount and issuance costs	2,419	2,543
Amortization of finance right-of-use assets	2,981	2,981
Amortization of operating right-of-use assets	8,300	6,781
Deferred income taxes	(799)	(572)
Amortization of premium and accretion of discount on short-term investments, net	(19,117)	(36,405)
Realized and unrealized gain on financial instruments, net	(1,190)	(1,294)
Unrealized foreign exchange loss (gain)	1,992	(322)
Change in operating assets and liabilities:
Accounts receivable, net	(11,258)	11,761
Prepaid expenses and other current assets	(582)	700
Deferred commissions	(38,794)	(17,160)
Other long-term assets	(17,704)	(215)
Accounts payable	1,569	1,078
Accrued liabilities	22,494	20,314
Operating lease liabilities	(9,145)	(6,989)
Deferred revenue	(71,352)	(138,724)
Other liabilities, non-current	(3,741)	(2,840)
Net cash provided by operating activities	99,653	66,850
Cash flows from investing activities
Purchases of property and equipment	(3,571)	(3,336)
Investments in non-marketable securities	(5,750)	(2,056)
Business combinations, net of cash acquired	—	(15,000)
Proceeds from maturities of marketable securities	570,000	1,190,000
Purchases of marketable securities	(971,803)	(1,233,851)
Net cash used in investing activities	(411,124)	(64,243)
Cash flows from financing activities
Proceeds from settlement of capped calls	170,589	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	18,640	19,781
Proceeds from exercise of stock options	1,621	4,812
Principal payments of finance leases	(4,534)	(4,083)
Net cash provided by financing activities	186,316	20,510
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,825)	(1,098)
Net (decrease) increase in cash, cash equivalents and restricted cash	(127,980)	22,019
Cash, cash equivalents and restricted cash, beginning of period	803,643	456,339
Cash, cash equivalents and restricted cash, end of period	$675,663	$478,358
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$11,703	$8,163
Interest expense	$3,236	$3,413
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$673,054	$477,675
Restricted cash, non-current	2,609	683
Total cash, cash equivalents and restricted cash	$675,663	$478,358
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
3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of October 31, 2024 and January 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of October 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$150,934	$—	$—	$150,934
Short-term investments:
U.S. government treasury securities	1,629,038	—	—	1,629,038
Total financial assets	$1,779,972	$—	$—	$1,779,972

	Fair Value Measurement as of January 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$512,456	$—	$—	$512,456
Short-term investments:
U.S. government treasury securities	1,212,448	—	—	1,212,448
Total financial assets	$1,724,904	$—	$—	$1,724,904
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of October 31, 2024 and January 31, 2024 (in thousands):

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	October 31, 2024			January 31, 2024
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Due within one year	$909,218	$825	$910,043	$520,006	$(543)	$519,463
Due after one year and within three years	718,407	588	718,995	690,211	2,774	692,985
Total short-term investments	$1,627,625	$1,413	$1,629,038	$1,210,217	$2,231	$1,212,448
As of October 31, 2024 and January 31, 2024, unrealized net gains on the Company’s U.S. government treasury securities were approximately $1.4 million and $2.2 million, respectively. These unrealized net gains were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Since the fluctuation in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of October 31, 2024. Gross realized gains and losses were not material for each of the three and nine months ended October 31, 2024 and 2023. There were no material short-term investments in a continuous loss position for greater than twelve months.
Convertible Senior Notes and Capped Calls
The Company measures the fair value of its outstanding convertible senior notes on a quarterly basis for disclosure purposes. The Company considers the fair value of its convertible senior notes as of October 31, 2024 to be a Level 2 measurement due to limited trading activity of the convertible senior notes.
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
Non-marketable Securities
As of October 31, 2024 and January 31, 2024, the total amount of non-marketable equity and debt securities included in other assets on the Company’s condensed consolidated balance sheets was $18.9 million and $12.9 million, respectively. The Company invested an additional $5.8 million and $2.1 million of its cash in non-marketable equity securities during the nine months ended October 31, 2024 and 2023, respectively. The Company recognized immaterial net unrealized gains on certain of these non-marketable securities during the three and nine months ended October 31, 2024. No unrealized gain or loss was recognized during the three months ended October 31, 2023. The Company recognized net unrealized gains on certain of these non-marketable securities of $1.3 million during the nine months ended October 31, 2023. Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2024 Form 10-K for further information. The Company considers these assets as Level 3 within the fair value hierarchy when an impairment or observable price changes in orderly transactions are recognized on these non-marketable securities during the period. The estimation of fair value for these investments is inherently complex due to the lack of readily available market data and inherent lack of liquidity and requires the Company’s judgment and the use of significant unobservable inputs in an inactive market. In addition, the determination of whether an orderly transaction is for the identical or a similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments and the stage of operational development of the entities.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Goodwill and Acquired Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	October 31, 2024	January 31, 2024
Balance, beginning of year	$69,679	$57,779
Increase in goodwill related to business combinations	—	11,900
Balance, end of period	$69,679	$69,679
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
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	October 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$41,200	$(40,237)	$963	1.4
Customer relationships	15,200	(15,200)	—	—
Total	$56,400	$(55,437)	$963

	January 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$41,200	$(37,328)	$3,872	1.0
Customer relationships	15,200	(15,115)	85	0.3
Total	$56,400	$(52,443)	$3,957
Acquired intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $0.2 million and $3.0 million for the three and nine months ended October 31, 2024, respectively, and $2.8 million and $7.4 million for the three and nine months ended October 31, 2023, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s interim condensed consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s interim condensed consolidated statements of operations.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of October 31, 2024, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
Remainder of 2025	$170
2026	680
2027	113
2028	—
2029	—
Total	$963

5. Convertible Senior Notes
The net carrying amounts of the Company’s 2026 Notes (as defined herein) were as follows for the periods presented (in thousands):

	October 31, 2024		January 31, 2024
Principal	$1,128,921	(1)	$1,149,972
Unamortized debt issuance costs	(4,201)		(6,699)
Net carrying amount	$1,124,720		$1,143,273
(1) The aggregate principal amount outstanding of the 2026 Notes is presented within Convertible senior notes, net, current on the Company’s condensed consolidated balance sheet as of October 31, 2024.
As of October 31, 2024, the estimated fair value (Level 2) of the outstanding 2026 Notes, which is utilized solely for disclosure purposes, was approximately $1.5 billion. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates.
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
In October 2024, the optional redemption feature of the 2026 Notes was satisfied as the last reported sale price of the Company’s common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. On October 16, 2024, the Company issued a notice of redemption (the “Redemption Notice”) for all aggregate principal amount outstanding of its 2026 Notes. Pursuant to the Redemption Notice, on December 16, 2024 (the “Redemption Date”), the Company will redeem all 2026 Notes that have not been converted prior to such date at a redemption price in cash equal to 100% of the principal amount of such 2026 Notes, plus accrued and unpaid interest from July 15, 2024 to, but excluding, the Redemption Date (the “Redemption Price”). On the Redemption Date, the Redemption Price will become due and payable upon each 2026 Note to be redeemed and interest thereon will cease to accrue on and after the Redemption Date.
The 2026 Notes called for redemption may be converted by holders at any time before 5:00 p.m. (New York City time) on December 13, 2024 (the “Conversion Deadline”). The Conversion Rate for 2026 Notes converted after the date of the Redemption Notice and prior to the Conversion Deadline will be equal to 4.9260 shares of the Company’s common stock, par value $0.001 per share, per $1,000 principal amount of the 2026 Notes, which includes an increase of the conversion rate of 0.1911 additional shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes as a result of the 2026 Notes being called for optional redemption. The Company has elected to settle any conversions occurring after the date

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of the Redemption Notice and prior to the Conversion Deadline by delivering common stock, plus cash in lieu of any resulting fractional shares.
The Company classified the 2026 Notes as Convertible senior notes, net, current on the Company’s condensed consolidated balance sheet as of October 31, 2024 as the Company expects to redeem the 2026 Notes no later than the Redemption Date. During the three months ended October 31, 2024, certain holders elected to convert $21.1 million aggregate principal amount of the 2026 Notes for 103,696 shares of the Company’s common stock with the remaining balance settled in cash. The Company recorded the carrying amount of the converted debt into common stock and additional paid-in-capital with no gain or loss recognized. The Company reflected these conversions as non-cash financing activities in the Company’s condensed consolidated statement of cash flows for the nine months ended October 31, 2024.
Between November 1, 2024 and December 10, 2024, approximately $115.8 million aggregate principal amount were converted, or are required to be converted, to 570,257 shares of the Company’s common stock with the remaining balance settled in cash. As of December 10, 2024, the Company had aggregate principal amount outstanding of $1.0 billion which will be redeemed by the Redemption Date in either the Company’s common stock or cash.
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
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of these Capped Calls through October 31, 2024.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease Costs
The components of the Company’s lease costs included in its interim condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$994	$994	$2,981	$2,981
Interest on finance lease liabilities	556	638	1,733	1,972
Operating lease cost	3,716	2,919	9,873	8,680
Short-term lease cost	1,222	1,453	4,254	4,040
Total lease cost	$6,488	$6,004	$18,841	$17,673
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	October 31, 2024	January 31, 2024
Finance Lease:
Property and equipment, net	$20,534	$23,514
Other accrued liabilities, current	6,719	6,179
Other liabilities, non-current	32,437	37,511
Operating Leases:
Operating lease right-of-use assets	$35,859	$37,365
Operating lease liabilities, current	10,787	9,797
Operating lease liabilities, non-current	27,639	30,918
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of October 31, 2024 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
Remainder of 2025	$2,178	$2,585
2026	8,711	12,355
2027	8,711	8,444
2028	8,711	6,209
2029	8,711	5,499
Thereafter	7,985	8,030
Total minimum payments	45,007	43,122
Less imputed interest	(5,851)	(4,696)
Present value of future minimum lease payments	39,156	38,426
Less current obligations under leases	(6,719)	(10,787)
Non-current lease obligations	$32,437	$27,639

7. Commitments and Contingencies
Non-cancelable Material Commitments

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the nine months ended October 31, 2024, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2024 Form 10-K.

Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, CEO Dev Ittycheria, and COO and CFO Michael Gordon. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between August 31, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend themself in this matter.
On October 7, 2024, a shareholder derivative action was filed by Anand Roy, on behalf of the Company, in the U.S. District Court for the Southern District of New York, Case. No. 1:24-cv-07594, against the Company (as a nominal defendant), and certain officers and directors. This derivative action alleges the same core allegations as stated in the securities class action lawsuit. Similar cases were subsequently filed in the same district (together with the Roy matter, the “Derivative Litigations”). The Derivative Litigations are at an early stage; the Roy matter has been stayed, pending the outcome of the Court's decision on the defendants’ anticipated motion to dismiss the securities class action lawsuit, and defendants have not yet been served in the other Derivative Litigations. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time.
Although claims and litigation are inherently unpredictable, as of October 31, 2024, other than as disclosed above, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
subscription products between its MongoDB Atlas-related offerings and other subscription products, which include MongoDB Enterprise Advanced.
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Primary geographical markets:
Americas	$325,076	$265,698	$881,958	$741,529
EMEA	140,744	119,355	400,864	337,924
Asia Pacific	63,555	47,885	175,223	145,556
Total	$529,375	$432,938	$1,458,045	$1,225,009

Subscription product categories and services:
MongoDB Atlas-related	$362,604	$286,856	$1,016,142	$791,870
Other subscription	149,601	131,483	396,764	390,517
Services	17,170	14,599	45,139	42,622
Total	$529,375	$432,938	$1,458,045	$1,225,009
Customers located in the United States accounted for 55% and 54% of total revenue for the three and nine months ended October 31, 2024, respectively, and 55% and 54% three and nine months ended October 31, 2023, respectively. No other country accounted for 10% or more of revenue for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of October 31, 2024 and January 31, 2024 was $304.9 million and $377.4 million, respectively. Approximately 22% and 31% of the total revenue recognized for the nine months ended October 31, 2024 and 2023, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of October 31, 2024, the aggregate transaction price allocated to remaining performance obligations was $728.0 million. Approximately 57% is expected to be recognized as revenue over the next 12 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of October 31, 2024 and January 31, 2024, unbilled receivables were $13.7 million and $22.7 million, respectively.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2024	$8,054
Provision	6,477
Recoveries/write-offs	(6,319)
Balance as of October 31, 2024	$8,212
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $333.0 million and $294.2 million as of October 31, 2024 and January 31, 2024, respectively, of which $229.3 million and $201.7 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of October 31, 2024 and January 31, 2024, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim condensed consolidated statements of operations, was $28.6 million and $82.2 million for the three and nine months ended October 31, 2024, respectively, and $25.3 million and $72.8 million for the three and nine months ended October 31, 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
Stock Options
The 2016 Plan provides for the issuance of incentive stock options to eligible employees and non-statutory stock options to eligible employees, directors or consultants. The Company’s Board of Directors, or a committee thereof, determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. There were no stock options granted during the nine months ended October 31, 2024.
The following table summarizes stock option activity for the nine months ended October 31, 2024 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2024	835,623	$8.14	2.6	$327,884
Stock options exercised	(215,243)	7.53
Stock options forfeited and expired	(267)	13.35
Balance - October 31, 2024	620,113	$8.35	1.9	$162,503
Vested and exercisable - January 31, 2024	835,623	$8.14	2.6	$327,884
Vested and exercisable - October 31, 2024	620,113	$8.35	1.9	$162,503

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
The following table summarizes RSU activity for the nine months ended October 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2024	3,566,406	$290.59
RSUs granted	1,552,130	319.34
RSUs vested	(1,159,468)	298.24
RSUs forfeited and canceled	(381,690)	297.60
Unvested - October 31, 2024	3,577,378	$299.84
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
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s interim condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue—subscription	$7,884	$6,018	$21,566	$17,607
Cost of revenue—services	3,495	3,200	10,151	9,490
Sales and marketing	40,540	40,585	121,193	118,567
Research and development	57,850	50,759	168,211	143,238
General and administrative	15,943	15,267	47,777	44,194
Total stock-based compensation expense	$125,712	$115,829	$368,898	$333,096

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(9,776)	$(29,297)	$(144,898)	$(121,140)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	74,020,593	71,560,023	73,472,900	70,878,162

Net loss per share, basic and diluted	$(0.13)	$(0.41)	$(1.97)	$(1.71)
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
The following weighted-average outstanding potentially dilutive shares of common stock were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Stock options pursuant to the 2016 Equity Incentive Plan	303,833	391,969	326,151	448,289
Stock options pursuant to the 2008 Stock Incentive Plan	336,783	848,908	364,653	996,896
Unvested restricted stock units	3,814,958	4,260,776	3,877,567	4,271,290
Unvested executive PSUs	179,053	205,232	184,532	205,232
Shares underlying the conversion option of the 2026 Notes	5,561,065	5,445,002	5,483,690	5,445,002
Total	10,195,692	11,151,887	10,236,593	11,366,709

11. Income Taxes
The Company recorded a provision for income taxes of $2.7 million and $9.1 million for the three and nine months ended October 31, 2024, respectively, and $3.6 million and $9.7 million for the three and nine months ended October 31, 2023, respectively. The provisions recorded during each of the three and nine months ended October 31, 2024 and 2023 were driven by the change in global income by jurisdiction and the associated foreign taxes. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2021, the Organization for Economic Cooperation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. In the first quarter of the Company’s fiscal year ending January 31, 2025, enacted Pillar Two legislation of a number of countries became effective. Pillar Two did not have a significant impact on the Company’s condensed consolidated financial statements for the nine months ended October 31, 2024. While the Company is monitoring developments and evaluating the potential impact on future periods, the Company does not expect Pillar Two to have a significant impact on its consolidated financial statements for the fiscal year ending January 31, 2025.
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

Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series and application-driven analytics that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 5,436 as of October 31, 2024, from 4,849 as of October 31, 2023.
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue for each of the three and nine months ended October 31, 2024 and 2023.

MONGODB, INC.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, vector search, time series and application-driven analytics. During the three and nine months ended October 31, 2024, MongoDB Atlas revenue represented 68% and 70%, respectively, as compared to 66% and 65% of our total revenue during the three and nine months ended October 31, 2023, respectively, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in MongoDB Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 25% and 24% of our subscription revenue for the three and nine months ended October 31, 2024, respectively, and 27% for both the three and nine months ended October 31, 2023. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
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
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for each of the three and nine months ended October 31, 2024 and 2023. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide Data Management Software market, was $94 billion in 2023 growing to approximately $170 billion in 2028. This represents a 13% compound annual growth rate.
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
Adverse macroeconomic conditions include slower or negative economic growth, higher inflation and higher interest rates. During the nine months ended October 31, 2024, the macroeconomic environment negatively impacted our business. For instance, we experienced slower than historical growth rates for our existing MongoDB Atlas applications. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.

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
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of October 31, 2024, we had over 52,600 customers across a wide range of industries and in over 100 countries, compared to over 46,400 customers as of October 31, 2023. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of October 31, 2024, we had over 7,400 customers that were sold through our direct sales force and channel partners, as compared to over 6,900 such customers as of October 31, 2023. These customers, which we refer to as our Direct Sales Customers, accounted for 88% of our subscription revenue for each of the three and nine months ended October 31, 2024 and 2023. We plan to continue to invest in acquiring new customers and additional workloads from existing customers across all of our channels. We had over 51,100 MongoDB Atlas customers as of October 31, 2024 compared to over 44,900 as of October 31, 2023. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is driven by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the three and nine months ended October 31, 2024, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth for the remainder of the year. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 2,314 and 1,972 as of October 31, 2024 and 2023, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.

MONGODB, INC.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. As of October 31, 2024, our net ARR expansion rate was approximately 120%. Historically, our net ARR expansion rate has been over 120%. The decline versus most historical periods is attributable to a smaller contribution from expanding customers. Our net ARR expansion rate may fluctuate in future periods due to a variety of factors, including the volume and type of workloads that we onboard, growth rate of historical workloads on our platform and changes in the macroeconomic environment.

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

MONGODB, INC.
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
Three and Nine Months Ended October 31, 2024 Summary
For the three months ended October 31, 2024, our total revenue increased to $529.4 million as compared to $432.9 million for the three months ended October 31, 2023, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss decreased to $9.8 million for the three months ended October 31, 2024 as compared to $29.3 million for the three months ended October 31, 2023, primarily driven by higher sales and marketing spend and research and development costs during the three months ended October 31, 2024.
For the nine months ended October 31, 2024, our total revenue increased to $1,458.0 million as compared to $1,225.0 million for the nine months ended October 31, 2023, primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss increased to $144.9 million for the nine months ended October 31, 2024 as compared to $121.1 million for the nine months ended October 31, 2023, primarily driven by higher sales and marketing spend and research and development costs during the nine months ended October 31, 2024.

MONGODB, INC.
Our operating cash flow was $99.7 million and $66.9 million for the nine months ended October 31, 2024 and 2023, respectively.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Consolidated Statements of Operations Data:
Revenue:
Subscription	$512,205	$418,339	$1,412,906	$1,182,387
Services	17,170	14,599	45,139	42,622
Total revenue	529,375	432,938	1,458,045	1,225,009
Cost of revenue:
Subscription(1)	111,150	87,954	318,728	250,949
Services(1)	24,181	19,104	67,553	58,895
Total cost of revenue	135,331	107,058	386,281	309,844
Gross profit	394,044	325,880	1,071,764	915,165
Operating expenses:
Sales and marketing(1)	217,954	192,977	658,937	571,644
Research and development(1)	151,410	128,150	446,437	370,387
General and administrative(1)	52,556	49,969	163,892	135,900
Total operating expenses	421,920	371,096	1,269,266	1,077,931
Loss from operations	(27,876)	(45,216)	(197,502)	(162,766)
Other income, net	20,767	19,554	61,749	51,336
Loss before provision for income taxes	(7,109)	(25,662)	(135,753)	(111,430)
Provision for income taxes	2,667	3,635	9,145	9,710
Net loss	$(9,776)	$(29,297)	$(144,898)	$(121,140)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of revenue—subscription	$7,884	$6,018	$21,566	$17,607
Cost of revenue—services	3,495	3,200	10,151	9,490
Sales and marketing	40,540	40,585	121,193	118,567
Research and development	57,850	50,759	168,211	143,238
General and administrative	15,943	15,267	47,777	44,194
Total stock‑based compensation expense	$125,712	$115,829	$368,898	$333,096

MONGODB, INC.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Percentage of Revenue Data:
Revenue:
Subscription	97%	97%	97%	97%
Services	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	21%	20%	21%	20%
Services	5%	5%	5%	5%
Total cost of revenue	26%	25%	26%	25%
Gross profit	74%	75%	74%	75%
Operating expenses:
Sales and marketing	41%	45%	45%	47%
Research and development	29%	30%	31%	30%
General and administrative	9%	11%	11%	11%
Total operating expenses	79%	86%	87%	88%
Loss from operations	(5)%	(11)%	(13)%	(13)%
Other income, net	4%	5%	4%	4%
Loss before provision for income taxes	(1)%	(6)%	(9)%	(9)%
Provision for income taxes	1%	1%	1%	1%
Net loss	(2)%	(7)%	(10)%	(10)%

Comparison of the Three Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Subscription	$512,205	$418,339	$93,866	22%
Services	17,170	14,599	2,571	18%
Total revenue	$529,375	$432,938	$96,437	22%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $93.9 million primarily due to an increase of $82.7 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Subscription cost of revenue	$111,150	$87,954	$23,196	26%
Services cost of revenue	24,181	19,104	5,077	27%
Total cost of revenue	135,331	107,058	28,273	26%
Gross profit	$394,044	$325,880	$68,164	21%
Gross margin	74%	75%
Subscription	78%	79%
Services	(41)%	(31)%
The increase in subscription cost of revenue was primarily due to a $16.3 million increase in third‑party cloud

MONGODB, INC.
infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $4.7 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $2.7 million increase in personnel costs and stock-based compensation, associated with increased headcount in our services organization, and a $1.7 million increase in third-party consultant costs related to the delivery of consulting and training services. Total headcount in our support and services organizations increased 22% from October 31, 2023 to October 31, 2024.
Our overall gross margin decreased slightly to 74%. Our subscription gross margin declined slightly to 78% due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. Services gross margin declined due to the impact of higher costs related to the delivery of consulting and training services.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Sales and marketing	$217,954	$192,977	$24,977	13%
The increase in sales and marketing expense was primarily driven by a $15.3 million increase in personnel costs and stock-based compensation, a $5.3 million increase in commission expense, and a $2.1 million increase in spend on in-person events and marketing programs. Our sales and marketing headcount was 2,489 as of October 31, 2024, compared to 2,268 as of October 31, 2023.
Research and Development

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Research and development	$151,410	$128,150	$23,260	18%
The increase in research and development expense was primarily driven by a $20.0 million increase in personnel costs and stock-based compensation as we grew our research and development headcount by 11%. In addition, research and development expense increased $2.4 million due to higher third-party infrastructure expenses related to development costs of our MongoDB Atlas offering.
General and Administrative

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
General and administrative	$52,556	$49,969	$2,587	5%
The increase in general and administrative expense was due to higher costs to support the growth of our business. In particular, these higher costs were driven by an increase in general and administrative personnel headcount resulting in higher personnel costs and stock-based compensation.
Other Income, Net

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Other income, net	$20,767	$19,554	$1,213	6%
Other income, net for the three months ended October 31, 2024 improved primarily due to higher interest income from our short-term investments.

MONGODB, INC.
Provision for Income Taxes

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Provision for income taxes	$2,667	$3,635	$(968)	(27)%
The decrease in the provision for income taxes during the three months ended October 31, 2024 and 2023 was primarily due to foreign taxes.

Comparison of the Nine Months Ended October 31, 2024 and 2023
Revenue

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Subscription	$1,412,906	$1,182,387	$230,519	19%
Services	45,139	42,622	2,517	6%
Total revenue	$1,458,045	$1,225,009	$233,036	19%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $230.5 million primarily due to an increase of $197.0 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Subscription cost of revenue	$318,728	$250,949	$67,779	27%
Services cost of revenue	67,553	58,895	8,658	15%
Total cost of revenue	386,281	309,844	76,437	25%
Gross profit	$1,071,764	$915,165	$156,599	17%
Gross margin	74%	75%
Subscription	77%	79%
Services	(50)%	(38)%
The increase in subscription cost of revenue was primarily due to a $49.0 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, subscription cost of revenue was higher due to a $12.9 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $6.6 million increase in third-party consultant costs related to the delivery of consulting and training services and a $3.7 million increase in personnel costs and stock-based compensation associated with increased headcount in our services organization. Total headcount in our support and services organizations increased 22% from October 31, 2023 to October 31, 2024.
Our overall gross margin declined slightly to 74%. Our subscription gross margin declined to 77% due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. Services gross margin declined due to the impact of higher third-party consultant and training costs, services personnel costs and stock-based compensation.

MONGODB, INC.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Sales and marketing	$658,937	$571,644	$87,293	15%
The increase in sales and marketing expense was primarily driven by a $34.9 million increase in personnel costs and stock-based compensation, a $28.6 million increase in spend on in-person events and marketing programs and a $18.4 million increase in commission expense. Our sales and marketing headcount was 2,489 as of October 31, 2024, compared to 2,268 as of October 31, 2023.
Research and Development

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Research and development	$446,437	$370,387	$76,050	21%
The increase in research and development expense was primarily driven by a $59.7 million increase in personnel costs and stock-based compensation as we grew our research and development headcount by 11%. In addition, research and development expense increased $10.7 million due to higher third-party infrastructure expenses related to development costs of our MongoDB Atlas offering.
General and Administrative

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
General and administrative	$163,892	$135,900	$27,992	21%
The increase in general and administrative expense was primarily driven by higher costs to support the growth of our business. In particular, these higher costs were primarily driven by an increase in general and administrative personnel headcount resulting in $17.4 million higher personnel costs and stock-based compensation. General and administrative expense also increased $7.8 million due to value-added tax expense related to our operations in certain non-US jurisdictions. In addition, general and administrative expenses increased $6.2 million due to higher professional fees and higher software costs.
Other Income, Net

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Other income, net	$61,749	$51,336	$10,413	20%
Other income, net, for the nine months ended October 31, 2024 improved primarily due to higher interest income from our short-term investments.
Provision for Income Taxes

	Nine Months Ended October 31,		Change
(unaudited, in thousands)	2024	2023	$	%
Provision for income taxes	$9,145	$9,710	$(565)	(6)%
The decrease in the provision for income taxes during the nine months ended October 31, 2024 and 2023, was primarily due to foreign taxes.

MONGODB, INC.
Liquidity and Capital Resources
As of October 31, 2024, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.3 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
In October 2024, the optional redemption feature of the 2026 Notes was satisfied as the last reported sale price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. On October 16, 2024, we issued a notice of redemption (the “Redemption Notice”) for all aggregate principal amount outstanding of our 2026 Notes. Pursuant to the Redemption Notice, on December 16, 2024 (the “Redemption Date”), we will redeem all 2026 Notes that have not been converted prior to such date at a redemption price in cash equal to 100% of the principal amount of such 2026 Notes, plus accrued and unpaid interest from July 15, 2024 to, but excluding, the Redemption Date (the “Redemption Price”). We have elected to settle any conversions occurring after the date of the Redemption Notice and any time before 5:00 p.m. (New York City time) on December 13, 2024 (the “Conversion Deadline”) by delivering common stock, plus cash in lieu of any resulting fractional shares. During the three months ended October 31, 2024, certain holders elected to convert $21.1 million aggregate principal amount of the 2026 Notes for 103,696 shares of the Company’s common stock with the remaining balance settled in cash. Between November 1, 2024 and December 10, 2024, approximately $115.8 million aggregate principal amount were converted, or are required to be converted, to 570,257 shares of common stock with the remaining balance settled in cash. Refer to Note 5, Convertible Senior Notes, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
During the three months ended April 30, 2024, the Company elected to cash settle its Capped Calls associated with the 2024 Notes. In June 2024, the Capped Calls associated with the 2024 Notes settled and the Company received $170.6 million in cash.
We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and historical consolidated statements of cash flows. As of October 31, 2024, we had an accumulated deficit of $1.9 billion. We expect to continue to incur operating losses, may continue to experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation and recent volatility in the banking sector, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Nine Months Ended October 31,
	2024	2023
Net cash provided by operating activities	$99,653	$66,850
Net cash used in investing activities	(411,124)	(64,243)
Net cash provided by financing activities	186,316	20,510
Operating Activities
Cash provided by operating activities during the nine months ended October 31, 2024 was $99.7 million, driven primarily by an increase in our cash collections reflecting the overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable increased by $11.3 million. In addition, our net loss of $144.9 million, includes

MONGODB, INC.
non‑cash charges of $368.9 million for stock‑based compensation and $9.6 million for depreciation and amortization. Our accrued liabilities increased by $22.5 million reflecting our increase in expenses and timing of payments. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $71.4 million, amortization of premium and accretion of discount on short-term investments, net of $19.1 million, an increase in deferred commissions of $38.8 million and other net non-cash charges of $15.9 million.

Cash provided by operating activities during the nine months ended October 31, 2023 was $66.9 million, driven primarily by an increase in our cash collections reflecting the overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $11.8 million. In addition, our net loss of $121.1 million, includes non‑cash charges of $333.1 million for stock‑based compensation and $13.3 million for depreciation and amortization. Our accrued liabilities increased by $20.3 million reflecting our increase in expenses and timing of payments. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $138.7 million, accretion of the discount on our short-term investments of $36.4 million, and an increase in deferred commissions of $17.2 million.

Investing Activities
Cash used in investing activities during the nine months ended October 31, 2024 was $411.1 million, due to purchases of marketable securities, net of maturities, of $401.8 million, cash used for investments in non-marketable securities of $5.8 million and purchases of property and equipment of $3.6 million.
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
Financing Activities
Cash provided by financing activities during the nine months ended October 31, 2024 was $186.3 million, due to proceeds from the settlement of capped calls of $170.6 million, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and exercises of stock options of $20.3 million, partly offset by principal payments of finance leases of $4.5 million.
Cash provided by financing activities during the nine months ended October 31, 2023 was $20.5 million, due to proceeds from the issuance of common stock under the Employee Stock Purchase Plan and exercises of stock options, partly offset by principal repayments of finance leases.

Seasonality
We have experienced seasonal fluctuations in our revenue and operating results and this trend may continue in the future. We may experience variability and reduced comparability of our quarterly revenue and operating results with respect to the timing and nature of certain contracts, particularly multi-year contracts that contain a term license. We may also experience fluctuations as MongoDB Atlas revenue is recorded on a consumption basis and varies with usage, including seasonality factors. As MongoDB Atlas revenue continues to increase as a percentage of total revenue, these fluctuations may have a greater impact on our results of operations.

Contractual Obligations and Commitments
During the nine months ended October 31, 2024, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2024 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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

MONGODB, INC.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of October 31, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $2.3 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of October 31, 2024.
In January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement (the “2026 Notes”). The fair value of the 2026 Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the 2026 Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the 2026 Notes, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. On October 16, 2024, the Company issued the Redemption Notice for all aggregate principal amount outstanding of its 2026 Notes. Pursuant to the Redemption Notice, on the Redemption Date, the Company will redeem all 2026 Notes that have not been converted prior to such date. The Company classified the 2026 Notes as Convertible senior notes, net, current on the Company’s condensed consolidated balance sheet as of October 31, 2024 as the Company expects to redeem the 2026 Notes no later than the Redemption Date. Refer to Note 5, Convertible Senior Notes, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for either of the three and nine months periods ended October 31, 2024 and 2023. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of October 31, 2024 and January 31, 2024, the total amount of non-marketable securities included in other assets on our balance sheets was $18.9 million and $12.9 million, respectively.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2024. Based on the evaluation of our disclosure controls and procedures as of October 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, CEO Dev Ittycheria, and COO and CFO Michael Gordon. The lawsuit (the “Securities Action”) asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between August 31, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. We intend to vigorously defend ourselves in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the United States District Court for the Southern District of New York against MongoDB, as nominal defendant, and CEO Dev Ittycheria, COO and CFO Michael Gordon, and several of MongoDB’s current and former directors. The case is captioned Roy v. Ittycheria et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing MongoDB to issue allegedly false and misleading statements to investors. The plaintiff seeks unspecified damages and/or restitution on behalf of MongoDB, as well a declaration that the individual defendants have breached and/or aided and abetted breaches of their fiduciary duty to MongoDB, and certain changes to MongoDB’s corporate governance and internal controls. Similar cases were subsequently filed in the same district (together with Roy v. Ittycheria, et al., (the “Derivative Litigations”). The Derivative Litigations are at an early stage; the Roy matter has been stayed, pending the outcome of the Court's decision on the defendants' anticipated motion to dismiss the Securities Action, and defendants have not yet been served in the other Derivative Litigations.
From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
We derive and expect to continue to derive more than the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the nine months ended October 31, 2024. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customer’s usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflicts between Russia and Ukraine and Israel and Hamas, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the nine months ended October 31, 2024. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits. See the section titled “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q.
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

MONGODB, INC.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
As of October 31, 2024, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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

MONGODB, INC.
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

In addition, there is an increasing focus from regulators, certain investors, customers and other stakeholders concerning ESG matters, both in the United States and internationally. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our ESG-related policies and actions are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ESG ratings on companies. The criteria by which our ESG practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors and other stakeholders may conclude that our ESG-related policies and/or actions with respect to corporate social responsibility are inadequate. There have also been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance. As stakeholder perceptions of sustainability continue to evolve, we may face reputational damage and potential stakeholder engagement and/or litigation in the event that we do not meet the ESG standards set by various constituencies. In addition, there exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding our ESG initiatives.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Furthermore, a substantial number of shares of our common stock is reserved for issuance upon the exercise of the 2026 Notes (as defined below). On October 16, 2024, we issued the Redemption Notice with respect to the 2026 Notes. See “We have incurred a significant amount of debt and may in the future incur additional indebtedness. We may not have sufficient cash flow from our business to make payments on our substantial debt when due” and Note 5, Convertible Senior Notes, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
On October 16, 2024, we issued the Redemption Notice for all $1,149,972,000 aggregate principal amount outstanding of the 2026 Notes. Pursuant to the Redemption Notice, on the Redemption Date, we will redeem the 2026 Notes that had not been converted prior to such date at a redemption price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest. We have elected to settle any conversions occurring after the date of the Redemption Notice and prior to the the conversion deadline indicated in the Redemption Notice by delivering common stock, plus cash in lieu of any resulting fractional shares. Refer to Note 5, Convertible Senior Notes, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
In addition, we and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. Our business may not be able to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, weakness and volatility in capital markets and the economy, in general or as a result of macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing.
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

During the three months ended October 31, 2024, two members of our board of directors and one of our executive officers adopted the following 10b5-1 trading arrangements:

On September 10, 2024, Hope Cochran, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Cochran’s plan is for the sale of up to 4,698 shares of common stock underlying stock options and 4,000 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and September 30, 2025, subject to early termination for certain specified events set forth in the plan.

On October 18, 2024, Charles M. Hazard, Jr, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Hazard’s plan is for the sale of up to 10,000 shares of our common stock and 2,000 shares of our common stock held through a trust account in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and December 31, 2025, subject to early termination for certain specified events set forth in the plan.

On October 18, 2024, Dev Ittycheria, our Chief Executive Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Ittycheria’s plan is for the sale of up to 38,036 shares of our common stock underlying employee stock options and up to 61,964 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and December 31, 2025, subject to early termination for certain specified events set forth in the plan.

MONGODB, INC.
ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.1.1	Certificate of Retirement	8-K	001-38240	3.1	6/16/2020

3.2	Amended and Restated Bylaws of Registrant	8-K	001-38240	3.1	11/20/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MONGODB, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: December 10, 2024	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael Gordon
		Name:	Michael Gordon
		Title:	Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)