Form 10-K
period 2025-01-31
MongoDB, Inc.
filed 2025-03-21
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Market on July 31, 2024 (the last business day of the registrant’s second fiscal quarter), was approximately $18.0 billion.
As of March 18, 2025, there were 81,187,663 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2025.

MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2025

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
•negative economic, business and political conditions, including as a result of the interest rate environment and inflationary pressures that adversely affect the general economy, imposition of trade tariffs, the job market, consumer confidence and spending habits;
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
•our ability to enhance our brand;
•our ability to integrate acquired businesses;
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
PART I
Item 1. Business
Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. Our developer data platform is a globally distributed operational database integrated with a set of data services that allow development teams to address the growing variety of application requirements, all in a unified and consistent user experience.

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
In 2023, generative artificial intelligence (“AI”) emerged as a significant technology trend. Generative AI is the process of generating original content by using foundation models (“FMs”), which are trained on large amounts of generally available data. Organizations of all sizes are looking at how to use their proprietary data in concert with FMs to drive better, AI-powered experiences for their customers. Organizations need a modern database to securely build, deploy, and scale generative AI applications. AI-driven workloads require the underlying database to be capable of processing queries against rich and complex data structures quickly and efficiently. Our flexible document model is uniquely positioned to help customers build sophisticated AI applications because it is designed to handle different data types (source data, vector data, metadata and generated data) right alongside live operational data, negating the need for multiple database systems and complex back-end architectures.
In addition to the database offering, our developer data platform includes additional capabilities that allow developers to address a broader range of application requirements. Our platform’s integrated capabilities allow organizations to reduce the need for disparate, single-purpose data technologies, thereby lowering the cost and complexity of their application infrastructure. These complementary capabilities of our platform include:
•Search. Extends the developer interface for working with the database to seamlessly implement relevance-based search operations, simplifying the development of rich search experiences in applications. It also eliminates the need to run a separate search engine alongside the database and maintains the sync between the two systems.
•Vector search. Enables customers to easily and securely use pre-trained foundation models to leverage their own proprietary, up-to-date data for more accurate and trustworthy AI applications. Atlas Vector Search allows the integration of an operational database and vector search in a unified, fully managed platform.
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
•Stream processing. Simplifies processing high-volume, high-velocity streams of data, transforming how developers build responsive, real-time applications. Use cases include personalization, anomaly detection, and predictive maintenance.
We compete in the database management software market, which is one of the largest in the software industry. According to IDC, the worldwide Data Management Software market, was $94 billion in 2023 growing to approximately $170 billion in 2028. This represents a 13% compound annual growth rate. Over the last two years, a number of companies launched code assistant tools, which leverage generative AI to help developers write and test their code faster, thereby accelerating application development. We believe these developments in coding assistant technology will further benefit the data management software market.
The MongoDB Advantage
The key differentiating features and capabilities of our developer data platform include:
We Built Our Platform for Developers.
MongoDB was built by developers for developers. We architected our platform with robust functionality and made it easy and intuitive for developers to build, modernize, deploy and maintain applications rapidly and cost-effectively, thereby increasing developer productivity. Our document-based architecture enables developers to manage and interact with data in a more natural way than legacy alternatives. Consequently, developers can focus on the application and end-user experience, because they do not have to spend time fixing and maintaining the linkages between the application and a rigid relational database structure, resulting in faster pace of innovation for organizations. We also develop and maintain drivers in all leading programming languages, allowing developers to interact with our platform using the programming language of their choice, further increasing developer productivity. MongoDB has been named as one of the most desired database technologies for developers since StackOverflow introduced databases as a category in their Annual Developer Survey in 2017.
We Built a Platform for Modern Applications.
Our founders were frustrated by the challenges and limitations of working with legacy database offerings. Our platform was built to address these challenges and limits while maintaining the best aspects of relational databases, allowing developers both to build new, modern applications that could not be built on relational databases and to more quickly and easily modernize existing applications. In 2023, we announced the general availability of Relational Migrator, a tool that makes it easier for customers to migrate their existing applications from their legacy relational databases to MongoDB. While the percentage varies from quarter to quarter, over the past fiscal year, more than one fifth of our new business related to MongoDB Enterprise Advanced, our proprietary commercial database offering, resulted from applications that were migrated from legacy relational databases.
Core features and benefits of our platform include:
•Versatility. Our developer data platform supports a broad range of workloads and offers our customers a host of features and services that complement our database offering. Our platform provides an integrated solution that precludes the need for single-purpose technologies and allows our customers to reduce the cost and back-end complexity of their application infrastructure, as well as increase the speed of innovation.
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
We Allow Customers to Run Any Application Anywhere.
Our platform supports applications across a wide range of use cases and is easily configurable, allowing customers to adjust settings and parameters to optimize performance for a specific application and use case. Customers can run our platform in any environment, depending on their operational requirements: fully managed as a service or self-managed in the cloud, on-premises or in a hybrid environment. Customers can deploy our platform in any of the major public clouds, providing them with increased flexibility and cost-optimization opportunities by enabling public cloud vendor optionality. Our customers have a consistent experience regardless of infrastructure, providing optionality, flexibility, application and data portability.
Customers of MongoDB Atlas, our multi-cloud offering, enjoy the benefits of using MongoDB as a service in the public cloud, further enabling developers to focus on their application performance and end-user experience, rather than the back-end infrastructure lifecycle management. With MongoDB Atlas, organizations only have to manage how their applications use the database and are freed from the tasks of infrastructure provisioning, configuring operating systems, upgrading software and more.

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
•Reduce complexity. Our platform’s integrated capabilities allow customers to reduce the need for disparate, single-purpose solutions, thereby reducing the cost and complexity of the application infrastructure required to support a wide variety of application requirements.
•Reduce total cost of ownership. The speed and efficiency of application development using our platform, coupled with decreased developer resources required for application maintenance, can result in a significant reduction in the total cost of ownership for enterprises. In addition, our platform runs on commodity hardware, which requires less oversight and management from operations personnel and can operate in the cloud provider of choice or other low-cost environments, leading to reduced application-related overhead costs for our customers and lower total cost of ownership.
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
MongoDB Atlas
In June 2016, we introduced MongoDB Atlas, our hosted multi-cloud DBaaS offering that includes comprehensive infrastructure and management, which we run and manage in the public cloud. MongoDB Atlas provides customers with a highly flexible, managed offering that includes automated provisioning and healing, comprehensive system monitoring, managed backup and restore, default security and other features that reduce operational complexity and increase application resiliency. MongoDB Atlas allows customers to remove themselves from the complexity of managing the database and related underlying infrastructure, so they can instead focus on the application and end-user experience and innovate more rapidly to better serve their own customers and capitalize on new business opportunities.
Built for resilience, scale, and security, MongoDB Atlas is available in more than 115 regions worldwide across all three major cloud providers (Amazon Web Services (‘‘AWS’’), Google Cloud Platform (‘‘GCP’’) and Microsoft Azure), enabling our customers to leverage the benefits of different cloud platforms for different use cases and helping them avoid infrastructure vendor lock-in. The availability of multi-cloud clusters on MongoDB Atlas allows organizations to deploy a fully managed, distributed database across multiple cloud providers simultaneously without the added operational complexity of managing data replication and migration across clouds.
Over the years, we have introduced additional features and functionality, which have increased the capabilities of MongoDB Atlas and accelerated and expanded its adoption including Atlas Search, Atlas Vector Search, Atlas Data Federation and Atlas Charts.
Most recently, MongoDB launched MongoDB Atlas Stream Processing, which transforms the way organizations can process streaming data to engage end-users and speed up operations. MongoDB Atlas Stream Processing works with any type of data, and with its flexible data model, enables customers to build engaging applications that can analyze data in real-time to adjust application behavior and inform business operations. Customers now have a single interface to easily extract insights from high-velocity and high-volume streaming data.
Together, these new features and capabilities for MongoDB Atlas enable businesses to improve operational efficiency and speed up their pace of innovation by standardizing many types of workloads on a single developer data platform across the enterprise.
We frequently analyze customer feedback to inform what areas of our product strategy we prioritize and continue investing in. Based on customer feedback and the availability of our partner offerings, MongoDB reprioritized its product roadmap and discontinued support for MongoDB Atlas Device Sync, Atlas Device SDKs, Atlas Data API and HTTPS Endpoints, and Atlas Data Lake.
MongoDB Atlas represented 70%, 66% and 63% of our total revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
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

•Analytics Integrations. We provide integrations to allow data and business analysts to analyze data in applications running on our platform using their existing business intelligence and analytics tools. Our analytics integrations ensure enterprises can efficiently extract significant value from applications built on our platform.
MongoDB Enterprise Advanced represented 23%, 26% and 28% of our total revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
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
Professional services represented 3% of our total revenue for each of the fiscal years ended January 31, 2025 and 2024 and 4% for the fiscal year ended January 31, 2023.
Free Offerings
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server and a free tier of MongoDB Atlas as “freemium” offerings. Community Server is a free-to-download version of our database that includes the core functionality that developers need to get started with MongoDB but not all of the features of our commercial platform. Community Server is available under a license that protects our intellectual property and supports our business model. Our goal is to convert Community Server users to paying customers of our commercial offerings (MongoDB Atlas or MongoDB Enterprise Advanced). Our Community Server has been downloaded over 500 million times from our website alone since February 2009. Our free tier of MongoDB Atlas provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations.
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
Our Growth Strategy
We are pursuing our large market opportunity with growth strategies that include:
•Acquiring new customers. We believe there is a substantial opportunity to continue to grow our customer base. We benefit from word-of-mouth awareness and frictionless experimentation by the developer community through our free offerings. As a result, our self-serve and direct sales prospects are often familiar with our platform and may have already built applications using our technology. While we market to organizations of all sizes across a broad range of industries, our key sales focus is on enterprises that invest more heavily in software application development and deployment. These organizations have a greater need for databases and, in the largest enterprises, can have tens of thousands of applications and associated databases. We plan to continue to invest in our direct sales force to grow our larger enterprise subscription base, both domestically and internationally.
•Expanding sales within our customer base. We seek to grow our sales with our customers in several ways. As an application grows and requires additional capacity, our customers increase their spending on our platform. Our customers may expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. As customers modernize their information technology (“IT”) infrastructure and move to the cloud, they may migrate applications from legacy databases. Even within our largest customers, we believe we typically represent a small percentage of their overall spend on databases, reflecting our small market penetration. Our goal is to increase the number of customers that standardize on our database platform within their organization, which may include offering centralized internal support for developers within the organization or the deployment of an internal MongoDB-as-a-service offering. Our ability to expand within existing customers is demonstrated by our net annualized recurring revenue (“ARR”) expansion rate, which in the fourth quarter was 118%. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for a description of ARR and a discussion of our net ARR expansion rate.
•Extending product leadership and introducing new products. We intend to continue to invest in our product offerings to expand the functionality and adoption of our platform. The guiding principle of our product innovation is to help developers solve more of their data challenges by utilizing our platform. During 2024, we introduced MongoDB version 8.0, with improved performance, enterprise-grade security, resilience and availability for a wide variety of applications. We added new features to Queryable Encryption, the industry’s first encrypted search scheme, to support equality and range searches. We also added additional capabilities such as Atlas Stream Processing, as well as expanded availability of Atlas Search Nodes in more cloud regions, providing customers dedicated infrastructure to scale search use cases independently of their database.
•Fostering the MongoDB developer community. We have attracted a large and growing community of highly engaged developers, who have downloaded our Community Server offering over 500 million times from our website since February 2009. We believe that the engagement of developers increases our brand awareness. Many of these developers become proponents of MongoDB within their organizations, which may result in new customers selecting our platform, as well as expansion opportunities within existing customers. Historically, we have invested in our community through active sponsorship of user groups, our user conferences, MongoDB University and other community-centered events. As of January 31, 2025, there were over 2.5 million MongoDB University registrations. We intend to continue to invest in the MongoDB developer community.
•Growing and cultivating our partner ecosystem. We have built a partner ecosystem of independent software vendors, systems integrators, value added resellers, cloud and technology partners. For example, we have expanded our business partnerships with all three major cloud providers (AWS, GCP and Microsoft Azure) to enhance our joint marketing initiatives, deliver technology integrations that benefit customers and align with our sales strategy. We have expanded our global partner ecosystem with Alibaba Cloud and Tencent Cloud to offer an authorized MongoDB-as-a-Service solution in China, allowing their customers to easily adopt and consume our hosted solution. We have also expanded our existing partnerships with independent software vendors and global systems integrators including IBM, Accenture, Infosys, Capgemini, Confluent, HCL, Wipro, Cognizant, Deloitte and Tata Consultancy Services. Our system integrator partners have also been valuable in working with organizations to migrate and modernize applications to our platform, including leveraging the cloud with MongoDB Atlas. During 2024, we announced MongoDB AI Applications Program (MAAP), a first-of-its-kind collaboration to help customers build and deploy AI applications, while reducing integration risk. MAAP brings together industry-leading consultancies and foundation model providers, all major cloud providers, and AI innovators all in one place. The MAAP ecosystem includes Accenture, Anthropic, AWS, Capgemini, Cohere, Confluent, Fireworks.ai, Google Cloud, IBM, LangChain, LlamaIndex, Nomic, Microsoft Azure and Unstructured. We intend to continue to expand and enhance our partner relationships to benefit our global customers, grow our market presence and drive greater sales efficiency.
•Expanding internationally. We believe there is a significant opportunity to continue to expand the use of our platform outside the United States. During the fiscal years ended January 31, 2025, 2024, and 2023, revenue generated outside of the United States was 46%, 46% and 45% of our total revenue. We intend to continue to expand our sales and drive the adoption of our platform globally.
Human Capital Management
We believe that our employees and the culture we have established are critically important to our success. To continue to compete and succeed in our highly competitive and rapidly evolving market, it is imperative that we attract, develop and retain top talent. To support these objectives, we strive to be an employer of choice in our industry by continuing to invest in our company culture as defined by our values, offer competitive compensation and benefits, support the health and well-being of our employees, and create an environment that supports high performance and growth for all our employees.
As of January 31, 2025, we had a total of 5,558 employees, including 2,819 employees located outside the United States. We are subject to laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of our business and we engage with legally recognized employee representative bodies in these locations as required. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Our Culture
We believe our culture is critical to our success and has delivered tangible financial and operational benefits for our customers, our employees and our stockholders. Our culture is grounded in the MongoDB Leadership Commitment framework and states that all employees at MongoDB are keepers of our culture and expected to do three things to be successful: deliver the right outcomes for our customers (what we do), live our values in everything we do (why we do it), and engage with each other as leaders (how we do it).
Company Values
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
We are continuing to embed the MongoDB Leadership Commitment, and therefore our Values, into all aspects of the employee lifecycle from recruiting to performance management to leadership development and more to build a high performance and inclusive culture.
Talent & Leadership Development
Promoting the professional growth and development of our talent is a priority for us to ensure retention, engagement and ultimately better business outcomes, especially as we navigate the challenges of scaling in a competitive business environment. Development at MongoDB happens largely on the job - as a growing company, we add and expand roles frequently, offering employees the opportunity to take on new challenges and the ability to learn and grow. In addition to our ongoing delivery of professional and technical skill growth, we focus on two key levers for developing our talent. First, we are committed to developing talent using our performance and growth framework, which equips managers and employees to deliver great results through continuous feedback and semi-annual employee performance and growth conversations, that include employee self-reflections and development plans. Second, we are focused on leadership development at all levels at MongoDB through both structured and customized programming for managers at all levels. This includes training programs and coaching services. All our leadership development content is anchored in the MongoDB Leadership Principles, which describe what good leadership at MongoDB looks like.
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
Health, Safety and Well-Being
We believe the health, safety and well-being of our employees are vital to our success. We have introduced guidelines, regular reviews and training, which reflect our commitment to both the physical and psychological health and well-being of our employees. As part of this commitment, we recognize our responsibility to provide a safe and healthy work environment for all employees, contractors, customers and visitors.
We have a hybrid approach to working which we introduced in 2021 during the Covid-19 pandemic. Our four working models - in office, flexible, remote and customer-facing remote - help ensure that we are meeting business needs while also offering employees flexibility. We gather feedback regularly from employees, assessing workplace safety and operational effectiveness, and seeking opportunities to enhance the overall experience for our hybrid workforce globally. We offer training for our people managers and employees on how to thrive in a global, hybrid work environment, and how to ensure collaboration and social interaction. We have several hub offices and a network of satellite offices in locations around the world and continue to introduce new workplace initiatives to enhance the employee experience.
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
•Family well-being. We provide global fertility benefits to our employees and their partners, including fertility care, adoption and surrogacy assistance and unlimited access to 1:1 guidance with certified practitioners. In the United States and some of our bigger geographies, we also offer backup childcare support. We feel strongly that parents should be able to share the responsibilities of caregiving and our parental leave policy gives all new parents at least 20 weeks of paid leave. Globally, our employees have access to personalized guidance to parents and caregivers, offering a full spectrum of family support for those with children of all ages.

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
Our Customers
As of January 31, 2025, we had over 54,500 customers spanning a wide range of industries in more than 100 countries around the world. All affiliated entities are counted as a single customer. No single customer represented more than 10% of our revenue in fiscal year 2025. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
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
Our sales and marketing organization includes sales development, inside sales, field sales, sales engineering and marketing personnel. As of January 31, 2025, we had 2,542 employees in our sales and marketing organization.
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
As of January 31, 2025, we had 1,327 employees in our research and development organization. We intend to continue to invest in our research and development capabilities to extend our platform.

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
Some of our actual and potential competitors, in particular the legacy database providers and large cloud providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. Other large software and internet companies may also seek to enter our market. As we introduce new technologies, such as the ones we announced during fiscal year 2025, and as our existing markets see more market entry, we expect competition to intensify.
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
As of January 31, 2025, in the United States, we had been issued 84 patents, which expire between 2030 and 2042 and had 47 patent applications pending, of which 10 are provisional applications. In addition, as of January 31, 2025, we had 13 registered trademarks in the United States and 2 pending trademark applications in the United States.
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
Our overall performance depends in part on worldwide economic conditions and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could materially and adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, international trade relations and/or the imposition of trade tariffs, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, volatility in the banking sector, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the conflict in the Middle East, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business and results of operations.

Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. Similarly, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe and creating uncertainty in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. The ongoing military conflict between Israel and Hamas, and any resulting conflicts in the region, may have similar negative impacts. Further, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.

Additionally, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions and may continue to experience such disruptions in the future, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. As a result of these factors, our revenues may be affected by both decreased customer acquisition and lower than anticipated revenue growth from existing customers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and has caused and could continue to cause disruptions of the global supply chain and energy markets. The ongoing military conflict between Israel and Hamas, and any resulting conflicts in the region, has caused and may continue to cause similar negative impacts. Any such volatility and disruptions may have material and adverse consequences on us, the third parties on whom we rely or our customers. Increased inflation and/or interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material and adverse effect on our business, financial condition or results of operations.

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
We have incurred net losses in each period since our inception, including net losses of $129.1 million, $176.6 million and $345.4 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. We had an accumulated deficit of $1.8 billion as of January 31, 2025. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Because we derive more than the majority of our revenue from MongoDB Atlas, failure of MongoDB Atlas to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects and our future revenue may be more difficult to predict.
We derive and expect to continue to derive more than the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the year ended January 31, 2025. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customers’ usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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
The database software market, for both relational and non-relational database products, is highly competitive and rapidly evolving, and others may put out competing databases or sell services in connection with existing open source or source available databases, including ours. The principal competitive factors in our market include: mindshare with software developers and information technology (“IT”) executives; product capabilities, including flexibility, scalability, performance, security and reliability; flexible deployment options, including fully managed as a service or self-managed in the cloud, on-premises or in a hybrid environment and ease of deployment; breadth of use cases supported; ease of integration with existing IT infrastructure; robustness of professional services and customer support; price and total cost of ownership; adherence to industry standards and certifications, including cybersecurity standards and certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our business and results of operations to suffer.
We primarily compete with established legacy database software providers such as IBM, Microsoft, Oracle and other similar companies. We also compete with public cloud providers such as Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure that offer database functionality and with smaller, emerging database software providers. In addition, other large software and internet companies may seek to enter our market.
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflicts between Russia and Ukraine and Israel and Hamas, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the year ended January 31, 2025. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have experienced rapid growth in our business, operations and employee headcount. For fiscal years 2025, 2024 and 2023, our total revenue was $2,006.4 million, $1,683.0 million and $1,284.0 million, respectively, representing a 19% and 31% growth rate, respectively. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017 to over 54,500 customers as of January 31, 2025, and we grew from 713 employees as of January 31, 2017 to 5,558 employees as of January 31, 2025. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2025, 2024 and 2023, total sales and marketing expense represented 43%, 47% and 54% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment in our MongoDB.local events, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value-added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
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

Furthermore, from time to time, U.S. presidential administrations have issued, and may in the future issue, Executive Orders related to cybersecurity practices that may affect our business. For example, on May 12, 2021, the Biden administration issued an Executive Order requiring federal agencies to implement additional IT security measures, including, among other things, requiring agencies to adopt multifactor authentication and encryption for data at rest and in transit, to the maximum extent consistent with federal records laws and other applicable laws. Additionally, the Executive Order called for the development of secure software development practices or criteria for a consumer software labeling program reflecting a baseline level of secure practices for development of software sold to the U.S. federal government. Due to the Executive Order, federal agencies may require us to modify our cybersecurity practices and policies and increase our compliance costs and, if we are unable to meet the requirements of the Executive Order, it could impede our ability to work with the U.S. government and result in a loss of revenue.
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

The European Commission also revised its Cybersecurity Directive (“NIS2”), which came into force in January 2023 and applies extraterritorially similar to the GDPR. Among other things, NIS2 requires companies providing essential and digital services across key sectors in the EU economy, including cloud services providers, to adopt or update policies and procedures on issues such as incident handling and supply chain security. EU Member States have flexibility in identifying the types of entities considered “essential.” The deadline for EU Member States to transpose NIS2 into national law was October 17, 2024. However only a small number of Member States have met that deadline, creating ongoing uncertainty around how NIS2 will impact our business. In addition, the EU’s Digital Operational Resiliency Act (“DORA”) for the financial sector took effect in January 2025. DORA standardizes how financial entities report cybersecurity incidents, test their digital operational resilience, and manage ICT third-party risk across the financial services sector and EU member states. We have taken steps to ensure our contracts with EU financial sector customers are DORA-compliant, however we cannot assure you that such steps are complete or effective.
Countries outside Europe are implementing significant limitations on the processing of personal data, similar to those in the GDPR. For example, Brazil has enacted the General Data Protection Law (Lei Geral Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018). In addition, on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal data, or APPI, which entered into force on April 1, 2022. Both of these laws broadly regulate the processing of personal data in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
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

We are currently self-certified under the EU-U.S. Data Privacy Framework, however such adequacy decision is likely to face challenge at the Court of Justice of the European Union. While the EU-U.S. Data Privacy Framework does not apply to the U.K., on October 12, 2023, the U.K. government adopted an adequacy decision concluding that the United States ensures an adequate level of protection transferred from the U.K. to the United States under the U.K. Extension to the EU-U.S. Data Privacy Framework (“U.K. Data Privacy Framework”). We are currently self-certified under the U.K. Data Privacy Framework, and have also self-certified under the Swiss Data Privacy Framework. Both the U.K. and Swiss Data Privacy Frameworks could also be contested or otherwise affected by any challenges to the EU-U.S. Data Privacy Framework. Certain countries outside Europe (including Russia, China and Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations; limit our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws; or require us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

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
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2025, we had 84 issued patents and 47 pending patent applications in the United States. Patent applications may not result in issued patents and even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. In addition to patent protection, we primarily rely on copyright and trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate and we may be unable to detect the unauthorized use of, or prevent third parties from infringing, misappropriating or otherwise violating, our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated, interpreted narrowly or held unenforceable and could put our related intellectual property at risk of not issuing or being canceled. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Our patent applications and patents arising from any patent applications we may file in the future may never be granted and, even if we are successful in obtaining effective protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
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
We believe that developing and maintaining widespread awareness of our brand, especially with developers, in a cost-effective manner is critical to achieving widespread acceptance of our software and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. For instance, our continued focus and investment in MongoDB.local events, MongoDB University and similar investments in our brand and customer engagement and education may not generate a sufficient financial return. If we fail to successfully promote and maintain our brand, or continue to incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform.
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
A significant portion of our revenue is derived internationally and we are susceptible to risks related to our international operations. In the fiscal years ended January 31, 2025, 2024 and 2023, total revenue generated from customers outside the United States was 46%, 46% and 45%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In addition, we expanded our reach in China in February 2021 when we announced a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:
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
We have completed acquisitions in the past and may in the future expand through acquisitions or investments in strategic partnerships, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations, and harm our results of operations.

Our success will depend, in part, on our ability to grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past acquired, and we may in the future expand through, acquisitions or investments in products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. The identification of suitable acquisition candidates can be difficult, time-consuming and costly and we may not be able to successfully complete identified acquisitions.

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
•if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and
•unforeseen legal liability arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process or that prove to have a greater than anticipated adverse impact. There is no assurance that acquired businesses will have invested sufficient efforts in their own regulatory compliance, and we may need to invest in and seek to improve the regulatory compliance controls and systems of such businesses. Generally, if an acquired business fails to meet our expectations, or if we are unable to establish effective regulatory compliance controls with respect to an acquired business, our operating results, business, and financial condition may suffer.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2 Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements, of this Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated Financial Statements include those related to revenue recognition, allowances for doubtful accounts, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives and carrying values of intangible assets and property and equipment, fair value of non-marketable securities and accounting for income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and are continuing to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.
We are required, pursuant to SEC rules that implement Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock and we may be subject to investigation or sanctions by the SEC.

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
Potential tax reform globally and in the United States may result in significant changes to U.S. federal income tax law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. Additional significant changes to U.S. federal corporate tax law were made by the Coronavirus Aid, Relief, and Economic Security Act, and the recently enacted Inflation Reduction Act (“IRA”). The Company has determined that it is not currently subject to the tax effects of the IRA, which includes a corporate alternative minimum tax and an excise tax on stock buybacks. In addition, many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Cooperation and Development’s (“OECD”) Anti-Base Erosion and Profit Shifting Pillar Two Model Rules (“Pillar Two”). Rules adopted in response to the initiative establish a global per-country minimum tax of 15%. Many countries have enacted legislation, or have indicated their intent to adopt legislation, to implement these rules. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance. Pillar Two became effective for the Company in the first quarter of its fiscal year ending January 31, 2025. While the Company does not anticipate that Pillar Two will have a material impact on its tax provision or effective tax rate in the short-term, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.
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
As of January 31, 2025, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
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
As of January 31, 2025, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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

Social, ethical, security and regulatory issues relating to the use of new and evolving technologies such as AI, including generative AI, in our offerings or partnerships, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. No assurance can be provided that our use of AI will enhance our products or services or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable and AI, particularly generative AI, has been known to produce false or “hallucinatory” inferences or outputs. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society or if the content, analyses or recommendations that AI-powered solutions assist in producing in our products and services are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined. AI and machine learning may change the way our industry identifies and responds to cybersecurity threats, and businesses that are slow to adopt or fail to adopt such new technologies may face a competitive disadvantage. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively. The rapid evolution of AI will require the application of resources to develop, test and maintain any potential offerings or partnerships to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

In addition, the use of AI may enhance intellectual property, cybersecurity, operational and technological risks. Examples of heightened cybersecurity threats emerging from the rise of generative AI include the use of deepfake technologies in phishing and social engineering attacks, and more sophisticated malware that can evade conventional detection tools. AI also makes it cheaper for attackers to create malware, phishing, code reviews, or other tools at a high volume. As the regulatory framework for AI and related technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition and equal opportunity laws and regulations, may be interpreted in ways that would affect our business and the ways in which we or our partners use AI or related technologies, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations. For example, if we or our third-party AI providers do not have sufficient rights to use the data or other material or content on which AI tools rely, or the output generated by our use of such AI tools, we may incur liability through the violation of such laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Moreover, use of generative AI in our code development process, while offering various potential benefits, could also pose certain ownership and security risks with respect to our codebase, given the current legal uncertainties relating to ownership of AI-generated works and the potential for security flaws in output code. If any of our employees, contractors, vendors or service providers use any third-party AI-

powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with AI-powered software, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures governing the use of AI in our business. Moreover, any content created by us using generative AI tools may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business. For example, the output produced by generative AI tools may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our business or operations. In addition, the use of AI has resulted in, and may in the future result in, security breaches or other security incidents that implicate the personal data of users of AI-powered applications. If we experience security breaches or incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk.

Further, potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our products and services. For example, the EU AI Act was published in the Official Journal of the EU on July 12, 2024 and entered into force on August 1, 2024. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. This framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. The EU AI Act prohibits certain uses of AI systems and places numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are considered high risk. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products and solutions and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition and results of operations.

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

Risks Related to our Indebtedness
In the past, we incurred significant amounts of debt and may in the future incur additional indebtedness. We may not have sufficient cash flow from our business to make payments on such debt when due.
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
The capped call transactions may affect the value of our common stock.
In connection with the pricing of the 2026 Notes, all of which were redeemed in December 2024, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2026 Notes. In connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes.
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the expiration of the capped call transactions (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during a 40 day trading day period prior to expiration of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of shares of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management
At MongoDB, cybersecurity risk management is an integral part of our overall information security program, which we review and update at least annually to reflect changes to our organization, business practices, technology and services, and applicable legislation and regulations. Our information security program is designed to align with the National Institute of Standards and Technology Cyber Security Framework and provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third parties. This framework includes steps for assessing the severity of a cybersecurity threat or incident, identifying the source of a cybersecurity threat or incident including whether the cybersecurity threat or incident is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. In addition, our information security team provides ongoing education to and requires mandatory training at least once annually of all employees. To bolster the security of our products and services, we have appropriate technical and organizational measures in place to protect data that our customers upload to MongoDB Atlas, which is certified against ISO 27001:2022, ISO 27017:2015, ISO 27018:2019, ISO 9001:2015, SOC 2 Type II, Payment Card Industry Data Security Standard v.4, and Cloud Security Alliance (“CSA”) Security, Trust, Assurance, Information Security Registered Assessors Program and Risk (“STAR”) Level 2. We also engage third parties to perform annual audits of our standards-based certifications and we have undergone a Health Insurance Portability and Accountability Act examination validated by a qualified third-party assessor.
Governance
Our board of directors has overall oversight responsibility for our enterprise risk management, and delegates cybersecurity risk management oversight to its Security Committee, which was established this past year. The Security Committee is responsible for ensuring that management has processes in place designed to identify and assess cybersecurity risks to which the Company is exposed and implement processes and programs designed to manage cybersecurity risks, including mitigation and remediation of cybersecurity threats and incidents. On a quarterly basis, the Security Committee meets with our Chief Information Security Officer, (“CISO”), and other senior executives to perform more in-depth reviews of the Company’s cybersecurity programs, as well as relevant cybersecurity risks and mitigation strategies. Ahead of each such quarterly meeting, management, including the CISO and our information security team, prepares and provides cybersecurity reports that cover, among other topics, developments in cybersecurity and updates to the company’s cybersecurity programs and mitigation strategies, legislative developments affecting MongoDB's information security program, and notable security incidents and investigations. The Security Committee subsequently reports material cybersecurity matters to our full board of directors. In addition, our management follows a risk-based escalation process to notify the Security Committee outside of the regular reporting cycle when they identify an emerging cybersecurity risk.
Our cybersecurity programs are under the direction of our CISO, who receives reports from our security teams and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO and key security leaders are certified and experienced information systems security professionals, security engineers, and information security managers each with well over a decade of experience. Our CISO and security teams, along with our management, are responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining our cybersecurity programs.
Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Related to our Business and Industry” in this annual report on Form 10-K.

Item 2. Properties
Our current principal executive office is located in New York, New York and, as of January 31, 2025, consists of approximately 106,230 square feet of space under a lease that expires in December 2029.
We lease over 60 other offices of varying sizes around the world for our employees, with the largest located in Dublin, Palo Alto, Singapore, Gurgaon, and London.
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
Holders of Record
As of March 18, 2025, there were 44 stockholders of record of our common stock and the closing price of our common stock was $188.68 per share as reported on the Nasdaq. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares of our common stock during the three months ended January 31, 2025.

Stock Performance Graph
The graph below shows a comparison, from January 31, 2020 through January 31, 2025, of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Nasdaq Computer Index (“Nasdaq Computer”).
The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Computer at their respective closing prices on January 31, 2020 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
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
Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series, data lifecycle, application-driven analytics and stream processing that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model.
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue for each of the years ended January 31, 2025 and 2024 and 96% for the year ended January 31, 2023.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, Vector Search, time series, data lifecycle, application-driven analytics, and stream processing. During the year ended January 31, 2025, MongoDB Atlas revenue represented 70% of our total revenue, as compared to 66% in the prior year, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in MongoDB Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 24%, 26% and 29% of our subscription revenue for the years ended January 31, 2025, 2024 and 2023, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
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
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for each of the years ended January 31, 2025 and 2024 and 4% for the year ended January 31, 2023. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.

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
Adverse macroeconomic conditions include slower or negative economic growth, higher inflation and higher interest rates. During the year ended January 31, 2025, the macroeconomic environment negatively impacted our business. For instance, we experienced slower than historical growth rates for our existing MongoDB Atlas applications. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.

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
Factors Affecting Our Performance
Extending Product Leadership and Maintaining Developer Mindshare
We are committed to delivering market-leading products to continue to build and maintain credibility with the global software developer community. We believe we must maintain our product leadership position and the strength of our brand to drive further revenue growth. We intend to continue to invest in our product offerings with the goal of expanding the functionality and adoption of our developer data platform. During 2024, we introduced MongoDB version 8.0 enhancing enterprise-grade security, resilience and availability for a wide variety of applications. We added additional features to Queryable Encryption, an encrypted search scheme, to support equality and range searches. We also added additional capabilities such as Atlas Stream Processing, as well as expanded availability of Atlas Search Nodes in more cloud regions, which now provide dedicated infrastructure for search use cases so customers can scale independently of their database to manage their workloads with greater flexibility and operational efficiency.
We intend to continue to invest in our engineering capabilities and marketing activities to maintain our strong position in the developer community. We have spent $2.5 billion on research and development since our inception. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of January 31, 2025, we had over 54,500 customers across a wide range of industries and in over 100 countries, compared to over 47,800 customers and over 40,800 customers as of January 31, 2024 and 2023, respectively. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of January 31, 2025, we had over 7,500 customers that were sold through our direct sales force and channel partners, as compared to over 7,000 and over 6,400 such customers as of January 31, 2024 and 2023, respectively. These customers, which we refer to as our Direct Sales Customers, accounted for 88% of our subscription revenue for each of the years ended January 31, 2025 and 2024 and 87% for the year ended January 31, 2023. The percentage of our subscription revenue from Direct Sales Customers increased, in part, due to existing self-serve customers of MongoDB Atlas becoming Direct Sales Customers. We are also focused on increasing the number of overall MongoDB Atlas customers as we emphasize the on-demand scalability of MongoDB Atlas by allowing our customers to consume the product with minimal commitment. We had over 53,100 MongoDB Atlas customers as of January 31, 2025. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.

Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is demonstrated by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the year ended January 31, 2025, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 2,396, 2,052 and 1,651 as of January 31, 2025, 2024 and 2023, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. As of January 31, 2025, our net ARR expansion rate was approximately 118%. Historically, our net ARR expansion rate has been over 120%. The decline versus most historical periods is attributable to a smaller contribution from expanding customers. Our net ARR expansion rate may fluctuate in future periods due to a variety of factors, including the volume and type of workloads that we onboard, growth rate of historical workloads on our platform and changes in the macroeconomic environment.
Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
Investing in Growth and Scaling Our Business
We are focused on our long-term revenue potential. We believe that our market opportunity is large and we will continue to invest in scaling across all organizational functions in order to grow our operations both domestically and internationally. Any investments we make in our sales and marketing organization will occur in advance of experiencing the benefits from such investments, so it may be difficult for us to determine if we are efficiently allocating resources in those areas. We have increased our sales and marketing headcount to 2,542 employees as of January 31, 2025 from 2,338 employees and 2,249 employees as of January 31, 2024 and 2023, respectively.
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is comprised of term licenses and database-as-a-service solutions. Revenue from our MongoDB Atlas database-as-a-service offering is primarily generated on a usage basis and is billed either monthly in arrears or paid upfront. Subscriptions to term licenses include technical support and access to new software versions on a when-and-if available basis. Revenue from our term licenses is recognized upfront for the license component and ratably for the technical support and when-and-if available update components. Associated contracts are typically billed annually in advance. The majority of our subscription contracts are one year in duration. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront. Our subscription contracts are generally non-cancelable and non-refundable.
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes third-party cloud infrastructure expenses for our database-as-a-service solutions. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and, depending on the results of MongoDB Atlas, our cost of subscription revenue may increase as a percentage of subscription revenue as well. Cost of subscription revenue also includes personnel costs, including salaries, bonuses and benefits and stock-based compensation, for employees associated with our subscription arrangements principally related to technical support and allocated shared costs, as well as depreciation and amortization.
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
Provision for Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2025, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes of approximately $2.1 billion, $2.0 billion, $834.3 million and $52.9 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2026 for state purposes. Operating losses in the United States, for years after January 31, 2019, in Ireland and the U.K. may be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. We also have U.S. federal and state research credit carryforwards of $178.1 million and $16.3 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2026 for state purposes. Beginning in fiscal year 2023, provisions in the U.S. Tax Cuts and Jobs Act of 2017 require the Company to capitalize and amortize research and development (“R&D”) expenditures rather than deducting the costs as incurred. As the result of the new R&D capitalization effective in fiscal year 2023, the capitalized amounts resulted in a decrease of the current year net operating loss. Capitalized R&D expenditures are deductible as amortized in future periods. Therefore, the Company recorded a deferred tax asset for the capitalized R&D expenditures.
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
Highlights for the Years Ended January 31, 2025, 2024 and 2023
For the years ended January 31, 2025, 2024 and 2023, our total revenue was $2,006.4 million, $1,683.0 million and $1,284.0 million, respectively. The increase in total revenue was primarily driven by an increase in subscription revenue from our Direct Sales Customers. Our net loss was $129.1 million, $176.6 million and $345.4 million for the years ended January 31, 2025, 2024 and 2023, respectively, driven primarily by higher sales and marketing spend and research and development costs. Our operating cash flow was $150.2 million, $121.5 million and $(13.0) million for the years ended January 31, 2025, 2024 and 2023, respectively.

Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Years Ended January 31,
	2025		2024		2023
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Consolidated Statements of Operations Data:
Revenue:
Subscription	$1,943,864	97%	$1,627,326	97%	$1,235,122	96%
Services	62,579	3	55,685	3	48,918	4
Total revenue	2,006,443	100	1,683,011	100	1,284,040	100
Cost of revenue:
Subscription(1)	441,404	22	345,233	20	284,583	22
Services(1)	93,892	5	79,252	5	64,721	5
Total cost of revenue	535,296	27	424,485	25	349,304	27
Gross profit	1,471,147	73	1,258,526	75	934,736	73
Operating expenses:
Sales and marketing(1)	871,148	43	782,760	47	699,201	54
Research and development(1)	596,837	30	515,940	31	421,692	33
General and administrative(1)	219,226	11	193,558	11	160,498	13
Total operating expenses	1,687,211	84	1,492,258	89	1,281,391	100
Loss from operations	(216,064)	(11)	(233,732)	(14)	(346,655)	(27)
Other income, net	84,465	4	70,216	5	13,401	1
Loss before provision for (benefit from) income taxes	(131,599)	(7)	(163,516)	(9)	(333,254)	(26)
Provision for income taxes	(2,527)	(1)	13,084	1	12,144	1
Net loss	$(129,072)	(6)%	$(176,600)	(10)%	$(345,398)	(27)%

(1)    Includes stock-based compensation expense as follows (in thousands):

	Years Ended January 31,
	2025	2024	2023
Cost of revenue—subscription	$29,548	$23,677	$19,682
Cost of revenue—services	13,917	12,733	10,565
Sales and marketing	161,317	159,907	143,073
Research and development	226,367	198,927	159,099
General and administrative	62,791	61,663	49,035
Total stock-based compensation expense	$493,940	$456,907	$381,454

Comparison of the Years Ended January 31, 2025 and 2024
Revenue

	Years Ended January 31,		Change
(in thousands)	2025	2024	$	%
Subscription	$1,943,864	$1,627,326	$316,538	19%
Services	62,579	55,685	6,894	12%
Total revenue	$2,006,443	$1,683,011	$323,432	19%

Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $316.5 million primarily due to an increase of $269.4 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Years Ended January 31,		Change
(in thousands)	2025	2024	$	%
Subscription cost of revenue	$441,404	$345,233	$96,171	28%
Services cost of revenue	93,892	79,252	14,640	18%
Total cost of revenue	535,296	424,485	110,811	26%
Gross profit	$1,471,147	$1,258,526	$212,621	17%
Gross margin	73%	75%
Subscription	77%	79%
Services	(50)%	(42)%
The increase in subscription cost of revenue was primarily due to a $71.6 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas. The increase in third-party infrastructure costs was partly offset by continued cost efficiencies realized as we scale MongoDB Atlas. In addition, cost of revenue was higher due to a $16.7 million increase in personnel costs and stock-based compensation associated with increased headcount in our support organization. The increase in services cost of revenue was primarily due to a $6.7 million increase in personnel costs and stock-based compensation associated with headcount in our services organization, and a $6.1 million increase in third-party consultant costs related to the delivery of consulting and training services. Total headcount in our support and services organizations increased 23% from January 31, 2024 to January 31, 2025.
Our overall gross margin declined to 73%. Our subscription gross margin declined to 77% due to an increase of third-party cloud infrastructure costs which was primarily driven by the growth of MongoDB Atlas revenue as a percent of total revenue. Services gross margin declined due to the impact of higher third-party consultant and training costs, services personnel costs and stock-based compensation.
Operating Expenses
Sales and Marketing

	Years Ended January 31,		Change
(in thousands)	2025	2024	$	%
Sales and marketing	$871,148	$782,760	$88,388	11%
The increase in sales and marketing expense was primarily driven by a $38.8 million increase in personnel costs and stock-based compensation, a $22.5 million increase in spend on in-person events and marketing programs and a $20.5 million increase in commission expense. Our headcount was 2,542 as of January 31, 2025 compared to 2,338 as of January 31, 2024.
Research and Development

	Years Ended January 31,		Change
(in thousands)	2025	2024	$	%
Research and development	$596,837	$515,940	$80,897	16%
The increase in research and development expense was primarily driven by a $67.0 million increase in personnel costs and stock-based compensation as we grew our headcount by 8%. In addition, research and development expense increased by $10.6 million due to higher third-party infrastructure expenses related to development costs of our MongoDB Atlas offering.

General and Administrative

	Years Ended January 31,		Change
(in thousands)	2025	2024	$	%
General and administrative	$219,226	$193,558	$25,668	13%
The increase in general and administrative expense was primarily driven by an increase in headcount resulting in $15.4 million higher personnel costs and stock-based compensation, a $7.3 million increase related to value-added tax expense and a $2.8 million increase due to higher consulting costs.
Other Income, Net

	Years Ended January 31,		Change
(in thousands)	2025	2024	$	%
Other income, net	$84,465	$70,216	$14,249	20%
Other income, net, for the year ended January 31, 2025 improved primarily due to higher interest income from our short-term investments.
Provision for (Benefit From) Income Taxes

	Years Ended January 31,		Change
(in thousands)	2025	2024	$	%
Provision for (benefit from) income taxes	$(2,527)	$13,084	$(15,611)	(119)%
The decrease in the provision for income taxes during the year ended January 31, 2025 was primarily due to the release of our U.K. valuation allowance.
Comparison of the Years Ended January 31, 2024 and 2023
For a discussion of our results of operations for the year ended January 31, 2024 as compared to the year ended January 31, 2023, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 15, 2024.
Liquidity and Capital Resources
As of January 31, 2025, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.3 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
During the three months ended April 30, 2024, the Company elected to cash settle its Capped Calls associated with the 2024 Notes. In June 2024, the Capped Calls associated with the 2024 Notes settled and the Company received $170.6 million in cash. For further discussion on the Capped Calls, please refer to Note 6, Convertible Senior Notes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
In October 2024, the optional redemption feature of the 2026 Notes was satisfied as the last reported sale price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. On October 16, 2024, we issued a notice of redemption (the “Redemption Notice”) for all aggregate principal amount outstanding of our 2026 Notes. Approximately $1.1 billion aggregate principal amount was converted to 5,662,979 shares of the Company’s common stock with $0.4 million settled in cash. For further discussion on the 2026 Notes, please refer to Note 6, Convertible Senior Notes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
We have generated significant operating losses as reflected in our accumulated deficit of $1.8 billion as of January 31, 2025. While we generated positive cash flows from operations in recent years, we have generated negative cash flows from operations in the past as reflected in our historical consolidated statements of cash flows. We expect to continue to incur operating losses, may experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended January 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$150,191	$121,477	$(12,970)
Net cash provided by (used in) investing activities	(657,440)	188,019	(33,308)
Net cash provided by financing activities	202,060	38,241	30,200
Operating Activities
Cash provided by operating activities during the year ended January 31, 2025 was $150.2 million, driven primarily by an increase in our cash collections reflecting the overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable increased by $69.2 million. In addition, our net loss of $129.1 million, includes non‑cash charges of $493.9 million for stock‑based compensation and $11.8 million for depreciation and amortization. Our accrued liabilities increased by $25.3 million reflecting our increase in expenses and timing of payments. Partially offsetting these benefits to our operating cash flow were amortization of premium and accretion of discount on short-term investments, net of $25.1 million, an increase in deferred commissions of $69.1 million, an increase in prepaid expenses and other current assets of $24.8 million, an increase in other long-term assets of $30.7 million and other net non-cash charges of $32.8 million.

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
Investing Activities
Cash used in investing activities during the year ended January 31, 2025 was $657.4 million, due to purchases of marketable securities, net of maturities and sales, of $616.6 million, cash used for investments in non-marketable securities of $11.3 million and purchases of property, equipment and other assets of $29.6 million.
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
Financing Activities
Cash provided by financing activities during the year ended January 31, 2025 was $202.1 million, due to proceeds from the settlement of capped calls and other of $170.2 million, proceeds from the issuance of common stock under the

Employee Stock Purchase Plan and exercises of stock options of $38.0 million, partly offset by principal payments of finance leases of $6.2 million.
Cash provided by financing activities during the year ended January 31, 2024 was $38.2 million, due to $36.9 million of proceeds from the issuance of common stock under the Employee Stock Purchase Plan and $6.8 million exercises of stock options, partly offset by $5.5 million of principal repayments of finance leases.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2025 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Finance lease obligations	42,829	8,711	17,422	16,696	—
Operating lease obligations	42,192	11,851	15,674	9,910	4,757
Purchase obligations	945,306	379,846	560,460	5,000	—
Total	$1,030,327	$400,408	$593,556	$31,606	$4,757
At January 31, 2025, our material short-term and long-term cash requirements for various contractual obligations and commitments consisted of the following:
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
Revenue Recognition
We derive our revenue from two sources: (1) the sales of subscriptions, which includes the usage-based database-as-a-service offering, term license and post-contract customer support (“PCS”); and (2) services revenue comprised of consulting and training arrangements. We recognize revenue when our customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps:
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
iii.Determination of the transaction price. The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. We apply the practical expedient to not evaluate contracts of one year or less for the existence of a significant financing component. None of our contracts contain a significant financing component.
iv.Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. We also consider if there are any additional material rights inherent in a contract and if so, we allocate a portion of the transaction price to such rights based on SSP. We determine each SSP based on multiple factors, including past history of selling such performance obligations as standalone products. We estimate SSP for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the SSPs. In cases where directly observable standalone sales are not available, such as when the term license is not sold separately, we consider all observable data points including competitor pricing for a similar or identical product, market and industry data points and our pricing practices to establish the SSP.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds and our short-term investments consist of U.S. government treasury securities. As of January 31, 2025 and 2024, we had cash, cash equivalents, restricted cash and short-term investments of $2.3 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of January 31, 2025 and 2024.
In January 2020, we issued $1.15 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement (the “2026 Notes”). The fair value of the 2026 Notes was subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the 2026 Notes generally increased as our common stock price increased and generally decreased as our common stock price decreased. The interest and market value changes affected the fair value of the 2026 Notes, but did not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. On October 16, 2024, we issued a notice of redemption (the “Redemption Notice”) for all aggregate principal amount outstanding of our 2026 Notes. Approximately $1.1 billion aggregate principal amount was converted to 5,662,979 shares of the Company’s common stock with $0.4 million settled in cash. Refer to Note 6, Convertible Senior Notes, in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further details.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the years ended January 31, 2025 and 2024. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of January 31, 2025 and 2024, the total amount of non-marketable securities included in other assets on our balance sheets was $24.2 million and $12.9 million, respectively.

Item 8. Financial Statements and Supplementary Data
MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MongoDB, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MongoDB, Inc. and its subsidiaries (the “Company”) as of January 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Subscription Revenue
As described in Note 2 to the consolidated financial statements, the Company’s subscription revenue was $1,943.9 million for the year ended January 31, 2025. Subscription revenue is derived from the sales of subscriptions, which includes the usage-based database-as-a-service offering, term license and post-contract customer support (PCS). For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. Performance obligations related to database-as-a-service solutions are recognized on a usage-basis, as the use of this service represents a direct measurement of the value of the goods or services transferred to date relative to the remaining goods or services promised under the contract. License revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the subscription start date. Revenue from PCS is recognized ratably over the contract duration.

The principal consideration for our determination that performing procedures relating to subscription revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s subscription revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of subscription revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. These procedures also included, among others, for a sample of subscription revenue transactions (i) testing revenue recognized by obtaining and inspecting source documents, such as order forms, customer contracts, invoices, and usage reports; (ii) evaluating the terms and conditions of the contracts and the appropriateness of the identified performance obligations; and (iii) recalculating revenue, including testing the allocation of transaction price to the performance obligations based on relative standalone selling price.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 20, 2025

We have served as the Company's auditor since 2013.

MONGODB, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	As of January 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$490,133	$802,959
Short-term investments	1,846,444	1,212,448
Accounts receivable, net of allowance for doubtful accounts of $8,888 and $8,054 as of January 31, 2025 and 2024, respectively	393,099	325,610
Deferred commissions	112,632	92,512
Prepaid expenses and other current assets	81,214	50,107
Total current assets	2,923,522	2,483,636
Property and equipment, net	46,377	53,042
Operating lease right-of-use assets	34,607	37,365
Goodwill	69,679	69,679
Intangible assets, net	24,597	3,957
Deferred tax assets	20,810	4,116
Other assets	310,701	217,847
Total assets	$3,430,293	$2,869,642
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,467	$9,905
Accrued compensation and benefits	120,354	112,579
Operating lease liabilities	9,126	9,797
Other accrued liabilities	87,659	74,831
Deferred revenue	334,381	357,108
Total current liabilities	561,987	564,220
Deferred tax liability	262	285
Operating lease liabilities	27,374	30,918
Deferred revenue	25,404	20,296
Convertible senior notes, net	—	1,143,273
Other liabilities	33,042	41,661
Total liabilities	648,069	1,800,653
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of January 31, 2025 and 2024; 80,558,847 shares issued and 80,467,811 shares outstanding as of January 31, 2025 and 72,840,692 shares issued and 72,741,321 shares outstanding as of January 31, 2024	78	73
Additional paid-in capital	4,625,093	2,777,322
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of January 31, 2025 and 2024	(1,319)	(1,319)
Accumulated other comprehensive income (loss)	(924)	4,545
Accumulated deficit	(1,840,704)	(1,711,632)
Total stockholders’ equity	2,782,224	1,068,989
Total liabilities and stockholders’ equity	$3,430,293	$2,869,642

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)

	Years Ended January 31,
	2025	2024	2023
Revenue:
Subscription	$1,943,864	$1,627,326	$1,235,122
Services	62,579	55,685	48,918
Total revenue	2,006,443	1,683,011	1,284,040
Cost of revenue:
Subscription	441,404	345,233	284,583
Services	93,892	79,252	64,721
Total cost of revenue	535,296	424,485	349,304
Gross profit	1,471,147	1,258,526	934,736
Operating expenses:
Sales and marketing	871,148	782,760	699,201
Research and development	596,837	515,940	421,692
General and administrative	219,226	193,558	160,498
Total operating expenses	1,687,211	1,492,258	1,281,391
Loss from operations	(216,064)	(233,732)	(346,655)
Other income (expense):
Interest income	95,687	80,238	24,948
Interest expense	(8,092)	(9,387)	(9,797)
Other expense, net	(3,130)	(635)	(1,750)
Loss before provision for (benefit from) income taxes	(131,599)	(163,516)	(333,254)
Provision for (benefit from) income taxes	(2,527)	13,084	12,144
Net loss	$(129,072)	$(176,600)	$(345,398)
Net loss per share, basic and diluted	$(1.73)	$(2.48)	$(5.03)
Weighted-average shares used to compute net loss per share, basic and diluted	74,555,001	71,248,982	68,628,267

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)

	Years Ended January 31,
	2025	2024	2023
Net loss	$(129,072)	$(176,600)	$(345,398)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	(690)	4,652	969
Foreign currency translation adjustment	(4,779)	798	1,054
Other comprehensive income (loss)	(5,469)	5,450	2,023
Total comprehensive loss	$(134,541)	$(171,150)	$(343,375)

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	67,444,360	$67	$1,860,514	$(1,319)	$(2,928)	$(1,189,634)	$666,700
Stock option exercises	801,272	1	5,707			—	5,708
Vesting of restricted stock units	1,511,529	2	—	—	—	—	2
Stock-based compensation	—	—	381,454	—	—	—	381,454
Issuance of common stock under the Employee Stock Purchase Plan	149,352	—	29,003	—	—	—	29,003
Conversion of convertible senior notes	73	—	16	—	—	—	16
Unrealized gain on available-for-sale securities	—	—	—	—	969	—	969
Foreign currency translation adjustment	—	—	—	—	1,054	—	1,054
Net loss	—	—	—	—	—	(345,398)	(345,398)
Balances as of January 31, 2023	69,906,586	70	2,276,694	(1,319)	(905)	(1,535,032)	739,508
Stock option exercises	953,643	1	6,807			—	6,808
Vesting of restricted stock units	1,690,527	2	—	—	—	—	2
Vesting of performance stock units	22,991	—	—	—	—	—	—
Stock-based compensation	—	—	456,907	—	—	—	456,907
Issuance of common stock under the Employee Stock Purchase Plan	167,574	—	36,914	—	—	—	36,914
Unrealized gain on available-for-sale securities	—	—	—	—	4,652	—	4,652
Foreign currency translation adjustment	—	—	—	—	798	—	798
Net loss	—	—	—	—	—	(176,600)	(176,600)
Balances as of January 31, 2024	72,741,321	73	2,777,322	(1,319)	4,545	(1,711,632)	1,068,989
Stock option exercises	267,931	—	2,026	—	—	—	2,026
Vesting of restricted stock units	1,529,981	1	—	—	—	—	1
Vesting of performance stock units	77,444	—	—	—	—	—	—
Stock-based compensation	—	—	493,940	—	—	—	493,940
Conversion of convertible senior notes	5,662,979	4	1,145,320	—	—	—	1,145,324
Issuance of common stock under the Employee Stock Purchase Plan	188,155	—	36,047	—	—	—	36,047
Unrealized loss on available-for-sale securities	—	—	—	—	(690)	—	(690)
Foreign currency translation adjustment	—	—	—	—	(4,779)	—	(4,779)
Reclassification of derivative related to the Capped Call associated with the 2024 Notes	—	—	169,692	—	—	—	169,692
Other	—	—	746	—	—	—	746
Net loss	—	—	—	—	—	(129,072)	(129,072)
Balances as of January 31, 2025	80,467,811	$78	$4,625,093	$(1,319)	$(924)	$(1,840,704)	$2,782,224

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Years Ended January 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(129,072)	$(176,600)	$(345,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,751	18,939	16,110
Stock-based compensation	493,940	456,907	381,454
Amortization of debt discount and issuance costs	2,419	3,393	3,375
Amortization of finance right-of-use assets	3,974	3,975	3,974
Amortization of operating right-of-use assets	11,248	9,211	9,098
Deferred income taxes	(16,794)	(1,574)	(562)
Amortization of premium and accretion of discount on short-term investments, net	(25,059)	(44,556)	(5,954)
Realized and unrealized gain on financial instruments, net	(937)	(1,044)	(1,857)
Unrealized foreign exchange loss (gain)	(964)	1,802	1,260
Change in operating assets and liabilities:
Accounts receivable, net	(69,236)	(41,639)	(91,450)
Prepaid expenses and other current assets	(24,813)	(12,208)	2,315
Deferred commissions	(69,127)	(41,830)	(49,077)
Other long-term assets	(30,677)	(211)	(99)
Accounts payable	541	1,679	3,163
Accrued liabilities	25,254	39,502	(16,189)
Operating lease liabilities	(12,076)	(9,878)	(9,692)
Deferred revenue	(16,362)	(82,411)	85,759
Other liabilities, non-current	(3,819)	(1,980)	800
Net cash provided by (used in) operating activities	150,191	121,477	(12,970)
Cash flows from investing activities
Purchases of property, equipment and other assets	(29,550)	(6,074)	(7,244)
Investments in non-marketable securities	(11,250)	(2,056)	(3,098)
Business combinations, net of cash acquired	—	(15,000)	—
Proceeds from the sales of marketable securities	44,984	—	—
Proceeds from maturities of marketable securities	752,600	1,445,000	1,425,000
Purchases of marketable securities	(1,414,224)	(1,233,851)	(1,447,966)
Net cash provided by (used in) investing activities	(657,440)	188,019	(33,308)
Cash flows from financing activities
Proceeds from settlement of capped calls and other	170,223	—	—
Proceeds from exercise of stock options, including early exercised stock options	1,968	6,810	5,707
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	36,048	36,914	29,003
Principal payments of finance leases	(6,179)	(5,483)	(4,510)
Net cash provided by financing activities	202,060	38,241	30,200
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,701)	(433)	(2,003)
Net increase (decrease) in cash, cash equivalents and restricted cash	(310,890)	347,304	(18,081)
Cash, cash equivalents and restricted cash, beginning of year	803,643	456,339	474,420
Cash, cash equivalents and restricted cash, end of year	$492,753	$803,643	$456,339
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$14,976	$11,991	$11,164
Interest expense	3,705	5,471	5,837
Non-cash investing and financing activities:
Common stock issued for conversion of convertible notes	1,145,326	—	—
Purchases of property and equipment included in accounts payable and accrued liabilities	1,620	1,115	366
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$490,133	$802,959	$455,826
Restricted cash, non-current	2,620	684	513
Total cash, cash equivalents and restricted cash	$492,753	$803,643	$456,339

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives and carrying values of intangible assets and property and equipment, fair value of non-marketable securities and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
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
Foreign Currency
The functional currency of the Company’s international subsidiaries is either the U.S. dollar or the local currency in which the international subsidiary operates. For foreign subsidiaries where the U.S. dollar is the functional currency, foreign currency denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency denominated non-monetary assets and liabilities are re-measured into U.S. dollars at historical exchange rates. Transaction gains or losses from foreign currency re-measurement and settlements are included in other income (expense), net in the consolidated statements of operations. For the foreign subsidiary where the functional currency is the local currency, the Company uses the exchange rate as of the balance sheet date to translate assets and liabilities and the average exchange rate during the period to translate revenue and expenses into U.S. dollars. Translation gains or losses resulting from translating foreign local currency financial statements into U.S. dollars are included in accumulated other comprehensive loss as a component of stockholders' equity.

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
Marketable Securities
The Company considers all of its marketable securities as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities within current assets on the consolidated balance sheets. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale debt securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity.
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
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense) in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis.
For the years ended January 31, 2025, 2024 and 2023, the Company did not record any impairment charges for its marketable debt securities in its consolidated statements of operations.
Restricted Cash
The Company pledged $2.6 million and $0.7 million of collateral as of January 31, 2025 and 2024, respectively, for its lease related letters of credit. Restricted cash balances have been excluded from the Company’s cash and cash equivalents balance and are included in other assets on the consolidated balance sheets.
Non-marketable Securities
Non-marketable securities consist of equity investments in privately-held companies, which are classified as other assets on the consolidated balance sheets. The Company’s non-marketable equity securities do not have readily determinable fair values. These investments are accounted for using the measurement alternative at cost, and the Company adjusts for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included in net loss as and when it occurs. The measurement alternative election is reassessed each reporting period to determine whether the non-marketable securities continue to be eligible for this election.
The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Impairment indicators may include, but are not limited to, a significant deterioration in earnings performance, credit rating, asset quality or business outlook or a significant adverse change in the regulatory, economic, or technological environment. If the non-marketable equity securities are considered impaired, the Company will record an impairment charge within other income (expense) on its consolidated statements of

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
operations for the amount by which the carrying value exceeds the fair value of the investment. For the years ended January 31, 2025, 2024 and 2023, the Company did not record any material impairment charges related to its non-marketable equity securities.
During the years ended January 31, 2025 and 2024, the Company invested $11.3 million and $2.1 million, respectively, of its cash in non-marketable securities of privately-held companies. The Company evaluated its ownership, contractual and other interests of its investments and determined that as of January 31, 2025, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements, as the Company was not the primary beneficiary and did not have the power to direct activities that most significantly impact the entities’ economic performance. The Company’s maximum loss exposure is limited to the carrying value of these investments.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, non-marketable securities, accounts payable and accrued liabilities. Cash equivalents are measured at fair value on a recurring basis. Short-term investments classified as available-for-sale debt securities are recorded at fair value. Non-marketable securities consist of equity securities. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.
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
As of January 31, 2025 and 2024, no customer represented 10% or more of net accounts receivable. For the years ended January 31, 2025, 2024 and 2023, no customer represented 10% or more of revenue.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and time incurred between the establishment of technological feasibility and product release have not been material, resulting in software development costs qualifying for capitalization being immaterial. As a result, the Company has not capitalized any related software development costs in any of the periods presented.
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, costs related to the development of web-based product, or implementation costs incurred in a hosting arrangement that is a service contract, are capitalized during the application development stage. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. There were no material qualifying costs incurred during the application development stage and the Company did not capitalize any qualifying costs related to computer software developed for internal use, or implementation costs incurred in a hosting arrangement that is a service contract in the years ended January 31, 2025 and 2024.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Goodwill and Intangible Assets
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
The Company performs its annual impairment analysis in the fourth quarter of each fiscal year. The Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single operating segment is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of the Company’s single operating segment with its carrying amount. If the carrying amount exceeds its fair value, no further analysis is required; otherwise, any excess of the carrying amount over the implied fair value is recognized as an impairment loss and the carrying value of goodwill is written down to fair value. No indicators of impairment of goodwill were identified during the years ended January 31, 2025, 2024 and 2023, and accordingly, the Company has not recorded any impairment of goodwill during those periods.
Revenue Recognition
The Company derives its revenue from two sources: (1) the sales of subscriptions, which includes the usage-based database-as-a-service offering, term license and post-contract customer support (“PCS”); and (2) services revenue comprised of consulting and training arrangements. The Company recognizes revenue when its customer obtains control of promised

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:
i.Identification of the contract, or contracts, with a customer - The Company determines it has a contract with a customer when the contract is approved, each party’s rights regarding the products or services to be transferred is identified, the payment terms for the services can be identified, the Company has determined the customer has the ability and intent to pay and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, reputation and financial or other information pertaining to the customer. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation.
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
iii.Determination of the transaction price - The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. The Company applies the practical expedient to not evaluate contracts of one year or less for the existence of a significant financing component. None of the Company’s contracts contain a significant financing component.
iv.Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. The Company also considers if there are any additional material rights inherent in a contract and if so, the Company allocates a portion of the transaction price to such rights based on SSP. The Company determines each SSP based on multiple factors, including past history of selling such performance obligations as standalone products. The Company estimates SSP for performance obligations with no observable evidence using adjusted market, cost plus and residual methods to establish the SSPs. In cases where directly observable standalone sales are not available, such as when the term license is not sold separately, the Company considers observable data points including competitor pricing for a similar or identical product, market and industry data points and the Company’s pricing practices to establish the SSP.
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
The Company derives subscription revenue from providing its software to customers with its database-as-a-service offering that include comprehensive infrastructure and management of the Company’s database and can also be purchased with additional enterprise features. Performance obligations related to database-as-a-service solutions are recognized on a

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
usage-basis, as the use of this service represents a direct measurement of the value of the goods or services transferred to date relative to the remaining goods or services promised under the contract.
The Company’s subscription revenue also includes time-based software licenses sold in conjunction with PCS. The license element is recognized separately from the PCS as they are considered two distinct performance obligations. The transaction price is allocated to each separate performance obligation based on its relative SSP. License revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the subscription start date.
PCS includes unspecified updates, as well as support and maintenance. Revenue from PCS is recognized ratably over the contract duration.
Services Revenue
The Company’s services contracts are generally provisioned on a time-and-materials basis. Revenue is recognized as the services are performed.
Contracts with Multiple Performance Obligations
The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. For these contracts, the transaction price is allocated to the separate performance obligations on a relative SSP basis.
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
Deferred Commissions
The Company capitalizes its incremental costs of obtaining subscription contracts with customers, which generally consist of sales commissions paid to the Company’s sales force and related payroll taxes, as well as fees paid to marketplace vendors. Incremental costs that are expected to be amortized during the succeeding twelve months are recorded on the Company’s consolidated balance sheets as deferred commissions with the remaining, non-current, portion recorded under other assets. Deferred commissions are amortized over a period of benefit that the Company has determined to be generally five years. The Company determined the period of benefit by taking into consideration the length of its customer contracts, its technology life cycle and other factors. Deferred commissions also include all other sales commissions and related payroll taxes for subscription contract renewals, which are amortized based on the pattern of the associated revenue recognition over the related contractual subscription period. Sales commissions are generally paid up front and one month in arrears, however, the timing of payment is based on contractual terms of the underlying subscription contract and is subject to an evaluation of customer credit-worthiness. The deferred commission amounts are recoverable through the future revenue under the non-cancelable customer contracts. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations. The Company adopted the practical expedient that permits an entity to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less. Deferred commissions are reviewed periodically for impairment. Refer to Note 9, Revenue for more information.
Deferred Revenue
Deferred revenue primarily consists of customer billings or payments received in advance of the Company satisfying the performance obligations on its subscription and services contracts. The Company generally invoices its customers

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Convertible Senior Notes
Upon adoption of ASU 2020-06 on February 1, 2021, the Company no longer records the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense.
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
Refer to Note 6, Convertible Senior Notes for more information.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits and stock-based compensation. Research and development costs also include amortization associated with acquired finite-lived intangible assets and allocated overhead.
Advertising
Advertising costs are expensed as incurred, or the first time the advertising takes place, based on the nature of the advertising. Advertising costs were $30.8 million, $29.7 million and $18.7 million for the years ended January 31, 2025, 2024 and 2023, respectively. Advertising costs are recorded in sales and marketing expenses in the consolidated statements of operations.

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
Segment Information
The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net loss to make operating decisions, allocate resources and assess performance. The CODM uses consolidated net loss to evaluate cost optimization and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income, interest expense, other income (expense), net and the provision for income taxes, which are reflected in the consolidated statements of operations. Geographic information is included in Note 9, “Revenue” for total revenue and long-lived assets.

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
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the years ended January 31, 2025, 2024 and 2023. As of January 31, 2025 and 2024, there were no material amounts payable to or amounts receivable from related parties.
Recently Adopted Accounting Pronouncements
Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to provide disclosures of significant segment expenses and other segment items. The guidance requires companies to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The Company adopted ASU 2023-07 for its annual financial statements ending January 31, 2025, on a retrospective basis. The adoption of this standard did not have a material financial impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose additional information about income taxes, primarily their rate reconciliation information and income taxes paid. The new guidance requires companies to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally, companies will be required to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for the Company for the fiscal year ending January 31, 2026, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.
Disaggregation—Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The guidance is effective for annual filings for the Company's fiscal year beginning February 1, 2027, and interim filings for the fiscal year beginning February 1, 2028, and can be applied either prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of January 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$152,588	$—	$—	$152,588
Short-term investments:
U.S. government treasury securities	1,846,444	—	—	1,846,444
Total financial assets	$1,999,032	$—	$—	$1,999,032

	Fair Value Measurement at January 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$512,456	$—	$—	$512,456
Short-term investments:
U.S. government treasury securities	1,212,448	—	—	1,212,448
Total financial assets	$1,724,904	$—	$—	$1,724,904
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of January 31, 2025 and January 31, 2024 (in thousands):

	January 31, 2025			January 31, 2024
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Due within one year	$968,748	$944	$969,692	$520,006	$(543)	$519,463
Due after one year and within three years	876,154	598	876,752	690,211	2,774	692,985
Total short-term investments	$1,844,902	$1,542	$1,846,444	$1,210,217	$2,231	$1,212,448
As of January 31, 2025 and January 31, 2024, unrealized net gains on the Company’s U.S. government treasury securities were approximately $1.5 million and $2.2 million, respectively. These unrealized gains and losses were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Since the fluctuation in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of January 31, 2025 and 2024. Gross realized gains and losses were not material for each of the years ended January 31, 2025 and 2024. There were no material short-term investments in a continuous loss position for greater than twelve months.
Non-marketable Securities
As of January 31, 2025 and 2024, the total amount of non-marketable equity securities included in other assets on the Company’s consolidated balance sheets were $24.2 million and $12.9 million, respectively. The Company recognized an

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
immaterial net unrealized gain on certain of these non-marketable securities during the year ended January 31, 2025 and $1.0 million of net unrealized gains on certain of these non-marketable securities during the year ended January 31, 2024.
4. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31, 2025	January 31, 2024
Servers	$887	$1,107
Furniture and fixtures	5,320	5,276
Computer and office equipment	7,209	6,623
Purchased software	872	872
Leasehold improvements	41,273	38,677
Website costs	969	969
Construction in process	386	795
Finance lease right-of-use assets	19,540	23,514
Total property and equipment	76,456	77,833
Less: accumulated depreciation and amortization	(30,079)	(24,791)
Property and equipment, net	$46,377	$53,042
Depreciation and amortization expense related to property and equipment was $8.3 million, $8.0 million and $6.9 million for the years ended January 31, 2025, 2024 and 2023, respectively. Depreciation and amortization expense excludes amortization with respect to the finance lease right-of-use asset, which is described further in Note 7, Leases.
5. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	January 31, 2025	January 31, 2024
Balance, beginning of the year	$69,679	$57,779
Increase in goodwill related to business combinations	—	11,900
Balance, end of the year	$69,679	$69,679
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
administrative expenses in the consolidated statements of operations. The business combination did not have a material impact on the Company’s consolidated financial statements for the year ended January 31, 2024.
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	January 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$41,200	$(40,407)	$793	1.2
Customer relationships	15,200	(15,200)	—	—
IP addresses	$23,986	$(182)	$23,804	9.9
Total	$80,386	$(55,789)	$24,597

	January 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Weighted-Average Remaining Useful Life (in years)
Developed technology	$41,200	$(37,328)	$3,872	1.0
Customer relationships	15,200	(15,115)	85	0.3
Total	$56,400	$(52,443)	$3,957
During the three months ended January 31, 2025, the Company purchased $24.0 million of intangible assets for IP addresses which is expected to allow the Company to reduce its cloud infrastructure costs in the future. These purchased intangible assets are amortized on a straight-line basis over an estimated useful life of ten years.
Intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $3.3 million, $10.6 million and $9.2 million for the years ended January 31, 2025, 2024 and 2023, respectively. Amortization expense for developed technology was included as research and development expense in the Company’s consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s consolidated statements of operations. Amortization expense for IP addresses was included as cost of subscription revenue in the Company’s consolidated statements of operations.
As of January 31, 2025, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
2026	$3,079
2027	2,512
2028	2,399
2029	2,399
2030	2,399
Thereafter	$11,809
Total	$24,597
6. Convertible Senior Notes
The net carrying amounts of the Company’s 2026 Notes (as defined herein) were as follows for the periods presented (in thousands):

	Years Ended January 31,
	2025 (1)	2024
Principal	$—	$1,149,972
Unamortized debt issuance costs	—	(6,699)
Net carrying amount	$—	$1,143,273

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1) The aggregate principal amount outstanding of the 2026 Notes was redeemed by the Company in December 2024.
The following table sets forth the interest expense related to the 2026 Notes for the periods presented (in thousands):

	January 31, 2025	January 31, 2024	January 31, 2023
	2026 Notes (1)	2026 Notes	2026 Notes
Contractual interest expense	$1,318	$2,875	$2,859
Amortization of issuance costs	2,419	3,393	3,375
Total	$3,737	$6,268	$6,234
(1) The aggregate principal amount outstanding of the 2026 Notes was redeemed by the Company in December 2024.
In January 2020, the Company issued $1.0 billion aggregate principal amount of 0.25% convertible senior notes due 2026 in a private placement and, also in January 2020, the Company issued an additional $150.0 million aggregate principal amount of convertible senior notes pursuant to the exercise in full of the initial purchasers’ option to purchase additional convertible senior notes (collectively, the “2026 Notes”). The 2026 Notes were senior unsecured obligations of the Company and interest was payable semiannually in arrears on July 15 and January 15 of each year, beginning on July 15, 2020, at a rate of 0.25% per year. The 2026 Notes had an original maturity date of January 15, 2026, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $1.1 billion.
In October 2024, the optional redemption feature of the 2026 Notes was satisfied as the last reported sale price of the Company’s common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. On October 16, 2024, the Company issued a notice of redemption (the “Redemption Notice”) for all aggregate principal amount outstanding of its 2026 Notes. Pursuant to the Redemption Notice, on December 16, 2024 (the “Redemption Date”), the Company redeemed all 2026 Notes that had not been converted prior to such date at a redemption price in cash equal to 100% of the principal amount of such 2026 Notes, plus accrued and unpaid interest from July 15, 2024 to, but excluding the Redemption Date (the “Redemption Price”). On the Redemption Date, the Redemption Price was due and payable upon each 2026 Notes redeemed and interest thereon ceased to accrue on and after the Redemption Date.
The 2026 Notes called for redemption were converted by holders at any time before 5:00 p.m. (New York City time) on December 13, 2024 (the “Conversion Deadline”). The Conversion Rate for 2026 Notes converted after the date of the Redemption Notice and prior to the Conversion Deadline equaled to 4.9260 shares of the Company’s common stock, par value $0.001 per share, per $1,000 principal amount of the 2026 Notes, which included an increase of the conversion rate of 0.1911 additional shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes as a result of the 2026 Notes being called for optional redemption.
The Company satisfied its conversion obligations with respect to conversions occurring after the date of the Redemption Notice and prior to the Redemption Date by delivering shares of the Company’s common stock, plus cash in lieu of any resulting fractional shares. Pursuant to the Redemption Notice, on the Redemption Date, the Company redeemed the outstanding principal of the 2026 Notes that were not converted prior to such date at a redemption price in cash equal to 100% of the principal amount of the 2026 Notes, plus accrued and unpaid interest. Approximately $1.1 billion aggregate principal amount was converted to 5,662,979 shares of the Company’s common stock with $0.4 million settled in cash. The Company recorded the carrying amount of the converted debt into common stock and additional paid-in-capital with no material gain or loss recognized.
Capped Calls
In connection with the pricing of the issuance of the Company’s convertible notes due June 15, 2024 which were converted or extinguished in December 2021 (the “2024 Notes”) and the 2026 Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls associated with the 2024 Notes each had an initial strike price of approximately $68.15 per share, subject to certain adjustments, which corresponded to the initial conversion price of the 2024 Notes. These Capped Calls had initial cap prices of $106.90 per share, subject to certain adjustments.
In April 2024, the Company elected cash settlement for the Capped Calls associated with the 2024 Notes. Upon the cash settlement election, the instrument, initially indexed to the Company’s own stock, no longer met the criteria for equity

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
classification and was reclassified from stockholder’s equity to assets on the Company’s consolidated balance sheet. The reclassification resulted in the recognition of a derivative asset, with an estimated fair value at cash settlement election date of $169.7 million, with a corresponding increase in additional paid in capital. In June 2024, the derivative asset was settled and the Company received $170.6 million in cash and recognized a realized gain of $0.9 million for the year ended January 31, 2025, which was recorded in other income (expense), net, on the Company’s consolidated statements of operations.
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of these Capped Calls through January 31, 2025.
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
Lease Costs
The components of the Company’s lease costs included in its consolidated statements of operations were as follows (in thousands):

	Years Ended January 31,
	2025	2024
Finance lease cost:
Amortization of finance lease right-of-use assets	$3,974	$3,975
Interest on finance lease liabilities	2,267	2,590
Operating lease cost	13,319	11,693
Short-term lease cost	5,262	5,465
Variable lease cost	3,814	3,498
Total lease cost	$28,636	$27,221
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the consolidated balance sheets as follows (in thousands):

	Years Ended January 31,
	2025	2024
Finance Lease:
Property and equipment, net	$19,540	$23,514
Other accrued liabilities (current)	6,814	6,179
Other liabilities, non-current	30,697	37,511
Operating Leases:
Operating lease right-of-use assets	$34,607	$37,365
Operating lease liabilities (current)	9,126	9,797
Operating lease liabilities, non-current	27,374	30,918

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Years Ended January 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$2,267	$2,590
Operating cash flows from operating leases	14,185	12,336
Financing cash flows from finance lease	6,179	5,483
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,974	5,537
Weighted-average remaining lease term (in years):
Finance lease	4.9	5.9
Operating leases	4.6	5.4
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	5.2%	5.7%
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of January 31, 2025 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
2026	$8,711	$11,851
2027	8,711	8,906
2028	8,711	6,768
2029	8,711	6,113
2030	7,985	3,797
Thereafter	—	4,757
Total minimum payments	42,829	42,192
Less imputed interest	(5,318)	(5,692)
Present value of future minimum lease payments	37,511	36,500
Less current obligations under leases	(6,814)	(9,126)
Non-current lease obligations	$30,697	$27,374

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Commitments and Contingencies
The following table includes certain non-cancelable agreements primarily for subscription, marketing services and cloud infrastructure capacity commitments entered into by the Company (in thousands):

Year Ending January 31,	Other Obligations
2026	$379,846
2027	281,303
2028	279,157
2029	5,000
2030	—
Thereafter	—
Total minimum payments	$945,306
Refer to Note 7, Leases, for further details on obligations under non-cancelable finance and operating leases, including future minimum lease payments. During the year ended January 31, 2025, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, CEO Dev Ittycheria, and COO and CFO Michael Gordon. On January 27, 2025, the lead plaintiff in the lawsuit (the “Securities Action”) filed an Amended Complaint naming former Senior Vice President of Finance and current Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York, Case. No. 1:24-cv-07594, against the Company, as nominal defendant, and CEO Dev Ittycheria, COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Roy v. Ittycheria et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. Another similar case was subsequently filed in the same district and has been consolidated with the Roy action with the caption In re MongoDB, Inc. Shareholder Litigation (the “Derivative Litigation”). The Derivative Litigation is at an early stage and has been stayed, pending the outcome of the Court's decision on the defendants’ anticipated motion to dismiss the Securities Action.
Although claims and litigation are inherently unpredictable, as of January 31, 2025, other than as disclosed above, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Years Ended January 31,
	2025	2024	2023
Primary geographical markets:
Americas	$1,213,061	$1,016,324	$781,763
EMEA	553,090	469,082	361,566
Asia Pacific	240,292	197,605	140,711
Total	$2,006,443	$1,683,011	$1,284,040

Subscription product categories and services:
MongoDB Atlas-related	$1,405,184	$1,105,351	$808,263
Other subscription	538,680	521,975	426,859
Services	62,579	55,685	48,918
Total	$2,006,443	$1,683,011	$1,284,040
Customers located in the United States accounted for 54% of total revenue for each of the years ended January 31, 2025 and 2024 and 55% for the year ended January 31, 2023. No other country accounted for 10% or more of revenue for the periods presented.
Long-lived assets located in the United States accounted for 87% of total long-lived assets for each of the years ended January 31, 2025 and 2024. No other country accounted for 10% or more of long-lived assets for the periods presented.
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances as of January 31, 2025, 2024 and 2023 was $359.8 million, $377.4 million and $460.3 million, respectively. Approximately 18% and 25% of the total revenue recognized in the years ended January 31, 2025 and 2024 was from deferred revenue at the beginning of each respective period.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of January 31, 2025, the aggregate transaction price allocated to remaining performance obligations was $748.0 million. Approximately 59% is expected to be recognized as revenue over the next 12 months 37% in 13 to 36 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of January 31, 2025, 2024 and 2023, unbilled receivables were $22.5 million, $22.7 million and $9.7 million, respectively.
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2022	$4,966
Provision	5,595
Recoveries/write-offs	(4,199)
Balance at January 31, 2023	6,362
Provision	8,520
Recoveries/write-offs	(6,828)
Balance at January 31, 2024	8,054
Provision	9,404
Recoveries/write-offs	(8,570)
Balance at January 31, 2025	$8,888
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $363.4 million and $294.2 million as of January 31, 2025 and 2024, respectively, of which $250.7 million and $201.7 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of January 31, 2025 and 2024, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s consolidated statements of operations, was $112.6 million, $99.5 million and $79.6 million for years ended January 31, 2025, 2024 and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
10. Equity Incentive Plans and Employee Stock Purchase Plan
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”), primarily for the purpose of granting stock-based awards to employees, directors and consultants, including stock options, restricted stock units (“RSUs”) and other stock-based awards. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan. Stock options granted under the stock option plans may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. All outstanding stock options as of January 31, 2025 were granted as NSOs with the exception of one ISO award. The exercise prices of the stock option grants must be no less than

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
100% of the fair value of the common stock on the grant date as determined by the Board of Directors. If, at the date of grant, the optionee owns more than 10% of the total combined voting power of all classes of outstanding stock (a “10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the date of grant as determined by the Board of Directors. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for ISOs granted to any 10% stockholder. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. RSU awards granted to new employees generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
Pursuant to the terms of the 2016 Plan, the shares of the Company’s common stock reserved for issuance was increased by 3.6 million shares in February 2024. As of January 31, 2025, the Company has approximately 15.8 million shares of common stock available for future grants.
Stock Options
The following table summarizes stock option activity for the periods presented (in thousands, except share and per share data and years):

	Options Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2023	1,789,813	$7.60	3.3	$313,980
Options exercised	(953,643)	7.14
Options forfeited and expired	(547)	5.81
Balance - January 31, 2024	835,623	8.14	2.6	327,884
Options exercised	(267,931)	7.56
Options forfeited and expired	(267)	13.35
Balance - January 31, 2025	567,425	$8.41	1.5	$150,319
Options vested and exercisable - January 31, 2024	835,623	$8.14	2.6	$327,884
Options vested and exercisable - January 31, 2025	567,425	$8.41	1.5	$150,319
Stock options vested and expected to vest - January 31, 2025	567,425	$8.41	1.5	$150,319
There were no options granted during the years ended January 31, 2025 and 2024. The intrinsic value of options exercised for the years ended January 31, 2025, 2024 and 2023 was determined to be $89.7 million, $308.0 million and $211.1 million, respectively.
There were no options vested during the years ended January 31, 2025, 2024 and 2023. As of January 31, 2025, there was no unrecognized stock-based compensation expense related to outstanding stock options.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Units
The following table summarizes RSU activity for the years ended January 31, 2025 and 2024:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2023	3,480,206	$288.58
RSUs granted	2,272,014	267.56
RSUs vested	(1,690,527)	254.02
RSUs forfeited and canceled	(495,287)	295.61
Unvested - January 31, 2024	3,566,406	290.59
RSUs granted	2,007,277	303.06
RSUs vested	(1,529,981)	302.08
RSUs forfeited and canceled	(510,195)	299.39
Unvested - January 31, 2025	3,533,507	$291.43
As of January 31, 2025, there was $967.3 million of unrecognized stock-based compensation expense related to outstanding RSUs that is expected to be recognized over a weighted-average period of 2.69 years.
Executive Performance Share Awards
During the three months ended April 30, 2022, the Company created a long-term performance-based equity award program and granted performance share units (“PSUs”) to the Company’s CEO and certain other executives. The vesting of PSUs is conditioned upon the achievement of certain targets. The PSUs vest annually over a period of three years from the date of grant, subject to the executive’s continued employment with the Company. Each vested PSU entitles the executive to one share of common stock. A PSU performance factor of 100 will result in the targeted number of PSUs being vested. The minimum percentage of PSUs that can vest is zero, with a maximum percentage of 200. On each date of grant, the Company assumes a performance factor of 100.
The following table summarizes PSU activity for the years ended January 31, 2025 and 2024:

	Shares	Weighted-Average Grant Date Fair Value per PSU
Balance - January 31, 2023	70,728	$316.49
PSUs granted	127,792	216.79
PSUs vested	(22,991)	316.49
Adjustment for performance achievement	(315)	316.49
PSUs forfeited and canceled	(18,657)	238.67
Balance - January 31, 2024	156,557	244.06
PSUs granted	66,309	355.50
PSUs vested	(77,444)	243.53
Adjustment for performance achievement	19,143	216.79
PSUs forfeited and canceled	(18,281)	273.83
Balance - January 31, 2025	146,284	$287.57
The grant date fair value of PSUs was determined by using the market price of the Company’s common stock on the date of the grant. Compensation expense is recognized over the requisite service period based on the probability of the performance conditions being satisfied using the accelerated attribution method. Following the completion of the performance year, the achieved PSU performance factor was 80.0 and 151.0 for the years ended January 31, 2025 and 2024, respectively. The Company recognized $22.7 million and $24.1 million of compensation expense related to these PSUs for the years ended January 31, 2025 and 2024, respectively. As of January 31, 2025, the Company had $12.8 million of total

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
unrecognized compensation cost related to these PSUs, which it expects to be recognized over a weighted-average period of 1.75 years.
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
As of November 1, 2021, the Company does not expect to grant stock appreciation rights in the future and will instead grant RSUs to its employees in China. Therefore, no China SAR Plan units were granted for the years ended January 31, 2025 and 2024.
During the years ended January 31, 2025, 2024 and 2023, upon the vesting of 231, 619 and 1,141 units, respectively, the total expense recognized related to China SAR was $1.6 million, $3.3 million and $2.5 million, respectively. As of January 31, 2025 and 2024, the Company’s liability balance related to the China SAR Plan was $3.1 million and $5.8 million, respectively. These amounts were recorded as part of the accrued compensation and benefits on the Company’s consolidated balance sheets and recognized as bonus expense in the Company’s consolidated statements of operations. During the year ended January 31, 2025, the Company paid $0.9 million in cash upon the exercise of 3,354 units. As of January 31, 2025, there were 11,744 China SAR Plan units outstanding of which no units remained unvested.
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted and stockholders approved the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods.
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
Pursuant to the terms of the 2017 ESPP, the shares of the Company’s common stock reserved for issuance was increased by 727,413 shares in February 2024. As of January 31, 2025, there were 4,072,704 shares of the Company’s common stock available for future issuance under the 2017 ESPP.
During the years ended January 31, 2025, 2024 and 2023 there were 188,155, 167,574 and 149,352 shares, respectively, of common stock purchased under the ESPP. The total expense related to the ESPP for years ended January 31, 2025, 2024 and 2023 was $14.5 million, $16.4 million and $13.7 million, respectively. As of January 31, 2025, there was $7.6 million of unrecognized stock-based compensation expense related to the ESPP offering period expected to end in June 2025.
The fair value of the purchase rights granted under the 2017 ESPP was estimated on the first day of the offering period using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2025	2024	2023
Expected term (in years)	0.50	0.50	0.50
Expected volatility	57.7% - 58.2%	46% - 69%	90% - 92%
Risk-free interest rate	4.3% - 5.39%	5.35% - 5.36%	2.24% - 4.68%
Dividend yield	—%	—%	—%

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended January 31,
	2025	2024	2023
Cost of revenue—subscription	$29,548	$23,677	$19,682
Cost of revenue—services	13,917	12,733	10,565
Sales and marketing	161,317	159,907	143,073
Research and development	226,367	198,927	159,099
General and administrative	62,791	61,663	49,035
Total stock-based compensation expense	$493,940	$456,907	$381,454

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended January 31,
	2025	2024	2023
Numerator:
Net loss	$(129,072)	$(176,600)	$(345,398)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	74,555,001	71,248,982	68,628,267

Net loss per share, basic and diluted	$(1.73)	$(2.48)	$(5.03)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls were expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes. During the three months ended April 30, 2024, the Company elected a settlement in cash, as opposed to the Company’s common stock, of the Capped Calls associated with 2024 Notes. In June 2024 the related derivative was settled and the Capped Calls associated with the 2024 Notes were successfully unwound, refer to Note 6. Convertible Senior Notes for more information.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following shares of common stock were excluded from the computation of diluted net loss per share attributable to the Company for the periods presented because including them would have been anti-dilutive as the Company has reported net loss for each of the periods presented:

	Years Ended January 31,
	2025	2024	2023
Stock options pursuant to the 2016 Equity Incentive Plan	281,239	428,408	571,680
Stock options pursuant to the 2008 Stock Incentive Plan	286,186	884,057	1,599,415
Unvested restricted stock units and ESPP obligations	3,752,252	4,162,660	3,860,345
Unvested executive PSUs	146,284	214,565	69,667
Shares underlying the conversion option of the 2026 Notes	—	5,445,002	5,445,039
Total	4,465,961	11,134,692	11,546,146
12. Income Taxes
The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2025	2024	2023
United States	$(99,978)	$(138,936)	$(253,433)
Foreign	(31,621)	(24,580)	(79,821)
Total	$(131,599)	$(163,516)	$(333,254)
The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2025	2024	2023
Current:
Federal	$1,035	$522	$844
State	512	289	59
Foreign	12,761	13,363	11,812
Total	14,308	14,174	12,715
Deferred:
Federal	38	42	(13)
State	51	46	24
Foreign	(16,924)	(1,178)	(582)
Total	(16,835)	(1,090)	(571)
Provision for (benefit from) income taxes	$(2,527)	$13,084	$12,144

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended January 31,
	2025	2024	2023
Income tax benefit at statutory rate	$(27,636)	$(34,339)	$(69,983)
State taxes, net of federal benefit	(11,640)	265	66
Impact of foreign income taxes	2,974	17,371	27,892
Foreign branch income included in the United States	(1,283)	1,525	1,353
Stock-based compensation	(328)	(64,721)	(39,669)
Non-deductible expenses	14,987	17,863	1,318
Officer compensation in excess of $1 million	7,651	8,729	7,085
Change in valuation allowance	45,610	100,548	106,156
Research and development credits	(33,746)	(31,596)	(19,395)
Foreign tax credit	—	(3,014)	(3,349)
Foreign withholding tax expense	1,035	522	844
Prior year true ups	131	(47)	(278)
Other	(282)	(22)	104
Provision for (benefit from) income taxes	$(2,527)	$13,084	$12,144
The decrease in the provision for income taxes during the years ended January 31, 2025 was primarily due to the release of the U.K. valuation allowance. The increase in the provision for income taxes during each of the years ended January 31, 2024 and 2023 was due to an increase in foreign taxes as the Company continued its global expansion.
Deferred Income Taxes
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Significant components of the Company’s deferred tax assets are shown in the following table as of January 31, 2025 and 2024, respectively (in thousands):

	Years Ended January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$784,638	$753,189
Deferred revenue	64,429	67,167
Finance and operating lease liabilities	17,807	19,282
Capitalized research and development costs	163,963	125,142
Other reserves	25,870	20,729
Gross deferred tax assets	1,056,707	985,509
Valuation allowance	(942,513)	(903,663)
Total deferred tax assets, net of valuation allowance	114,194	81,846
Deferred tax liabilities:
Finance and operating lease right-of-use assets	(12,505)	(13,204)
Convertible senior notes	—	—
Deferred commission	(77,298)	(61,483)
Other liabilities and accruals	(3,842)	(3,326)
Total deferred tax liabilities	(93,645)	(78,013)
Net deferred tax assets	$20,549	$3,833
Deferred tax assets are recognized when management believes it is more likely than not that they will be realized. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of January 31, 2025, 2024 and 2023 was $942.5 million, $903.7 million and $809.0 million, respectively. The valuation allowance increased by $38.9 million, $94.7 million and $131.7 million during the years ended January 31, 2025, 2024 and 2023, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment. During the current year, management determined that it is more likely than not that the Company can realize its U.K. deferred tax assets based on its current and projected future taxable income in the U.K. Therefore, the Company released approximately $14.6 million of valuation allowance in the U.K.

As of January 31, 2025 the Company had net operating loss carryforwards for U.S. federal, state, Irish and U.K. income tax purposes of $2.1 billion, $2.0 billion, $834.3 million and $52.9 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2026 for state purposes. Ireland, U.K. and the U.S. federal losses for years after January 31, 2019 allow for operating losses to be carried forward indefinitely. The Company also has U.S. federal and state research credit carryforwards of $178.1 million and $16.3 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2026 for state purposes. Furthermore, the Company has U.S. foreign tax credit carryforwards of $6.9 million and U.S. charitable contribution carryforwards of $0.6 million, which will begin to expire in the year ending January 31, 2030 and January 31, 2026, respectively. Utilization of the federal net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.

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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following table summarizes the changes in the Company’s unrecognized gross tax benefits during the periods presented (in thousands):

	Years Ended January 31,
	2025	2024	2023
Unrecognized tax benefits at beginning of year	$81,604	$29,284	$22,698
Increase (decrease) in tax positions in prior years	1,075	1,692	(177)
Additions based on tax positions in the current year	21,864	50,628	6,763
Unrecognized tax benefits at end of year	$104,543	$81,604	$29,284
In FY25, the Company recorded an addition in reserves for tax positions in prior years related to U.S. research and development tax credits. Additionally, the Company recorded additional intangible development costs for the current year. As of January 31, 2025, $1.3 million of these total unrecognized tax benefits would have an impact on the Company’s effective tax rate if recognized.

We intend to invest substantially all of our foreign subsidiary earnings, as well as our capital in our foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which we would incur significant, additional costs upon repatriation of such amounts.

The Company is not currently under Internal Revenue Service, state, or foreign income tax examination with the exception of an audit in France for which the Company does not expect a material outcome. The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next twelve months. The Company files tax returns in the United States for federal and certain states. All tax years remain open to examination for both federal and state purposes as a result of the net operating loss and credit carryforwards. The Company files foreign tax returns in various locations. These foreign returns are open to examination for the fiscal years ending January 31, 2015 through January 31, 2024.
13. Subsequent Events
On February 17, 2025, the Company acquired all outstanding shares of Voyage AI Innovations, Inc. (“Voyage AI”), an AI-powered software company that specializes in embedding and reranking models, in exchange for total consideration of approximately $220 million consisting of cash and stock, subject to customary adjustments. Integrating Voyage AI’s technology with MongoDB is expected to enable organizations to build reliable, AI-powered applications. The Company is in the process of finalizing the accounting for this transaction and expects to complete the preliminary purchase price allocation in the first quarter of fiscal year 2026.
On February 27, 2025, the Company’s Board of Directors authorized a program to repurchase up to $200 million of the Company’s common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2025. Based on the evaluation of our disclosure controls and procedures as of January 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2025. The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

During the three months ended January 31, 2025, one of our executive officers adopted the following Rule 10b5-1 trading arrangement:

On January 10, 2025, Michael Gordon, our former Chief Operating Officer and Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Gordon’s plan is for the sale of up to 68,000 shares of common stock underlying stock options in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and October 15, 2025, subject to early termination for certain specified events set forth in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2025 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2025 and is incorporated herein by reference.
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
We have adopted policies and procedures reasonably designed to promote compliance with relevant insider trading laws, rules and regulations, and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11. Executive Compensation
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements

Schedules have been omitted either because they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/17

3.2	Amended and Restated Bylaws of Registrant	8-K	001-38240	3.1	11/20/24

3.3	Certificate of Retirement	8-K	001-38240	3.1	6/16/20

4.1	Form of Class A common stock certificate of Registrant	S-1/A	333-220557	4.1	10/6/17

4.2	Indenture, dated as of January 14, 2020, by and between MongoDB, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	1/14/20

4.3	Form of Global Note, representing MongoDB, Inc.’s 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38240	4.2	1/14/20

4.4	Description of Registered Securities	10-K	001-38240	4.4	3/15/24

10.1#	2008 Stock Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder, as amended to date	S-1	333-220557	10.1	9/21/17

10.2#	Amended and Restated 2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Award Agreement thereunder	S-1/A	333-220557	10.2	10/6/17

10.3#	Amended and Restated Form of Restricted Stock Unit Award Agreement, effective as of March 1, 2022	10-K	001-38240	10.3	3/18/22

10.4#	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2016 Equity Incentive Plan	10-K	001-38240	10.3	3/30/18

10.5#	2016 China Stock Appreciation Rights Plan and Form of China Stock Appreciation Rights Award Agreement	S-1/A	333-220557	10.3	10/6/17

10.6#	2017 Employee Stock Purchase Plan	10-Q	001-38240	10.1	9/2/22

10.7#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-220557	10.5	9/21/17

10.8#	Second Amended and Restated Offer Letter, dated December 20, 2021, by and between the Registrant and Dev Ittycheria	10-K	001-38240	10.8	3/18/22

10.9#	Second Amended and Restated Offer Letter, dated December 21, 2021, by and between the Registrant and Michael Gordon	10-K	001-38240	10.9	3/18/22

10.10#	Amended and Restated Employment Agreement, dated January 10, 2022, by and between MongoDB Switzerland GmbH and Cedric Pech	10-K	001-38240	10.1	3/18/22

10.11#	Amended and Restated Offer Letter, dated December 21, 2021, by and between the Registrant and Mark Porter	10-K	001-38240	10.11	3/18/22

10.12#	Addendum to Employment Agreement, dated February 22, 2023, by and between the Registrant and Mark Porter	10-Q	001-38240	10.1	6/2/23

10.13#	Separation Agreement, dated June 27, 2023, by and between the Registrant and Mark Porter	10-Q	001-38240	10.1	9/1/23

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.14	Lease, between PGREF I 1633 Broadway Tower, L.P. and MongoDB, Inc., dated December 14, 2017	10-K	001-38240	10.12	3/30/18

10.15	Purchase Agreement, dated June 25, 2018, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-38240	99.1	6/28/18

10.16	Form of Confirmation for 2018 Capped Call Transactions	8-K	001-38240	99.2	6/28/18

10.17	Purchase Agreement, dated January 9, 2020, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Barclays Capital, Inc. and Citigroup Global Markets, Inc.	8-K	001-38240	99.1	1/14/20

10.18	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-38240	99.2	1/14/20

10.19#	Form of Performance-Based Restricted Stock Unit Award Agreement	10-K	001-38240	4.4	3/15/24

10.20#	Advisory Services to MongoDB, Inc., dated January 31, 2025, by and between MongoDB, Inc. and Michael Gordon					x

19.1	Insider Trading Policy					x

21.1	Subsidiaries of the Registrant	10-K	001-38240	4.4	3/15/24

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

97	Financial Restatement Compensation Recoupment Policy	10-K	001-38240	97	3/15/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: March 20, 2025	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dev Ittycheria	President, Chief Executive Officer and Director	March 20, 2025
Dev Ittycheria	(Principal Executive Officer)

/s/ Srdjan Tanjga	Interim Chief Financial Officer	March 20, 2025
Srdjan Tanjga	(Principal Financial Officer)

/s/ Thomas Bull	Chief Accounting Officer	March 20, 2025
Thomas Bull	(Principal Accounting Officer)

/s/ Tom Killalea	Director	March 20, 2025
Tom Killalea

/s/ Archana Agrawal	Director	March 20, 2025
Archana Agrawal

/s/ Roelof Botha	Director	March 20, 2025
Roelof Botha

/s/ Hope Cochran	Director	March 20, 2025
Hope Cochran

/s/ Francisco D’Souza	Director	March 20, 2025
Francisco D’Souza

/s/ Charles M. Hazard, Jr.	Director	March 20, 2025
Charles M. Hazard, Jr.

/s/ Ann Lewnes	Director	March 20, 2025
Ann Lewnes

/s/ Dwight Merriman	Director	March 20, 2025
Dwight Merriman