Form 10-Q
period 2025-04-30
MongoDB, Inc.
filed 2025-06-04
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of June 2, 2025, there were 81,714,313 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	April 30, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$657,809	$490,133
Short-term investments	1,796,129	1,846,444
Accounts receivable, net of allowance for doubtful accounts of $9,893 and $8,888 as of April 30, 2025 and January 31, 2025, respectively	313,215	393,099
Deferred commissions	116,291	112,632
Prepaid expenses and other current assets	89,086	81,214
Total current assets	2,972,530	2,923,522
Property and equipment, net	43,718	46,377
Operating lease right-of-use assets	33,702	34,607
Goodwill	189,641	69,679
Intangible assets, net	45,919	24,597
Deferred tax assets	22,410	20,810
Other assets	316,500	310,701
Total assets	$3,624,420	$3,430,293
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,562	$10,467
Accrued compensation and benefits	102,725	120,354
Operating lease liabilities	8,914	9,126
Other accrued liabilities	89,062	87,659
Deferred revenue	295,735	334,381
Total current liabilities	504,998	561,987
Deferred tax liability	577	262
Operating lease liabilities	28,086	27,374
Deferred revenue	24,327	25,404
Other liabilities	33,482	33,042
Total liabilities	591,470	648,069
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 81,813,448 shares issued and 81,715,778 shares outstanding as of April 30, 2025; 80,558,847 shares issued and 80,467,811 shares outstanding as of January 31, 2025	80	78
Additional paid-in capital	4,899,504	4,625,093
Treasury stock, 99,371 shares (repurchased at an average of $13.27 per share) as of April 30, 2025 and January 31, 2025	(1,319)	(1,319)
Accumulated other comprehensive income (loss)	13,015	(924)
Accumulated deficit	(1,878,330)	(1,840,704)
Total stockholders’ equity	3,032,950	2,782,224
Total liabilities and stockholders’ equity	$3,624,420	$3,430,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue:
Subscription	$531,455	$436,896
Services	17,559	13,665
Total revenue	549,014	450,561
Cost of revenue:
Subscription	129,585	100,762
Services	28,456	21,935
Total cost of revenue	158,041	122,697
Gross profit	390,973	327,864
Operating expenses:
Sales and marketing	220,923	219,444
Research and development	168,829	146,060
General and administrative	54,775	60,546
Total operating expenses	444,527	426,050
Loss from operations	(53,554)	(98,186)
Other income (expense):
Interest income	23,458	23,111
Interest expense	(1,066)	(1,897)
Other expense, net	(2,162)	(1,040)
Loss before provision for income taxes	(33,324)	(78,012)
Provision for income taxes	4,302	2,581
Net loss	$(37,626)	$(80,593)
Net loss per share, basic and diluted	$(0.46)	$(1.10)
Weighted-average shares used to compute net loss per share, basic and diluted	81,060,822	72,990,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Net loss	$(37,626)	$(80,593)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	6,858	(9,541)
Foreign currency translation adjustment	7,081	(1,007)
Other comprehensive income (loss)	13,939	(10,548)
Total comprehensive loss	$(23,687)	$(91,141)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2025	80,467,811	$78	$4,625,093	$(1,319)	$(924)	$(1,840,704)	$2,782,224
Stock option exercises	77,519	—	579	—	—	—	579
Vesting of restricted stock units	381,937	1	—	—	—	—	1
Vesting of performance stock units	91,319	—	—	—	—	—	—
Issuance of common stock in connection with a business combination subject to future vesting	213,023	—	—	—	—	—	—
Issuance of common stock in connection with a business combination	484,169	1	141,401	—	—	—	141,402
Stock-based compensation	—	—	132,431	—	—	—	132,431
Unrealized gain on available-for-sale securities	—	—	—	—	6,858	—	6,858
Foreign currency translation adjustment	—	—	—	—	7,081	—	7,081
Net loss	—	—	—	—	—	(37,626)	(37,626)
Balances as of April 30, 2025	81,715,778	$80	$4,899,504	$(1,319)	$13,015	$(1,878,330)	$3,032,950

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	72,741,321	$73	$2,777,322	$(1,319)	$4,545	$(1,711,632)	$1,068,989
Stock option exercises	132,617	—	953	—	—	—	953
Vesting of restricted stock units	399,213	—	—	—	—	—	—
Vesting of performance stock units	77,444	—	—	—	—	—	—
Stock-based compensation	—	—	120,763	—	—	—	120,763
Unrealized loss on available-for-sale securities	—	—	—	—	(9,541)	—	(9,541)
Foreign currency translation adjustment	—	—	—	—	(1,007)	—	(1,007)
Reclassification of derivative related to the Capped Call associated with the 2024 Notes	—	—	169,692	—	—	—	169,692
Net loss	—	—	—	—	—	(80,593)	(80,593)
Balances as of April 30, 2024	73,350,595	$73	$3,068,730	$(1,319)	$(6,003)	$(1,792,225)	$1,269,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities
Net loss	$(37,626)	$(80,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,309	4,826
Stock-based compensation	132,431	120,763
Amortization of debt discount and issuance costs	—	852
Amortization of finance right-of-use assets	993	993
Amortization of operating right-of-use assets	2,758	2,479
Deferred income taxes	25	7
Amortization of premium and accretion of discount on short-term investments, net	(3,800)	(7,781)
Realized and unrealized loss (gain) on financial instruments, net	272	(479)
Unrealized foreign exchange loss	1,970	115
Change in operating assets and liabilities:
Accounts receivable, net	79,895	59,326
Prepaid expenses and other current assets	(4,973)	1,233
Deferred commissions	7,772	(4,820)
Other long-term assets	(12,593)	166
Accounts payable	(2,478)	(547)
Accrued liabilities	(19,353)	6,526
Operating lease liabilities	(2,688)	(2,185)
Deferred revenue	(39,624)	(37,431)
Other liabilities, non-current	1,639	163
Net cash provided by operating activities	109,929	63,613
Cash flows from investing activities
Purchases of property, equipment and other assets	(1,611)	(539)
Business combination, net of cash acquired	(2,032)	—
Investments in non-marketable securities	(4,822)	—
Proceeds from maturities of marketable securities	198,660	125,000
Purchases of marketable securities	(138,624)	(172,604)
Net cash provided by (used in) investing activities	51,571	(48,143)
Cash flows from financing activities
Proceeds from exercise of stock options	579	953
Principal payments of finance leases	(2,394)	(2,093)
Net cash used in financing activities	(1,815)	(1,140)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,000	(1,583)
Net increase in cash, cash equivalents and restricted cash	167,685	12,747
Cash, cash equivalents and restricted cash, beginning of period	492,753	803,643
Cash, cash equivalents and restricted cash, end of period	$660,438	$816,390
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$3,899	$2,973
Interest expense	510	599
Noncash investing and financing activities:
Issuance of common stock in connection with a business combination	141,402	—
Purchases of property and equipment included in accounts payable and accrued liabilities	274	918
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$657,809	$815,704
Restricted cash, non-current	2,629	686
Total cash, cash equivalents and restricted cash	$660,438	$816,390
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These interim unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and in the opinion of management, reflect all adjustments, including normal recurring adjustments, which are considered necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. All intercompany transactions and accounts have been eliminated. The results of operations for the interim periods should not be considered indicative of results for the full year or for any other future year or interim period.
The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Therefore, these interim unaudited condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “2025 Form 10-K”).
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Significant Accounting Policies
With the exception of Business Combinations, as described below, there have been no other changes to the Company’s significant accounting policies as described in the Company’s 2025 Form 10-K.
Business Combinations
The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Estimates used in valuing certain intangible assets include, but are not limited to, time and resources required to recreate the assets acquired. These estimates are based on information obtained from the management of the acquired companies, the Company’s assessment of the information, and historical experience. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the preliminary fair value of the assets acquired and liabilities assumed. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive income (loss). Acquisition costs are expensed as incurred.

Recently Issued Accounting Pronouncements
Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose additional information about income taxes, primarily their rate reconciliation information and income taxes paid. The new guidance requires companies to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally companies will be required to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for the Company for the fiscal year ending January 31, 2026, and may be applied on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

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

3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of April 30, 2025 and January 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of April 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$228,559	$—	$—	$228,559
Short-term investments:
U.S. government treasury securities	1,796,129	—	—	1,796,129
Total financial assets	$2,024,688	$—	$—	$2,024,688

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurement as of January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$152,588	$—	$—	$152,588
Short-term investments:
U.S. government treasury securities	1,846,444	—	—	1,846,444
Total financial assets	$1,999,032	$—	$—	$1,999,032
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of April 30, 2025 and January 31, 2025 (in thousands):

	April 30, 2025			January 31, 2025
	Amortized Cost	Net Unrealized Gains	Fair Value	Amortized Cost	Net Unrealized Gains	Fair Value
Due within one year	$1,028,664	$1,602	$1,030,266	$968,748	$944	$969,692
Due after one year and within three years	759,066	6,797	765,863	876,154	598	876,752
Total short-term investments	$1,787,730	$8,399	$1,796,129	$1,844,902	$1,542	$1,846,444
As of April 30, 2025 and January 31, 2025, net unrealized gains on the Company’s U.S. government treasury securities were approximately $8.4 million and $1.5 million, respectively. These net unrealized gains were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Since the fluctuation in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of April 30, 2025. Gross realized gains and losses were not material for each of the three months ended April 30, 2025 and 2024. There were no material short-term investments in a continuous loss position for greater than twelve months.
Non-marketable Securities
As of April 30, 2025 and January 31, 2025, the total amount of non-marketable equity securities included in other assets on the Company’s condensed consolidated balance sheets were $28.7 million and $24.2 million, respectively. The Company made an additional investment of $5.0 million of its cash in non-marketable equity securities during the three months ended April 30, 2025. The Company did not make additional investments during the three months ended April 30, 2024. The Company recognized an immaterial net unrealized loss on certain of these non-marketable securities during both of the three months ended April 30, 2025 and 2024.

4. Business Combinations
Voyage AI Innovations, Inc.
On February 17, 2025 (the “Acquisition Date”), the Company acquired all outstanding shares of Voyage AI Innovations, Inc. (“Voyage AI”), an AI-powered software company that specializes in embedding and reranking models. The Company acquired Voyage AI for its developed technology and talent.
The Company accounted for the transaction as a business acquisition under the acquisition method of accounting.
The acquisition date fair value of the preliminary purchase consideration was $160.9 million, which comprised the following (in thousands):

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated Fair Value
Cash	$19,464
Common stock(1)	141,402
Total	$160,866
(1) Approximately 484,169 shares of the Company’s common stock were included in the purchase consideration and the fair values of these shares were determined based on the opening market price of $292.05 per share on February 18, 2025. Because the acquisition closed on a market holiday, the Company elected to use the opening market price on the first trading day subsequent to the acquisition date.
In connection with this business combination, the Company also issued to certain of Voyage AI’s employees a total of 213,023 shares of restricted stock awards and 35,152 shares of restricted stock units in exchange for a portion of their Voyage AI stock. These shares are subject to vesting agreements contingent upon each of these employees’ continued employment with the Company or its affiliates, pursuant to which the shares will vest over the weighted-average requisite service period of 2.7 years. The $62.2 million fair value of these restricted stock awards and $10.3 million fair value of these restricted stock units are accounted for as post-combination stock-based compensation expense over the weighted-average requisite service period.
The following table summarizes the preliminary allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Cash and cash equivalents	$17,365
Prepaid expenses and other current assets	1,435
Goodwill	119,962
Developed technology intangible asset	24,000	2.0
Accounts payable and accrued expenses	(954)
Deferred tax liabilities, net(1)	(942)
Total purchase price	$160,866
(1) Deferred tax liabilities, net primarily relate to the intangible asset acquired and the amount presented is net of deferred tax assets.
The fair value of the developed technology was estimated using the reproduction cost method (Level 3), which utilized assumptions for the cost to replace, such as the workforce, timing and resources required, as well as a theoretical profit margin and opportunity cost. The Company determined the economic useful life to be two years based on the expected time period that the asset would contribute to the Company’s future cash flows without significant upgrades. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q. The Company continues to collect information with regards to the estimates and assumptions, including identification of potential liabilities, contingencies, and the allocation of the purchase price. Adjustments to the fair value of the net assets acquired, liabilities assumed and goodwill will be recorded within the measurement period, if necessary.
Goodwill related to the acquisition, which represents the difference between the purchase price and fair values of identifiable net assets, is not tax deductible for U.S. income tax purposes. The Company believes the goodwill balance associated with this business combination is attributable to the assembled workforce as well as synergies expected from expanded market opportunities when integrating the acquired developed technology with the Company’s offerings.
The Company incurred acquisition-related costs for the Voyage AI acquisition of $1.5 million during the three months ended April 30, 2025. These acquisition-related costs were included in general and administrative expenses in the Company’s interim condensed consolidated statements of operations.
From the date of acquisition through April 30, 2025, revenue attributable to Voyage AI, included in the Company’s interim condensed consolidated statements of operations for the three months ended April 30, 2025, was not material.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Grainite, Inc.
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

5. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	April 30, 2025	January 31, 2025
Balance, beginning of year	$69,679	$69,679
Increase in goodwill related to business combinations	119,962	—
Balance, end of period	$189,641	$69,679
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	April 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$65,200	$(42,944)	$22,256
Customer relationships	15,200	(15,200)	—
IP addresses	24,445	(782)	23,663
Total	$104,845	$(58,926)	$45,919

	January 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$41,200	$(40,407)	$793
Customer relationships	15,200	(15,200)	—
IP addresses	23,986	(182)	23,804
Total	$80,386	$(55,789)	$24,597
Intangible assets are primarily acquired through business combinations. See Note 4, Business Combinations, for further details. During the year ended January 31, 2025, the Company purchased $24.0 million of intangible assets for IP addresses and the costs are amortized on a straight-line basis over an estimated useful life of ten years.
Intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $3.1 million and $2.7 million for the three months ended April 30, 2025 and 2024, respectively. Amortization expense for developed technology is included as cost of subscription revenue and research and development expense in the Company’s interim

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
condensed consolidated statements of operations. Amortization expense for customer relationships is included as sales and marketing expense in the Company’s interim condensed consolidated statements of operations. Amortization expense for IP addresses is included as cost of subscription revenue in the Company’s interim condensed consolidated statements of operations.
As of April 30, 2025, future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal Period:
Remainder of 2026	$11,417
2027	14,558
2028	3,003
2029	2,444
2030	2,444
Thereafter	12,053
Total	$45,919

6.Convertible Senior Notes
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
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2025 Form 10-K for further information on the 2026 Notes.

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
In April 2024, the Company elected cash settlement for the Capped Calls associated with the 2024 Notes. Upon the cash settlement election, the instrument, initially indexed to the Company’s own stock, no longer met the criteria for equity classification and was reclassified from stockholder’s equity to assets on the Company’s condensed consolidated balance sheet. The reclassification resulted in the recognition of a derivative asset, with an estimated fair value at cash settlement election date of $169.7 million, with a corresponding increase in additional paid in capital. In June 2024, the derivative asset was settled and the Company received $170.6 million in cash and recognized a realized gain of $0.9 million three and six months ended July 31, 2024, which was recorded in other income (expense), net, on the Company’s interim condensed consolidated statements of operations.
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of these Capped Calls through April 30, 2025.
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2025 Form 10-K for further information on the Capped Calls.

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
Lease Costs
The components of the Company’s lease costs included in its interim condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Finance lease cost:
Amortization of finance lease right-of-use assets	$993	$993
Interest on finance lease liabilities	510	599
Operating lease cost	3,246	3,023
Short-term lease cost	1,088	1,516
Variable lease cost	908	1,072
Total lease cost	$6,745	$7,203

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	April 30, 2025	January 31, 2025
Finance Lease:
Property and equipment, net	$18,547	$19,540
Other accrued liabilities, current	6,184	6,814
Other liabilities, non-current	28,933	30,697
Operating Leases:
Operating lease right-of-use assets	$33,702	$34,607
Operating lease liabilities, current	8,914	9,126
Operating lease liabilities, non-current	28,086	27,374
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of April 30, 2025 were as follows (in thousands):

Fiscal Period:	Finance Lease	Operating Leases
Remainder of 2026	$5,807	$9,323
2027	8,711	9,885
2028	8,711	7,674
2029	8,711	6,619
2030	7,985	4,054
Thereafter	—	5,205
Total minimum payments	39,925	42,760
Less imputed interest	(4,808)	(5,760)
Present value of future minimum lease payments	35,117	37,000
Less current obligations under leases	(6,184)	(8,914)
Non-current lease obligations	$28,933	$28,086

8. Commitments and Contingencies
Non-cancelable Material Commitments
During the three months ended April 30, 2025, other than certain non-cancelable operating leases described in Note 7, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2025 Form 10-K.
Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, CEO Dev Ittycheria, and former COO and CFO Michael Gordon. On January 27, 2025, the lead plaintiff in the lawsuit (the “Securities Action”) filed an Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York, Case. No. 1:24-cv-07594, against the Company, as a nominal defendant, and CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Roy v Ittycheria et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. Another similar case was subsequently filed in the same district and has been consolidated with the Roy action with the caption In re MongoDB, Inc. Shareholder Litigation (the “Derivative Litigation”). The Derivative Litigation is at an early stage and has been stayed pending the outcome of the Court’s decision on the defendants’ motion to dismiss the Securities Action.
Although claims and litigation are inherently unpredictable, as of April 30, 2025, other than as disclosed above, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended April 30,
	2025	2024
Primary geographical markets:
Americas	$332,867	$272,093
EMEA	150,766	123,296
Asia Pacific	65,381	55,172
Total	$549,014	$450,561

Subscription product categories and services:
MongoDB Atlas-related	$395,893	$313,855
Other subscription	135,562	123,041
Services	17,559	13,665
Total	$549,014	$450,561
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of April 30, 2025 and January 31, 2025 was $320.1 million and $359.8 million, respectively. Approximately 24% and 33% of the total revenue recognized for the three months ended April 30, 2025 and 2024, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of April 30, 2025, the aggregate transaction price allocated to remaining performance obligations was $774.3 million. Approximately 58% is expected to be recognized as revenue over the next 12 months 38% in 13 to 36 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of April 30, 2025 and January 31, 2025, unbilled receivables were $30.6 million and $22.5 million, respectively.
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2025	$8,888
Provision	3,289
Recoveries/write-offs	(2,284)
Balance as of April 30, 2025	$9,893

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $355.6 million and $363.4 million as of April 30, 2025 and January 31, 2025, respectively, of which $239.3 million and $250.7 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of April 30, 2025 and January 31, 2025, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim condensed consolidated statements of operations, was $31.2 million and $26.4 million for the three months ended April 30, 2025, and 2024, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

10. Equity
Equity Incentive Plan
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) and the 2016 Equity Incentive Plan (as amended the “2016 Plan”), primarily for the purpose of granting stock-based awards to eligible employees, directors and consultants, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and other stock-based awards. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan.
Stock Options
The following table summarizes stock option activity for the three months ended April 30, 2025 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2025	567,425	$8.41	1.5	$150,319
Stock options exercised	(77,519)	7.47
Stock options forfeited and expired	—	—
Balance - April 30, 2025	489,906	$8.56	1.3	$80,519
Vested and exercisable - January 31, 2025	567,425	$8.41	1.5	$150,319
Vested and exercisable - April 30, 2025	489,906	$8.56	1.3	$80,519
Restricted Stock Units
The following table summarizes RSU activity for the three months ended April 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2025	3,533,507	$291.43
RSUs granted	2,129,111	193.53
RSUs vested	(381,937)	307.05
RSUs forfeited and canceled	(184,995)	281.09
Unvested - April 30, 2025	5,095,686	$249.73

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Awards
The Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests. Refer to Note 4, Business Combinations, for further details on the issuance of restricted stock awards in connection with the acquisition of Voyage AI.
The following table summarizes RSA activity for the three months ended April 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value per RSA
Unvested - January 31, 2025	—	$—
RSAs granted	213,023	292.05
RSAs vested	(17,993)	292.05
RSAs forfeited and canceled	—	—
Unvested - April 30, 2025	195,030	$292.05
Executive Performance Share Awards
The following table summarizes PSU activity for the three months ended April 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value per PSU
Unvested - January 31, 2025	146,284	$287.57
PSUs granted	115,708	192.99
PSUs vested	(91,319)	266.18
Adjustment for performance achievement	17,955	216.79
PSUs forfeited and canceled	(4,287)	352.71
Unvested - April 30, 2025	184,341	$230.39
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The Company’s current offering period began on December 16, 2024 and is expected to end June 16, 2025.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s interim condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Cost of revenue—subscription	$8,395	$6,163
Cost of revenue—services	3,894	3,255
Sales and marketing	39,102	39,613
Research and development	66,405	55,173
General and administrative	14,635	16,559
Total stock-based compensation expense	$132,431	$120,763
Share Repurchase Program
In February 2025, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date. There were no repurchases of shares of our common stock during the three months ended April 30, 2025. On June 3, 2025, the Company’s Board of Directors authorized an additional $800.0 million in repurchases under the Share Repurchase Program, bringing the aggregate authorized repurchase amount to $1.0 billion.

11. Net Loss Per Share
The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding for the period, including stock options, restricted stock units and restricted stock awards. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive due to the net loss reported for each period presented.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2025	2024
Numerator:
Net loss	$(37,626)	$(80,593)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	81,060,822	72,990,141

Net loss per share, basic and diluted	$(0.46)	$(1.10)
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following shares of common stock were excluded from the computation of diluted net loss per share attributable to the Company for the periods presented because including them would have been anti-dilutive as the Company has reported net loss for each of the periods presented:

	Three Months Ended April 30,
	2025	2024
Stock options pursuant to the 2016 Equity Incentive Plan	250,589	350,634
Stock options pursuant to the 2008 Stock Incentive Plan	239,317	395,055
Unvested restricted stock units	5,095,686	3,833,040
Unvested restricted stock awards	195,030	—
Unvested executive PSUs	184,341	201,457
Shares underlying the conversion option of the 2026 Notes	—	5,445,002
Total	5,964,963	10,225,188

12. Income Taxes
The Company recorded a provision for income taxes of $4.3 million and $2.6 million for the three months ended April 30, 2025 and 2024, respectively. The provisions recorded during the three months ended April 30, 2025 and 2024 were driven by the change in global income by jurisdiction and the associated foreign taxes. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has maintained a valuation allowance on U.S. and Ireland net deferred tax assets, as it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of January 31, 2025, the Company’s net unrecognized tax benefits totaled $104.5 million, $1.3 million of which would have an impact on the Company’s effective tax rate if recognized.
The Company continues to monitor and interpret the impact of proposed and enacted global tax legislation. To date, globally enacted tax legislation has not materially impacted income tax expense of the financial statements due to the presence of net operating losses and full valuation allowances within the Company’s two most significant tax jurisdictions, the United States and Ireland.

13. Segment and Geographic Information
Segment Information
The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net loss to make operating decisions, allocate resources and assess performance. The CODM uses consolidated net loss to evaluate cost optimization and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income, interest expense, other income (expense), net and the provision for income taxes, which are reflected in the interim condensed consolidated statements of operations.
Geographic Information
Customers located in the United States accounted for 54% of total revenue for both the three months ended April 30, 2025 and 2024. No other country accounted for 10% or more of revenue for the periods presented.
Long-lived assets located in the United States accounted for 87% and 86% of total long-lived assets for the three months ended April 30, 2025 and 2024, respectively. Long-lived assets located in Ireland accounted for 11% of total long-

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
lived assets for the three months ended April 30, 2024. No other countries accounted for 10% or more of long-lived assets for the three months ended April 30, 2025 and 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “2025 Form 10-K”). All information presented herein is based on our fiscal calendar year, which ends January 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years.
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
Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series, data lifecycle, application-driven analytics and stream processing that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 5,686 as of April 30, 2025, from 5,213 as of April 30, 2024.
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue for both of the three months ended April 30, 2025 and 2024.

MONGODB, INC.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, Vector Search, time series, data lifecycle, application-driven analytics and stream processing. During the three months ended April 30, 2025, MongoDB Atlas revenue represented 72%, as compared to 70% of our total revenue during the three months ended April 30, 2024, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in MongoDB Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 22% and 25% of our subscription revenue for the three months ended April 30, 2025 and 2024, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
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
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for both of the three months ended April 30, 2025 and 2024. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide data software market, which it refers to as the Data Management Software market, was $106 billion in 2024 growing to approximately $191 billion in 2029. This represents a 13% compound annual growth rate.
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
Adverse macroeconomic conditions include slower or negative economic growth, higher inflation and higher interest rates. During the three months ended April 30, 2025, the macroeconomic environment negatively impacted our business. For instance, we experienced slower than historical growth rates for our existing MongoDB Atlas applications. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.
We continue to monitor the developments of the macroeconomic environment and the geopolitical landscape. As these factors develop and we evaluate their impact on our business, we may adjust our business practices accordingly. For further

MONGODB, INC.
discussion of the potential impacts of these factors on our business, operating results, and financial condition, see the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q. Other factors affecting our performance are discussed below.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of April 30, 2025, we had over 57,100 customers across a wide range of industries and in over 100 countries, compared to over 49,200 customers as of April 30, 2024. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of April 30, 2025, we had over 7,500 customers that were sold through our direct sales force and channel partners, as compared to over 7,100 such customers as of April 30, 2024. These customers, which we refer to as our Direct Sales Customers, accounted for 87% of our subscription revenue for the three months ended April 30, 2025 and 2024, respectively. We plan to continue to invest in acquiring new customers and additional workloads from existing customers across all of our channels. We had over 55,800 MongoDB Atlas customers as of April 30, 2025 compared to over 47,700 as of April 30, 2024. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is demonstrated by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the three months ended April 30, 2025, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 2,506 and 2,137 as of April 30, 2025 and 2024, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. For Direct Sales Customers included in the base period, measurement period or both such periods that were self-serve customers in any such period, we also include annualized MRR from those customers in the calculation of the net ARR expansion rate. As of April 30, 2025, our net ARR expansion rate was approximately 119%. Our net ARR expansion rate may fluctuate in future periods due to a variety of factors, including the volume and type of workloads that we onboard, growth rate of historical workloads on our platform and changes in the macroeconomic environment.

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
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses and benefits, and stock‑based compensation for administrative functions including finance, legal, human resources and external legal and accounting fees, as well as allocated overhead. We expect general and administrative expense to increase in absolute dollars over time as we continue to invest in the growth of our business.
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
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on U.S. and Ireland net deferred tax assets, as it is more likely than not that some or all of the deferred tax assets will not be realized.

MONGODB, INC.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended April 30,
	2025	2024
Consolidated Statements of Operations Data:
Revenue:
Subscription	$531,455	$436,896
Services	17,559	13,665
Total revenue	549,014	450,561
Cost of revenue:
Subscription(1)	129,585	100,762
Services(1)	28,456	21,935
Total cost of revenue	158,041	122,697
Gross profit	390,973	327,864
Operating expenses:
Sales and marketing(1)	220,923	219,444
Research and development(1)	168,829	146,060
General and administrative(1)	54,775	60,546
Total operating expenses	444,527	426,050
Loss from operations	(53,554)	(98,186)
Other income, net	20,230	20,174
Loss before provision for income taxes	(33,324)	(78,012)
Provision for income taxes	4,302	2,581
Net loss	$(37,626)	$(80,593)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended April 30,
	2025	2024
Cost of revenue—subscription	$8,395	$6,163
Cost of revenue—services	3,894	3,255
Sales and marketing	39,102	39,613
Research and development	66,405	55,173
General and administrative	14,635	16,559
Total stock‑based compensation expense	$132,431	$120,763

MONGODB, INC.

	Three Months Ended April 30,
	2025	2024
Percentage of Revenue Data:
Revenue:
Subscription	97%	97%
Services	3%	3%
Total revenue	100%	100%
Cost of revenue:
Subscription	24%	22%
Services	5%	5%
Total cost of revenue	29%	27%
Gross profit	71%	73%
Operating expenses:
Sales and marketing	40%	49%
Research and development	31%	32%
General and administrative	10%	14%
Total operating expenses	81%	95%
Loss from operations	(10)%	(22)%
Other income, net	4%	5%
Loss before provision for income taxes	(6)%	(17)%
Provision for income taxes	1%	1%
Net loss	(7)%	(18)%

Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Subscription	$531,455	$436,896	$94,559	22%
Services	17,559	13,665	3,894	28%
Total revenue	$549,014	$450,561	$98,453	22%
Headcount (at period end)
Subscription	483	410
Services	370	277
Total headcount	853	687
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $94.6 million primarily due to an increase of $79.2 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period.

MONGODB, INC.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Subscription cost of revenue	$129,585	$100,762	$28,823	29%
Services cost of revenue	28,456	21,935	6,521	30%
Total cost of revenue	158,041	122,697	35,344	29%
Gross profit	$390,973	$327,864	$63,109	19%
Gross margin	71%	73%
Subscription	76%	77%
Services	(62)%	(61)%
The increase in subscription cost of revenue was primarily due to a $20.2 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, and an increase of $5.1 million personnel costs and stock-based compensation. The increase in third‑party cloud infrastructure costs was partially offset by continued cost efficiencies realized as we scale MongoDB Atlas. The increase in services cost of revenue was primarily due to a $3.7 million increase in personnel costs and stock-based compensation and a $2.2 million increase in third-party consultant costs related to the delivery of consulting and training services.
Our overall gross margin declined to 71%. Our subscription gross margin declined to 76% due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. Services gross margin declined due to the impact of higher third-party consultant and training costs, services personnel costs and stock-based compensation related to growth in headcount.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Sales and marketing	$220,923	$219,444	$1,479	1%
Headcount (at period end)	2,602	2,470
The increase in sales and marketing expense was primarily driven by an increase in personnel costs and commissions expense partially offset by a decrease in costs associated with certain in-person events.
Research and Development

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Research and development	$168,829	$146,060	$22,769	16%
Headcount (at period end)	1,354	1,250
The increase in research and development expense was primarily driven by a $20.0 million increase in personnel costs and stock-based compensation.

MONGODB, INC.
General and Administrative

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
General and administrative	$54,775	$60,546	$(5,771)	(10)%
Headcount (at period end)	877	806
The decrease in general and administrative expense was primarily driven by a $7.1 million release of reserves for value-added tax expense related to our operations in certain non-US jurisdictions, which was partially offset by an increase of $0.9 million in personnel costs and stock-based compensation.
Other Income, Net

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Other income, net	$20,230	$20,174	$56	—%
Other income, net, remained flat for the three months ended April 30, 2025.
Provision for Income Taxes

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Provision for income taxes	$4,302	$2,581	$1,721	67%
The increase in the provision for income taxes during the three months ended April 30, 2025 and 2024, was primarily due to an increase in foreign taxes.
Liquidity and Capital Resources
As of April 30, 2025, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.5 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
In October 2024, the optional redemption feature of the 2026 Notes was satisfied as the last reported sale price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. On October 16, 2024, we issued a notice of redemption (the “Redemption Notice”) for all aggregate principal amount outstanding of our 2026 Notes. Approximately $1.1 billion aggregate principal amount of the 2026 Notes was converted to 5,662,979 of the Company’s common stock with $0.4 million settled in cash. Refer to Note 6, Convertible Senior Notes, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
We have generated significant operating losses as reflected in our accumulated deficit of $1.9 billion as of April 30, 2025. While we generated positive cash flows from operations in recent years, we have generated negative cash flows from operations in the past as reflected in our historical consolidated statements of cash flows. We expect to continue to incur operating losses, may experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt

MONGODB, INC.
financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Three Months Ended April 30,
	2025	2024
Net cash provided by operating activities	$109,929	$63,613
Net cash provided by (used in) investing activities	51,571	(48,143)
Net cash used in financing activities	(1,815)	(1,140)
Operating Activities
Cash provided by operating activities during the three months ended April 30, 2025 was $109.9 million, driven primarily by an increase in our cash collections reflecting the overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $79.9 million. In addition, our net loss of $37.6 million, includes non‑cash charges of $132.4 million for stock‑based compensation, $5.3 million for depreciation and amortization and other net non-cash charges of $1.5 million. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue by $39.6 million, a decrease in accrued liabilities by $19.4 million and an increase in other long-term assets of $12.6 million.
Cash provided by operating activities during the three months ended April 30, 2024 was $63.6 million, driven primarily by an increase in our cash collections reflecting overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $59.3 million. In addition, our net loss of $80.6 million, includes non‑cash charges of $120.8 million for stock‑based compensation and $4.8 million for depreciation and amortization. Our accrued liabilities increased by $6.5 million reflecting our increase in expenses and timing of payments and other net non-cash charges increased cash from operating activities by $2.8 million. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $37.4 million, amortization of premium and accretion of discount on short-term investments, net of $7.8 million and an increase in deferred commissions of $4.8 million.
Investing Activities
Cash provided by investing activities during the three months ended April 30, 2025 was $51.6 million, due to proceeds from maturities of marketable securities, net of purchases, of $60.0 million, partially offset by, cash used for investments in non-marketable securities of $4.8 million, payments related to a business combination, net of cash acquired of $2.0 million and purchases of property and equipment of $1.6 million.
Cash used in investing activities during the three months ended April 30, 2024 was $48.1 million, due to purchases of marketable securities, net of maturities, of $47.6 million and cash used for purchases of property and equipment of $0.5 million.
Financing Activities
Cash used in financing activities during the three months ended April 30, 2025 was $1.8 million, due to principal payments of finance leases of $2.4 million, partially offset by proceeds from the exercises of stock options of $0.6 million.
Cash used in financing activities during the three months ended April 30, 2024 was $1.1 million, due to principal repayments of finance leases, partly offset by proceeds from exercises of stock options.

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

MONGODB, INC.
Contractual Obligations and Commitments
During the three months ended April 30, 2025, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2025 Form 10-K. Refer to Note 7, Leases and Note 8, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
With the exception of Business Combinations, as described below, there have been no other changes in our critical accounting estimates from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Form 10-K.
Business Combinations
The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. When the Company acquires a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Estimates used in valuing certain intangible assets include, but are not limited to, time and resources required to recreate the assets acquired. These estimates are based on information obtained from the management of the acquired companies, the Company’s assessment of the information, and historical experience. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the preliminary fair value of the assets acquired and liabilities assumed. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive income (loss). Acquisition costs are expensed as incurred.

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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of April 30, 2025, we had cash, cash equivalents, restricted cash and short-term investments of $2.5 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of April 30, 2025.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three months ended April 30, 2025 and 2024. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of April 30, 2025 and January 31, 2025, the total amount of non-marketable securities included in other assets on our balance sheets was $28.7 million and $24.2 million, respectively.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2025. Based on the evaluation of our disclosure controls and procedures as of April 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

MONGODB, INC.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information required to be set forth under this Item 1 is incorporated by reference to Note 8, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.
On July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, CEO Dev Ittycheria, and former COO and CFO Michael Gordon. On January 27, 2025, the lead plaintiff in the lawsuit (the “Securities Action”) filed an Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York , Case. No. 1:24-cv-07594, against the Company, as nominal defendant, and CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Roy v. Ittycheria et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. Another similar case was subsequently filed in the same district and has been consolidated with the Roy action with the caption In re MongoDB, Inc. Shareholder Litigation (the “Derivative Litigation”). The Derivative Litigation is at an early stage and has been stayed, pending the outcome of the Court's decision on the defendants' motion to dismiss the Securities Action.
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
•We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales and technology professionals; if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.
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

MONGODB, INC.
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
We derive and expect to continue to derive more than the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the three months ended April 30, 2025. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customers’ usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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

MONGODB, INC.
Our subscription offerings are term-based and a majority of our subscription contracts are one year in duration. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires and renew on the same or more favorable quantity and terms. Our customers have no obligation to renew their subscriptions and we may not be able to accurately predict customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of subscription offerings and related services, including increasing their usage and workloads with us. Historically, some of our customers have elected not to renew their subscriptions with us or have not expanded their usage of our services over time for a variety of reasons, including as a result of changes in their strategic IT priorities, budgets, costs and, in some instances, due to competing solutions. Our retention rate and our net ARR expansion rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ usage of our software, our business, results of operations and financial condition could be materially and adversely affected.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our software and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our software and develop features that reflect the constantly evolving nature of technology and our customers’ needs. For instance, with the development of next-generation solutions that utilize new and advanced features, including artificial intelligence (“AI”) and machine learning (“ML”), we may be required to commit significant resources to developing new products, enhancements and developments. The success of new products, enhancements and developments depends on several factors: our anticipation of market changes and demands for product features, including timely product introduction and conclusion, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely. In addition, because our software is designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our software to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our software will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.
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

MONGODB, INC.
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflicts between Russia and Ukraine and Israel and Hamas, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the three months ended April 30, 2025. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits. See the section titled “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have experienced rapid growth in our business, operations and employee headcount. For fiscal years 2025, 2024 and 2023, our total revenue was $2,006.4 million, $1,683.0 million, and $1,284.0 million, respectively, representing a 19% and 31% growth rate, respectively. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017 to over 54,500 customers as of January 31, 2025, and we grew from 713 employees as of January 31, 2017 to 5,558 employees as of January 31, 2025. We expect to continue to expand our operations and employee headcount in the near term. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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

MONGODB, INC.
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
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2025, 2024 and 2023, total sales and marketing expense represented 43% , 47% and 54% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment in our MongoDB.local events, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value-added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
•if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business, including financial maintenance covenants
•if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and
•unforeseen legal liability arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process or that prove to have a greater than anticipated adverse impact. There is no assurance that acquired businesses will have invested sufficient efforts in their own regulatory compliance, and we may need to invest in and seek to improve the regulatory compliance controls and systems of such businesses. Generally, if an acquired business fails to meet our expectations, or if we are unable to establish effective regulatory compliance controls with respect to an acquired business, our operating results, business, and financial condition may suffer.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
As of April 30, 2025, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business,

MONGODB, INC.
financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Social, ethical, security and regulatory issues relating to the use of new and evolving technologies, such as AI and ML, in our offerings or partnerships may result in reputational harm and liability.

MONGODB, INC.
Social, ethical, security and regulatory issues relating to the use of new and evolving technologies such as AI and ML, including generative AI and AI models, in our offerings, internal operations or partnerships, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. As with many innovations, AI and ML presents risks and challenges that could affect its adoption, and therefore our business.
If we enable or offer solutions that draw controversy due to their perceived or actual impact on society or if the content, analyses or recommendations that AI and ML-powered solutions assist in producing in our products and services are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI and ML use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI and ML usage or ethics issues may cause public confidence in AI and ML to be undermined. The rapid evolution of AI and ML will require the application of resources to develop, test and maintain any potential offerings or partnerships to help ensure that AI and ML are implemented ethically in order to minimize unintended, harmful impact.
In addition, the use of AI and ML may enhance intellectual property, cybersecurity, operational and technological risks. Examples of heightened cybersecurity threats emerging from the rise of generative AI include the use of deepfake technologies in phishing and social engineering attacks, and more sophisticated malware that can evade conventional detection tools. AI and ML also make it cheaper for attackers to create malware, phishing, code reviews, or other tools at a high volume. AI and ML may change the way our industry identifies and responds to cybersecurity threats, and businesses that are slow to adopt or fail to adopt such new technologies may face a competitive disadvantage.
As the regulatory framework for AI, ML and related technologies evolves, it is possible that new laws and regulations will be adopted, or that existing laws and regulations, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition and equal opportunity laws and regulations, may be interpreted in ways that would affect our business and the ways in which we or our partners use AI, ML or related technologies, our financial condition and our results of operations, including as a result of the cost to comply with such laws or regulations.
For example, if we or our third-party AI providers do not have sufficient rights to use the data or other material or content on which AI tools rely, or the output generated by our use of such AI tools, we may incur liability through the violation of such laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Moreover, use of generative AI in our code development process, while offering various potential benefits, could also pose certain ownership and security risks with respect to our codebase, given the current legal uncertainties relating to ownership of AI- or ML-generated works and the potential for security flaws in output code. If any of our employees, contractors, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with AI and ML-powered software, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures governing the use of AI and ML in our business.
Moreover, any content created by us using generative AI tools may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business. For example, the output produced by generative AI tools may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our business or operations. In addition, the use of AI has resulted in, and may in the future result in, security breaches or other security incidents that implicate the personal data of users of AI-powered applications. If we experience security breaches or incidents in connection with our use of AI and ML, it could adversely affect our reputation and expose us to legal liability or regulatory risk.
Further, potential government regulation related to AI and ML use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI and ML usage or ethics issues may cause public confidence in AI and ML to be undermined, which could slow adoption of AI and ML in our products and services. For example, the European Union’s Artificial Intelligence Act (the “EU AI Act”) entered into force on August 1, 2024, with the first set of provisions thereunder becoming effective on February 2, 2025. The EU AI Act establishes, among other

MONGODB, INC.
things, a risk-based governance framework for regulating AI systems operating in the EU. This framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. The EU AI Act prohibits certain uses of AI systems and places numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are general purpose, which we currently have, or considered high risk. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI and ML technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI and ML. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
As the utilization of AI and ML becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive and regulatory issues, among others. We expect that our incorporation of AI and ML in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products and solutions and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI and ML could adversely affect our business, financial condition and results of operations.

The use of AI and ML technologies in our product offerings and internal operations may not produce the desired benefits, and may result in increased liability, reputational harm, or other adverse consequences.

We are increasingly utilizing and building AI and ML capabilities into our business, as well as incorporating AI and ML into our internal operations. We expect AI and ML solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI and ML.

We may fail to properly implement or market our AI and ML solutions and features. Our competitors or other third parties may incorporate AI and ML into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI and ML solutions and features will depend, in part, on our ability to attract and retain employees with AI and ML expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require.

Additionally, our offerings based on AI and ML may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, our business, financial condition and results of operations may be adversely affected if content or recommendations that AI and ML solutions or features assist in producing are or are alleged to be deficient, insufficient, of poor quality, inaccurate, or biased, or if such content, recommendations, solutions or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI and ML solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject. Such risks and challenges could undermine public confidence in AI and ML, which could slow or even halt their adoption and negatively affect our business. The legal, regulatory, and policy environments around AI and ML are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI and ML, including by limiting or restricting our use of AI and ML, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

There can be no assurance that we will repurchase shares of our common stock or that we will repurchase shares at favorable prices.

We have a share repurchase program (the “Share Repurchase Program”) pursuant to which we are authorized to repurchase up to $1,000,000,000 of our common stock from time to time through open market transactions. The amount and timing of our share repurchases, if any, are subject to the availability of capital and our determination that the share repurchases are in the best interest of the Company and our stockholders. Our Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.
Our ability to make share repurchases, if any, will depend upon market conditions, cash balances and future capital requirements, results of operations, financial condition, compliance with applicable legal requirements and other factors that we may deem relevant and which may be beyond our control. In addition, we can provide no assurance that we will repurchase stock at favorable prices, if at all. As a result, there can be no guarantee around the timing of our share repurchases. Any failure to repurchase stock after we have announced our intention to do so, a reduction in the frequency of repurchases, or the completion of our Share Repurchase Program could have a negative effect on our reputation, investor confidence in us and our stock price.
The existence of our Share Repurchase Program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.
Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of our share repurchase programs.
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

MONGODB, INC.
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
The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the expiration of the capped call transactions (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during a 40 day trading day period prior to expiration of the capped call transactions. This activity could also cause or avoid an increase or a decrease in the market price of our common stock. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of shares of our common stock.
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

MONGODB, INC.
During the three months ended April 30, 2025, none of our executive officers or directors adopted, terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.
Share Repurchase Program
On June 3, 2025, the Company’s Board of Directors authorized an additional $800.0 million in repurchases under the Company’s existing share repurchase program, bringing the aggregate authorized repurchase amount to $1.0 billion. Repurchases of the Company's common stock may be made from time to time, either through open market transactions or in privately negotiated transactions. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices and management’s discretion. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to purchase any dollar amount or particular number of shares.

MONGODB, INC.
ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.1.1	Certificate of Retirement	8-K	001-38240	3.1	6/16/2020

3.2	Amended and Restated Bylaws of Registrant	8-K	001-38240	3.1	11/20/2024

10.1#	Offer Letter, dated April 14, 2025, by and between the Registrant and Michael Berry					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MONGODB, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: June 4, 2025	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael J. Berry
		Name:	Michael J. Berry
		Title:	Chief Financial Officer
(Principal Financial Officer)