Form 10-Q
period 2025-07-31
MongoDB, Inc.
filed 2025-08-27
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of August 25, 2025, there were 81,356,893 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	July 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$647,139	$490,133
Short-term investments	1,698,247	1,846,444
Accounts receivable, net of allowance for doubtful accounts of $11,151 and $8,888 as of July 31, 2025 and January 31, 2025, respectively	349,656	393,099
Deferred commissions	119,597	112,632
Prepaid expenses and other current assets	89,900	81,214
Total current assets	2,904,539	2,923,522
Property and equipment, net	41,792	46,377
Operating lease right-of-use assets	31,565	34,607
Goodwill	189,641	69,679
Intangible assets, net	42,113	24,597
Deferred tax assets	23,542	20,810
Other assets	308,869	310,701
Total assets	$3,542,061	$3,430,293
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,868	$10,467
Accrued compensation and benefits	110,916	120,354
Operating lease liabilities	9,508	9,126
Other accrued liabilities	103,664	87,659
Deferred revenue	275,877	334,381
Total current liabilities	509,833	561,987
Deferred tax liability	707	262
Operating lease liabilities	26,236	27,374
Deferred revenue	33,274	25,404
Other liabilities	29,037	33,042
Total liabilities	599,087	648,069
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 82,575,113 shares issued and 81,546,068 shares outstanding as of July 31, 2025; 80,558,847 shares issued and 80,467,811 shares outstanding as of January 31, 2025	81	78
Additional paid-in capital	5,064,031	4,625,093
Treasury stock, 1,029,045 shares (repurchased at an average of $195.66 per share) as of July 31, 2025 and 99,371 shares (repurchased at an average of $13.27 per share) as of January 31, 2025	(201,341)	(1,319)
Accumulated other comprehensive income (loss)	5,581	(924)
Accumulated deficit	(1,925,378)	(1,840,704)
Total stockholders’ equity	2,942,974	2,782,224
Total liabilities and stockholders’ equity	$3,542,061	$3,430,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
Subscription	$572,355	$463,805	$1,103,810	$900,701
Services	19,047	14,304	36,606	27,969
Total revenue	591,402	478,109	1,140,416	928,670
Cost of revenue:
Subscription	139,949	106,816	269,534	207,578
Services	31,479	21,437	59,935	43,372
Total cost of revenue	171,428	128,253	329,469	250,950
Gross profit	419,974	349,856	810,947	677,720
Operating expenses:
Sales and marketing	244,065	221,539	464,988	440,983
Research and development	181,739	148,967	350,568	295,027
General and administrative	59,464	50,790	114,239	111,336
Total operating expenses	485,268	421,296	929,795	847,346
Loss from operations	(65,294)	(71,440)	(118,848)	(169,626)
Other income (expense):
Interest income	23,637	24,260	47,095	47,371
Interest expense	(1,473)	(2,282)	(2,539)	(4,179)
Other income (expense), net	10	(1,170)	(2,152)	(2,210)
Loss before provision for income taxes	(43,120)	(50,632)	(76,444)	(128,644)
Provision for income taxes	3,928	3,897	8,230	6,478
Net loss	$(47,048)	$(54,529)	$(84,674)	$(135,122)
Net loss per share, basic and diluted	$(0.58)	$(0.74)	$(1.04)	$(1.84)
Weighted-average shares used to compute net loss per share, basic and diluted	81,078,234	73,543,427	81,304,435	73,269,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net loss	$(47,048)	$(54,529)	$(84,674)	$(135,122)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	(5,850)	6,989	1,008	(2,552)
Foreign currency translation adjustment	(1,584)	(85)	5,497	(1,092)
Other comprehensive income (loss)	(7,434)	6,904	6,505	(3,644)
Total comprehensive loss	$(54,482)	$(47,625)	$(78,169)	$(138,766)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2025	80,467,811	$78	$4,625,093	$(1,319)	$(924)	$(1,840,704)	$2,782,224
Stock option exercises	77,519	—	579	—	—	—	579
Vesting of restricted stock units	381,937	1	—	—	—	—	1
Vesting of performance stock units	91,319	—	—	—	—	—	—
Issuance of common stock in connection with a business combination subject to future vesting	213,023	—	—	—	—	—	—
Issuance of common stock in connection with a business combination	484,169	1	141,401	—	—	—	141,402
Stock-based compensation	—	—	132,431	—	—	—	132,431
Unrealized gain on available-for-sale securities	—	—	—	—	6,858	—	6,858
Foreign currency translation adjustment	—	—	—	—	7,081	—	7,081
Net loss	—	—	—	—	—	(37,626)	(37,626)
Balances as of April 30, 2025	81,715,778	80	4,899,504	(1,319)	13,015	(1,878,330)	3,032,950
Stock option exercises	168,293	—	1,210	—	—	—	1,210
Vesting of restricted stock units	460,554	1	—	—	—	—	1
Stock-based compensation	—	—	140,400	—	—	—	140,400
Repurchases of common stock	(929,674)	—	—	(200,022)	—	—	(200,022)
Issuance of common stock under the Employee Stock Purchase Plan	131,117	—	22,917	—	—	—	22,917
Unrealized loss on available-for-sale securities	—	—	—	—	(5,850)	—	(5,850)
Foreign currency translation adjustment	—	—	—	—	(1,584)	—	(1,584)
Net loss	—	—	—	—	—	(47,048)	(47,048)
Balances as of July 31, 2025	81,546,068	$81	$5,064,031	$(201,341)	$5,581	$(1,925,378)	$2,942,974

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	72,741,321	$73	$2,777,322	$(1,319)	$4,545	$(1,711,632)	$1,068,989
Stock option exercises	132,617	—	953	—	—	—	953
Vesting of restricted stock units	399,213	—	—	—	—	—	—
Vesting of performance stock units	77,444	—	—	—	—	—	—
Stock-based compensation	—	—	120,763	—	—	—	120,763
Unrealized loss on available-for-sale securities	—	—	—	—	(9,541)	—	(9,541)
Foreign currency translation adjustment	—	—	—	—	(1,007)	—	(1,007)
Reclassification of derivative related to the Capped Call associated with the 2024 Notes	—	—	169,692	—	—	—	169,692
Net loss	—	—	—	—	—	(80,593)	(80,593)
Balances as of April 30, 2024	73,350,595	$73	$3,068,730	$(1,319)	$(6,003)	$(1,792,225)	$1,269,256
Stock option exercises	41,954	—	353	—	—	—	353
Vesting of restricted stock units	374,560	—	—	—	—	—	—
Stock-based compensation	—	—	122,423	—	—	—	122,423
Issuance of common stock under the Employee Stock Purchase Plan	96,603	—	18,640	—	—	—	18,640
Unrealized gain on available-for-sale securities	—	—	—	—	6,989	—	6,989
Foreign currency translation adjustment	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	(54,529)	(54,529)
Balances as of July 31, 2024	73,863,712	73	3,210,146	(1,319)	901	(1,846,754)	1,363,047
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities
Net loss	$(84,674)	$(135,122)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,986	7,175
Stock-based compensation	272,831	243,186
Amortization of debt discount and issuance costs	—	1,704
Amortization of finance right-of-use assets	1,986	1,987
Amortization of operating right-of-use assets	5,599	5,071
Deferred income taxes	(1,134)	26
Amortization of premium and accretion of discount on short-term investments, net	(6,539)	(13,461)
Realized and unrealized loss (gain) on financial instruments, net	272	(852)
Unrealized foreign exchange loss	1,211	1,204
Change in operating assets and liabilities:
Accounts receivable, net	41,805	13,299
Prepaid expenses and other current assets	(4,656)	1,382
Deferred commissions	14,500	(19,973)
Other long-term assets	(11,068)	(9,309)
Accounts payable	(1,438)	199
Accrued liabilities	(2,602)	29,213
Operating lease liabilities	(4,751)	(5,368)
Deferred revenue	(49,530)	(54,313)
Other liabilities, non-current	(764)	(3,833)
Net cash provided by operating activities	182,034	62,215
Cash flows from investing activities
Purchases of property, equipment and other assets	(2,148)	(1,590)
Business combination, net of cash acquired	(2,032)	—
Investments in non-marketable securities	(8,322)	(5,500)
Proceeds from maturities of marketable securities	490,970	435,000
Purchases of marketable securities	(337,292)	(185,633)
Net cash provided by investing activities	141,176	242,277
Cash flows from financing activities
Repurchases of common stock	(194,446)	—
Proceeds from settlement of capped calls	—	170,589
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	22,917	18,640
Proceeds from exercise of stock options	1,789	1,306
Principal payments of finance leases	(4,085)	(3,639)
Net cash provided by (used in) financing activities	(173,825)	186,896
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,068	(2,551)
Net increase in cash, cash equivalents and restricted cash	157,453	488,837
Cash, cash equivalents and restricted cash, beginning of period	492,753	803,643
Cash, cash equivalents and restricted cash, end of period	$650,206	$1,292,480
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$10,457	$5,127
Interest expense	996	2,672
Noncash investing and financing activities:
Issuance of common stock in connection with a business combination	141,402	—
Purchases of property and equipment included in accounts payable and accrued liabilities	957	1,139
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$647,139	$1,290,901
Restricted cash, non-current	3,067	1,579
Total cash, cash equivalents and restricted cash	$650,206	$1,292,480
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
Significant Accounting Policies
With the exception of the policies discussed below, there have been no other changes to the Company’s significant accounting policies as described in the Company’s 2025 Form 10-K.
Business Combinations

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Treasury Stock
Treasury stock is accounted for using the cost method and recorded as a reduction to stockholders’ equity on the condensed consolidated balance sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired.
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

3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of July 31, 2025 and January 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of July 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$149,836	$—	$—	$149,836
Short-term investments:
U.S. government treasury securities	1,698,247	—	—	1,698,247
Total financial assets	$1,848,083	$—	$—	$1,848,083

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurement as of January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$152,588	$—	$—	$152,588
Short-term investments:
U.S. government treasury securities	1,846,444	—	—	1,846,444
Total financial assets	$1,999,032	$—	$—	$1,999,032
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of July 31, 2025 and January 31, 2025 (in thousands):

	July 31, 2025			January 31, 2025
	Amortized Cost	Net Unrealized Gains	Fair Value	Amortized Cost	Net Unrealized Gains	Fair Value
Due within one year	$1,047,624	$809	$1,048,433	$968,748	$944	$969,692
Due after one year and within three years	648,074	1,740	649,814	876,154	598	876,752
Total short-term investments	$1,695,698	$2,549	$1,698,247	$1,844,902	$1,542	$1,846,444
As of July 31, 2025 and January 31, 2025, net unrealized gains on the Company’s U.S. government treasury securities were approximately $2.5 million and $1.5 million, respectively. These net unrealized gains were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Since the fluctuation in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of July 31, 2025. Gross realized gains and losses were not material for each of the three and six months ended July 31, 2025 and 2024. There were no material short-term investments in a continuous loss position for greater than twelve months.
Non-marketable Securities
As of July 31, 2025 and January 31, 2025, the total amount of non-marketable equity securities included in other assets on the Company’s condensed consolidated balance sheets were $32.2 million and $24.2 million, respectively. The Company invested an additional $8.5 million and $5.5 million of its cash in non-marketable equity securities during the six months ended July 31, 2025 and 2024, respectively. The Company recognized no net unrealized losses on certain of these non-marketable securities during the three months ended July 31, 2025. The Company recognized an immaterial net unrealized loss on certain of these non-marketable securities during the six months ended July 31, 2025 and both the three and six months ended July 31, 2024.

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
The acquisition date fair value of the purchase consideration was $160.9 million, which comprised the following (in thousands):

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
The Company incurred acquisition-related costs for the Voyage AI acquisition of $1.5 million during the six months ended July 31, 2025. These acquisition-related costs were included in general and administrative expenses in the Company’s interim condensed consolidated statements of operations.
From the date of acquisition through July 31, 2025, revenue attributable to Voyage AI, included in the Company’s interim condensed consolidated statements of operations for the three and six months ended July 31, 2025, was not material.

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

5. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	July 31, 2025	January 31, 2025
Balance, beginning of year	$69,679	$69,679
Increase in goodwill related to business combinations	119,962	—
Balance, end of period	$189,641	$69,679
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	July 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$65,200	$(46,139)	$19,061
Customer relationships	15,200	(15,200)	—
IP addresses	24,445	(1,393)	23,052
Total	$104,845	$(62,732)	$42,113

	January 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$41,200	$(40,407)	$793
Customer relationships	15,200	(15,200)	—
IP addresses	23,986	(182)	23,804
Total	$80,386	$(55,789)	$24,597
Intangible assets are primarily acquired through business combinations. See Note 4, Business Combinations, for further details. During the year ended January 31, 2025, the Company purchased $24.0 million of intangible assets for IP addresses and the costs are amortized on a straight-line basis over an estimated useful life of ten years.
Intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $3.8 million and $6.9 million for the three and six months ended July 31, 2025, respectively and $0.1 million and $2.8 million for the three and six months ended July 31, 2024, respectively. Amortization expense for developed technology is included as cost of

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
subscription revenue and research and development expense in the Company’s interim condensed consolidated statements of operations. Amortization expense for customer relationships is included as sales and marketing expense in the Company’s interim condensed consolidated statements of operations. Amortization expense for IP addresses is included as cost of subscription revenue in the Company’s interim condensed consolidated statements of operations.
As of July 31, 2025, future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal Period:
Remainder of 2026	$7,611
2027	14,558
2028	3,003
2029	2,444
2030	2,444
Thereafter	12,053
Total	$42,113

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
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of these Capped Calls through July 31, 2025.
Refer to Note 6, Convertible Senior Notes, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2025 Form 10-K for further information on the Capped Calls.

7.Leases
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
Lease Costs
The components of the Company’s lease costs included in its interim condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Finance lease cost:
Amortization of finance lease right-of-use assets	$993	$994	$1,986	$1,987
Interest on finance lease liabilities	486	578	996	1,177
Operating lease cost	3,348	3,134	6,594	6,157
Short-term lease cost	1,114	1,516	2,202	3,032
Variable lease cost	1,497	992	2,405	1,986
Total lease cost	$7,438	$7,214	$14,183	$14,339

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	July 31, 2025	January 31, 2025
Finance Lease:
Property and equipment, net	$17,554	$19,540
Other accrued liabilities, current	6,282	6,814
Other liabilities, non-current	27,144	30,697
Operating Leases:
Operating lease right-of-use assets	$31,565	$34,607
Operating lease liabilities, current	9,508	9,126
Operating lease liabilities, non-current	26,236	27,374
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of July 31, 2025 were as follows (in thousands):

Fiscal Period:	Finance Lease	Operating Leases
Remainder of 2026	$3,630	$5,930
2027	8,711	10,765
2028	8,711	7,672
2029	8,711	6,632
2030	7,985	4,075
Thereafter	—	5,237
Total minimum payments	37,748	40,311
Less imputed interest	(4,322)	(4,567)
Present value of future minimum lease payments	33,426	35,744
Less current obligations under leases	(6,282)	(9,508)
Non-current lease obligations	$27,144	$26,236

8. Commitments and Contingencies
Non-cancelable Material Commitments
During the six months ended July 31, 2025, other than certain non-cancelable operating leases described in Note 7, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2025 Form 10-K.
Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, CEO Dev Ittycheria, and former COO and CFO Michael Gordon. On January 27, 2025, the lead plaintiff in the lawsuit (the “Securities Action”) filed an Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. Defendants filed a motion to dismiss the complaint on May 9, 2025. Plaintiffs filed an opposition brief on July 1, 2025, and defendants filed their reply brief on July 29, 2025. The Court has not yet ruled on Defendants’ motion. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
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
Although claims and litigation are inherently unpredictable, as of July 31, 2025, other than as disclosed above, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Primary geographical markets:
Americas	$364,245	$284,789	$697,111	$556,882
EMEA	160,960	136,824	311,726	260,120
Asia Pacific	66,197	56,496	131,579	111,668
Total	$591,402	$478,109	$1,140,416	$928,670

Subscription product categories and services:
MongoDB Atlas-related	$438,970	$339,683	$834,863	$653,538
Other subscription	133,385	124,122	268,947	247,163
Services	19,047	14,304	36,606	27,969
Total	$591,402	$478,109	$1,140,416	$928,670
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of July 31, 2025 and January 31, 2025 was $309.2 million and $359.8 million, respectively. Approximately 21% and 27% of the total revenue recognized for the six months ended July 31, 2025 and 2024, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of July 31, 2025, the aggregate transaction price allocated to remaining performance obligations was $794.2 million. Approximately 58% is expected to be recognized as revenue over the next 12 months, 38% in 13 to 36 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2025 and January 31, 2025, unbilled receivables were $20.6 million and $22.5 million, respectively.
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2025	$8,888
Provision	6,428
Recoveries/write-offs	(4,165)
Balance as of July 31, 2025	$11,151

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $348.9 million and $363.4 million as of July 31, 2025 and January 31, 2025, respectively, of which $229.3 million and $250.7 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of July 31, 2025 and January 31, 2025, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim condensed consolidated statements of operations, was $36.9 million and $68.0 million for the three and six months ended July 31, 2025, respectively, and $27.2 million and $53.6 million for the three and six months ended July 31, 2024, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
Stock Options
The following table summarizes stock option activity for the six months ended July 31, 2025 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2025	567,425	$8.41	1.5	$150,319
Stock options exercised	(245,812)	7.65
Stock options forfeited and expired	—	—
Balance - July 31, 2025	321,613	9.00	1.4	73,619
Vested and exercisable - January 31, 2025	567,425	8.41	1.5	150,319
Vested and exercisable - July 31, 2025	321,613	$9.00	1.4	$73,619
Restricted Stock Units
The following table summarizes RSU activity for the six months ended July 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2025	3,533,507	$291.43
RSUs granted	2,538,449	194.69
RSUs vested	(840,841)	288.55
RSUs forfeited and canceled	(430,380)	267.65
Unvested - July 31, 2025	4,800,735	$242.91

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
The following table summarizes RSA activity for the six months ended July 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value per RSA
Unvested - January 31, 2025	—	$—
RSAs granted	213,023	292.05
RSAs vested	(40,118)	292.05
RSAs forfeited and canceled	—	—
Unvested - July 31, 2025	172,905	$292.05
Executive Performance Share Awards
The following table summarizes PSU activity for the six months ended July 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value per PSU
Unvested - January 31, 2025	146,284	$287.57
PSUs granted	115,708	192.99
PSUs vested	(91,319)	266.18
Adjustment for performance achievement	17,955	216.79
PSUs forfeited and canceled	(19,549)	269.53
Unvested - July 31, 2025	169,079	$228.97
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. In June 2025, the Company issued 131,117 shares of its common stock under the 2017 ESPP. The Company’s current offering period began on June 16, 2025 and is expected to end December 15, 2025.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s interim condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenue—subscription	$8,831	$7,519	$17,226	$13,682
Cost of revenue—services	4,273	3,401	8,167	6,656
Sales and marketing	36,265	41,040	75,367	80,653
Research and development	75,113	55,188	141,518	110,361
General and administrative	15,918	15,275	30,553	31,834
Total stock-based compensation expense	$140,400	$122,423	$272,831	$243,186
Share Repurchase Program
In February 2025, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be effected through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The current authorization may be suspended or discontinued at any time and does not have a specified expiration date. In June 2025, the Company’s Board of Directors authorized an additional $800.0 million in repurchases under the Share Repurchase Program, bringing the aggregate authorized repurchase amount to $1.0 billion.

During the six months ended July 31, 2025, the Company repurchased 929,674 shares of common stock for $200.0 million, of which, $5.6 million is included in other accrued liabilities on the Company’s condensed consolidated balance sheet as of July 31, 2025, at an average price per share of $215.86. All repurchases were made in open market transactions and recorded in treasury stock.

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(47,048)	$(54,529)	$(84,674)	$(135,122)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	81,078,234	73,543,427	81,304,435	73,269,824

Net loss per share, basic and diluted	$(0.58)	$(0.74)	$(1.04)	$(1.84)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following shares of common stock were excluded from the computation of diluted net loss per share attributable to the Company for the periods presented because including them would have been anti-dilutive as the Company has reported net loss for each of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Stock options pursuant to the 2016 Equity Incentive Plan	221,544	323,985	221,544	337,310
Stock options pursuant to the 2008 Stock Incentive Plan	100,069	362,121	100,069	378,588
Unvested restricted stock units	4,800,735	3,985,680	4,800,735	3,909,360
Unvested restricted stock awards	172,905	—	172,905	—
Unvested executive PSUs	169,079	173,085	169,079	187,271
Shares underlying the conversion option of the 2026 Notes	—	5,445,002	—	5,445,002
Total	5,464,332	10,289,873	5,464,332	10,257,531

12. Income Taxes
The Company recorded a provision for income taxes of $3.9 million and 8.2 million for the three and six months ended July 31, 2025, respectively, and $3.9 million and $6.5 million for the three and six months ended July 31, 2024, respectively. The provisions recorded during each of the three and six months ended July 31, 2025 and 2024 were driven by an increase in global income and the associated foreign taxes as the Company continues its global expansion. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in the current fiscal period and others in the fiscal year ended January 31, 2027. We have completed a preliminary assessment of the related tax impact on our condensed consolidated financial statements. Given the ongoing tax losses and full valuation allowance against our domestic deferred tax assets, we do not expect any material impacts from the provisions effective in the fiscal year ended January 31, 2026 on our consolidated financial statements.

The Company continues to monitor and interpret the impact of proposed and enacted global tax legislation. To date, globally enacted tax legislation has not materially impacted income tax expense of the financial statements due to the presence of net operating losses and full valuation allowances within the Company’s two most significant tax jurisdictions, the United States and Ireland.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Geographic Information
Customers located in the United States accounted for 54% of total revenue for both the three and six months ended July 31, 2025, respectively, and 53% of total revenue for both the three and six months ended July 31, 2024. No other country accounted for 10% or more of revenue for the periods presented.
Long-lived assets located in the United States accounted for 85% of total long-lived assets as of July 31, 2025 and 83% as of July 31, 2024. Long-lived assets located in Ireland accounted for 12% of total long-lived assets as of July 31, 2024. No other countries accounted for 10% or more of long-lived assets as of July 31, 2025 and July 31, 2024.

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

MONGODB, INC.
Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series, data lifecycle, application-driven analytics and stream processing that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 5,654 as of July 31, 2025, from 5,360 as of July 31, 2024.
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue for both the three and six months ended July 31, 2025, respectively, and 97% for both the three and six months ended July 31, 2024.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, Vector Search, time series, data lifecycle, application-driven analytics and stream processing. During the three and six months ended July 31, 2025, MongoDB Atlas revenue represented 74% and 73%, respectively, as compared to 71% and 70% of our total revenue during the three and six months ended July 31, 2024, respectively, reflecting the continued growth of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in MongoDB Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 21% and 21% for the three and six months ended July 31, 2025, respectively, and 24% of our subscription revenue for both the three and six months ended July 31, 2024. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 600 million times since February 2009. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for both the three and six months ended July 31, 2025, and 3% for both the three and six months ended July 31, 2024. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
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

MONGODB, INC.
Key Factors Affecting Our Performance
Macroeconomic and Other Factors
Our operational and financial performance is subject to risks including those caused by the adverse macroeconomic environment and the geopolitical landscape.
Adverse macroeconomic conditions include slower or negative economic growth and higher inflation. During the six months ended July 31, 2025, the macroeconomic environment negatively impacted our business. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing MongoDB Atlas applications in the short term.
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
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of July 31, 2025, we had over 59,900 customers across a wide range of industries and in over 100 countries, compared to over 50,700 customers as of July 31, 2024. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of July 31, 2025, we had over 7,300 customers that were sold through our direct sales force and channel partners, as compared to over 7,300 such customers as of July 31, 2024. These customers, which we refer to as our Direct Sales Customers, accounted for 87% of our subscription revenue for both the three and six months ended July 31, 2025 and 87% for both the three and six months ended July 31, 2024, respectively. We plan to continue to invest in acquiring new customers and additional workloads from existing customers across all of our channels. We had over 58,300 MongoDB Atlas customers as of July 31, 2025 compared to over 49,200 as of July 31, 2024. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
Retaining and Expanding Revenue from Existing Customers
The economic attractiveness of our subscription-based model is demonstrated by customer renewals and increasing existing customer subscriptions over time, referred to as land-and-expand. We believe that there is a significant opportunity to drive additional sales to existing customers, and expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. If an application grows and requires additional capacity, our customers increase their usage of our platform. Growth of an application is impacted by a number of factors including the macroeconomic environment. During the three and six months ended July 31, 2025, we believe we experienced a negative impact from the macroeconomic environment on the growth of existing Atlas applications, which affected our revenue growth. We expect the macroeconomic environment to continue to negatively impact our revenue growth. In addition, our customers add incremental workloads or expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Also, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our platform within their organization, as well as add new workloads with new and existing customers. Over time, the subscription amount for our typical Direct Sales Customer has increased.
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR

MONGODB, INC.
exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 2,564 and 2,189 as of July 31, 2025 and 2024, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR and annualized MRR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR and annualized MRR from all customers at the close of the base period, including those who churned or reduced their subscriptions. As of July 31, 2025, our net ARR expansion rate was approximately 119%. Our net ARR expansion rate may fluctuate in future periods due to a variety of factors, including the volume and type of workloads that we onboard, growth rate of historical workloads on our platform and changes in the macroeconomic environment.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Consolidated Statements of Operations Data:
Revenue:
Subscription	$572,355	$463,805	$1,103,810	$900,701
Services	19,047	14,304	36,606	27,969
Total revenue	591,402	478,109	1,140,416	928,670
Cost of revenue:
Subscription(1)	139,949	106,816	269,534	207,578
Services(1)	31,479	21,437	59,935	43,372
Total cost of revenue	171,428	128,253	329,469	250,950
Gross profit	419,974	349,856	810,947	677,720
Operating expenses:
Sales and marketing(1)	244,065	221,539	464,988	440,983
Research and development(1)	181,739	148,967	350,568	295,027
General and administrative(1)	59,464	50,790	114,239	111,336
Total operating expenses	485,268	421,296	929,795	847,346
Loss from operations	(65,294)	(71,440)	(118,848)	(169,626)
Other income, net	22,174	20,808	42,404	40,982
Loss before provision for income taxes	(43,120)	(50,632)	(76,444)	(128,644)
Provision for income taxes	3,928	3,897	8,230	6,478
Net loss	$(47,048)	$(54,529)	$(84,674)	$(135,122)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenue—subscription	$8,831	$7,519	$17,226	$13,682
Cost of revenue—services	4,273	3,401	8,167	6,656
Sales and marketing	36,265	41,040	75,367	80,653
Research and development	75,113	55,188	141,518	110,361
General and administrative	15,918	15,275	30,553	31,834
Total stock‑based compensation expense	$140,400	$122,423	$272,831	$243,186

MONGODB, INC.

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Percentage of Revenue Data:
Revenue:
Subscription	97%	97%	97%	97%
Services	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	24%	22%	24%	22%
Services	5%	5%	5%	5%
Total cost of revenue	29%	27%	29%	27%
Gross profit	71%	73%	71%	73%
Operating expenses:
Sales and marketing	41%	46%	41%	47%
Research and development	31%	31%	31%	32%
General and administrative	10%	11%	10%	12%
	—%	—%	—%	—%
Total operating expenses	82%	88%	82%	91%
Loss from operations	(11)%	(15)%	(11)%	(18)%
Other income, net	4%	4%	4%	4%
Loss before provision for income taxes	(7)%	(11)%	(7)%	(14)%
Provision for income taxes	1%	—%	1%	1%
Net loss	(8)%	(11)%	(8)%	(15)%

Comparison of the Three Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Subscription	$572,355	$463,805	$108,550	23%
Services	19,047	14,304	4,743	33%
Total revenue	$591,402	$478,109	$113,293	24%
Headcount (at period end)
Subscription	485	428
Services	364	283
Total headcount	849	711

Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $108.6 million primarily due to an increase of $92.4 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period.

MONGODB, INC.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Subscription cost of revenue	$139,949	$106,816	$33,133	31%
Services cost of revenue	31,479	21,437	10,042	47%
Total cost of revenue	171,428	128,253	43,175	34%
Gross profit	$419,974	$349,856	$70,118	20%
Gross margin	71%	73%
Subscription	76%	77%
Services	(65)%	(50)%
The increase in subscription cost of revenue was primarily due to a $23.6 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, an increase of $4.8 million personnel costs and stock-based compensation and a $3.0 million increase in amortization costs primarily related to acquired intangible assets. The increase in services cost of revenue was primarily due to a $5.8 million increase in personnel costs and stock-based compensation and a $3.2 million increase in third-party consultant costs related to the delivery of consulting and training services.
Our overall gross margin decreased to 71%. Our subscription gross margin declined to 76% due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. Services gross margin decreased due to the impact of higher third-party consultant and training costs, services personnel costs and stock-based compensation related to growth in headcount.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Sales and marketing	$244,065	$221,539	$22,526	10%
Headcount (at period end)	2,505	2,540
The increase in sales and marketing expense was primarily driven by a $12.3 million increase in commissions, an $11.7 million increase in personnel costs and $4.5 million in restructuring costs, partially offset by a $4.8 million decrease in stock-based compensation and a $1.4 million decrease in costs associated with certain in-person events.
Research and Development

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Research and development	$181,739	$148,967	$32,772	22%
Headcount (at period end)	1,407	1,270
The increase in research and development expense was primarily driven by a $30.1 million increase in personnel costs and stock-based compensation.

MONGODB, INC.
General and Administrative

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2025	2024	$	%
General and administrative	$59,464	$50,790	$8,674	17%
Headcount (at period end)	893	839
The increase in general and administrative expense was due to higher costs to support the growth of our business. In particular, these higher costs were driven by a $4.6 million increase in personnel cost and a $4.0 million increase in software costs and professional services to support the growth of our business.
Other Income, Net

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Other income, net	$22,174	$20,808	$1,366	7%
Other income, net for the three months ended July 31, 2025 increased primarily due to higher interest income from our short-term investments.
Provision for Income Taxes

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Provision for income taxes	$3,928	$3,897	$31	1%
Provision for income taxes remained flat for the three months ended July 31, 2025.

Comparison of the Six Months Ended July 31, 2025 and 2024
Revenue

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Subscription	$1,103,810	$900,701	$203,109	23%
Services	36,606	27,969	8,637	31%
Total revenue	$1,140,416	$928,670	$211,746	23%
Headcount (at period end)
Subscription	485	428
Services	364	283
Total headcount	849	711
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $203.1 million primarily due to an increase of $171.6 million from our Direct Sales Customers, inclusive of the impact from Direct Sales Customers who were self-serve customers of MongoDB Atlas in the prior-year period.

MONGODB, INC.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Subscription cost of revenue	$269,534	$207,578	$61,956	30%
Services cost of revenue	59,935	43,372	16,563	38%
Total cost of revenue	329,469	250,950	78,519	31%
Gross profit	$810,947	$677,720	$133,227	20%
Gross margin	71%	73%
Subscription	76%	77%
Services	(64)%	(55)%
The increase in subscription cost of revenue was primarily due to a $43.8 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, and increase of $10.2 million personnel costs and stock-based compensation and $6.6 million increase in amortization costs primarily related to acquired intangible assets. The increase in third‑party cloud infrastructure costs was partially offset by continued cost efficiencies realized as we scale MongoDB Atlas. The increase in services cost of revenue was primarily due to a $9.5 million increase in personnel costs and stock-based compensation and a $5.4 million increase in third-party consultant costs related to the delivery of consulting and training services.
Our overall gross margin decreased to 71%. Our subscription gross margin declined to 76% due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total revenue. Services gross margin declined due to the impact of higher third-party consultant and training costs, services personnel costs and stock-based compensation related to growth in headcount.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Sales and marketing	$464,988	$440,983	$24,005	5%
Headcount (at period end)	2,505	2,540
The increase in sales and marketing expense was primarily driven by a $19.8 million increase in commissions, an $18.8 million increase in personnel costs and $4.5 million in restructuring costs, partially offset by a $15.3 million decrease in costs associated with certain in-person events and a $5.3 million decrease in stock-based compensation.
Research and Development

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Research and development	$350,568	$295,027	$55,541	19%
Headcount (at period end)	1,407	1,270
The increase in research and development expense was primarily driven by a $53.6 million increase in personnel costs and stock-based compensation.

MONGODB, INC.
General and Administrative

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
General and administrative	$114,239	$111,336	$2,903	3%
Headcount (at period end)	893	839
The increase in general and administrative expense was primarily driven by a $7.5 million increase in personnel costs, a $3.2 million increase in professional services and a $2.7 million increase in software subscription costs, which was partially offset by a $11.2 million of reserve release and reduction of expense related to value-added tax expense for our operations in certain non-US jurisdictions.
Other Income, Net

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Other income, net	$42,404	$40,982	$1,422	3%
Other income, net, for the six months ended July 31, 2025 improved primarily due to higher interest income from our short-term investments.
Provision for Income Taxes

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Provision for income taxes	$8,230	$6,478	$1,752	27%
The increase in the provision for income taxes during the six months ended July 31, 2025 and 2024, was primarily due to an increase in foreign taxes.
Liquidity and Capital Resources
As of July 31, 2025, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.3 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
In June 2025, the Company’s Board of Directors authorized an additional $800.0 million in repurchases under the Share Repurchase Program, bringing the aggregate authorized repurchase amount to $1.0 billion. During the six months ended July 31, 2025, the Company repurchased 929,674 shares of common stock for $200.0 million, of which, $5.6 million is included in other accrued liabilities on the Company’s condensed consolidated balance sheet as of July 31, 2025, at an average price per share of $215.86. Refer to Note 10, Equity, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, and “Purchases of Equity Securities by the Issuer” included in Part II, Item 5 of this Quarterly Report on Form 10-Q for further details.
We have generated significant operating losses as reflected in our accumulated deficit of $1.9 billion as of July 31, 2025. While we generated positive cash flows from operations in recent years, we have generated negative cash flows from operations in the past as reflected in our historical consolidated statements of cash flows. We expect to continue to incur operating losses, may experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to

MONGODB, INC.
assess our liquidity needs. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Six Months Ended July 31,
	2025	2024
Net cash provided by operating activities	$182,034	$62,215
Net cash provided by investing activities	141,176	242,277
Net cash provided by (used in) financing activities	(173,825)	186,896
Operating Activities
Cash provided by operating activities during the six months ended July 31, 2025 was $182.0 million, driven primarily by an increase in our cash collections reflecting the overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $41.8 million. In addition, our net loss of $84.7 million, includes non‑cash charges of $272.8 million for stock‑based compensation, $11.0 million for depreciation and amortization and deferred commissions of $14.5 million. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $49.5 million, an increase in other long-term assets of $11.1 million, and a decrease in other net non-cash charges of $12.8 million.
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
Investing Activities
Cash provided by investing activities during the six months ended July 31, 2025 was $141.2 million, due to proceeds from maturities of marketable securities, net of purchases, of $153.7 million, partially offset by, cash used for investments in non-marketable securities of $8.3 million, purchases of property and equipment of $2.1 million and payments related to a business combination, net of cash acquired of $2.0 million.
Cash provided by investing activities during the six months ended July 31, 2024 was $242.3 million, due to purchases of marketable securities, net of maturities, of $249.4 million, cash used for investments in non-marketable securities of $5.5 million and purchases of property and equipment of $1.6 million.
Financing Activities
Cash used in financing activities during the six months ended July 31, 2025 was $173.8 million, due to repurchases of common stock of $194.4 million and principal payments of finance leases of $4.1 million, offset by proceeds from the issuance of common stock under the Employee Stock Purchase Plan of $22.9 million and proceeds from the exercises of stock options of $1.8 million.
Cash provided by financing activities during the six months ended July 31, 2024 was $186.9 million, due to proceeds from the settlement of capped calls of $170.6 million, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and exercises of stock options of $19.9 million, partly offset by principal payments of finance leases of $3.6 million.

MONGODB, INC.
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

Contractual Obligations and Commitments
During the six months ended July 31, 2025, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2025 Form 10-K. Refer to Note 7, Leases and Note 8, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of July 31, 2025, we had cash, cash equivalents, restricted cash and short-term investments of $2.3 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of July 31, 2025.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three months ended July 31, 2025 and 2024. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of July 31, 2025 and January 31, 2025, the total amount of non-marketable securities included in other assets on our balance sheets was $32.2 million and $24.2 million, respectively.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2025. Based on the evaluation of our disclosure controls and procedures as of July 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, CEO Dev Ittycheria, and former COO and CFO Michael Gordon. On January 27, 2025, the lead plaintiff in the lawsuit (the “Securities Action”) filed an Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. Defendants filed a motion to dismiss the complaint on May 9, 2025. Plaintiffs filed an opposition brief on July 1, 2025, and defendants filed their reply brief on July 29, 2025. The Court has not yet ruled on Defendants’ motion. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
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
Our overall performance depends in part on worldwide economic conditions and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could materially and adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, changes in trade policies, such as trade wars, tariffs or other trade restrictions or the threat of such actions, international trade relations, political

MONGODB, INC.
turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, volatility in the banking sector, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the conflict in the Middle East, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business and results of operations. Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. In particular, there is currently significant uncertainty about trade policies, treaties, tariffs and taxes, which may lead to continuing volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and which may ultimately lead to reduced usage or demand for our products. Similarly, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe and creating uncertainty in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. The ongoing military conflict between Israel and Hamas, and any resulting conflicts in the region, may have similar negative impacts. Further, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.
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

MONGODB, INC.
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
We derive and expect to continue to derive more than the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the six months ended July 31, 2025. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customers’ usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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

MONGODB, INC.
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

MONGODB, INC.
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflicts between Russia and Ukraine and Israel and Hamas, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the six months ended July 31, 2025. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits. See the section titled “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q.
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
If we (or a third party upon whom we rely) experience or are perceived to have experienced a security breach or other security incident, or fail to make adequate or timely disclosures to the public, regulators, law enforcement agencies or affected individuals, as applicable, following any such event, we previously have, and may in the future, experience adverse consequences. These consequences may include: liability under applicable data privacy and security laws, regulations, rules, standards, contractual obligations, policies and other obligations; obligations to notify regulators and affected individuals; government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing personal and other sensitive information; litigation (including class claims); indemnification and other contractual obligations; damages; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security breaches and other security incidents and attendant consequences may cause customers to stop using our platform, products, and services, deter new customers from using our platform, products, and services, and negatively impact our ability to grow and operate our business.
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
The European Commission also revised its Cybersecurity Directive (“NIS2”), which came into force in January 2023 and applies extraterritorially similar to the GDPR. Among other things, NIS2 requires companies providing essential and digital services across key sectors in the EU economy, including cloud services providers, to adopt or update policies and procedures on issues such as incident handling and supply chain security. EU Member States have flexibility in identifying the types of entities considered “essential.” The deadline for EU Member States to transpose NIS2 into national law was October 17, 2024. However, only a small number of Member States have met that deadline, creating ongoing uncertainty around how NIS2 will impact our business. In addition, the EU’s Digital Operational Resiliency Act (“DORA”) for the financial sector took effect in January 2025. DORA standardizes how financial entities report cybersecurity incidents, test their digital operational resilience, and manage ICT third-party risk across the financial services sector and EU member states. We have taken steps to ensure our contracts with EU financial sector customers are DORA-compliant, however we cannot assure you that such steps are complete or effective.
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
Some foreign data privacy and security laws, including, without limitation, the GDPR, the U.K. GDPR, and the Swiss Federal Act on Data Protection may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A., Switzerland or U.K. These laws may require data exporters and data importers - as a condition of

MONGODB, INC.
cross-border data transfers - to implement specific safeguards to protect the transferred personal data. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, the GDPR generally restricts the transfer of personal data to countries outside of the E.E.A. that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as, most commonly, the “Standard Contractual Clauses” (“SCCs”) released by the European Commission. Use of the SCCs imposes additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the E.E.A. to the U.K., that decision will sunset in December 2025 and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. Adding further complexity for international data transfers, in March 2022, the U.K. adopted its own International Data Transfer Agreement for transfers of personal data out of the U.K. to so-called third countries, as well as an international data transfer addendum that can be used with the SCCs for the same purpose. Moreover, on July 10, 2023 the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the E.U. to the U.S. under the EU-U.S. Data Privacy Framework.
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
The United States or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell our offerings in certain countries. For instance, there is currently significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, tariffs and taxes. If tariffs or other trade barriers are placed on offerings such as ours, this could have a direct or indirect adverse effect on our business. Even in the absence of tariffs or other trade barriers, the related uncertainty and the market's fears relating to international trade may lead to continuing volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and may ultimately result in lower demand for our offerings, which could adversely affect our business, financial condition and results of operations.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Potential tax reform globally and in the United States may result in significant changes to U.S. federal income tax law, including changes to the U.S. federal income taxation of corporations (including ours) and/or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax law. Additional significant changes to U.S. federal corporate tax law were made by the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act (“IRA”). The Company has determined that it is not currently subject to the tax effects of the IRA, which includes a corporate alternative minimum tax and an excise tax on stock buybacks. In addition, many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Cooperation and Development’s (“OECD”) Anti-Base Erosion and Profit Shifting Pillar Two Model Rules (“Pillar Two”). Rules adopted in response to the initiative establish a global per-country minimum tax of 15%. Many countries have enacted legislation, or have indicated their intent to adopt legislation, to implement these rules. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance. Pillar Two became effective for the Company in the first quarter of its fiscal year ending January 31, 2025. While the Company does not anticipate that Pillar Two will have a material impact on its tax provision or effective tax rate in the short-term, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in the current fiscal period and others in the fiscal year ended January 31, 2027. We have completed a preliminary assessment of the related tax impact on our condensed consolidated financial statements. Given the ongoing tax losses and full valuation allowance against our domestic deferred tax assets, we do not expect any material impacts from the provisions effective in the fiscal year ended January 31, 2026 on our consolidated financial statements.

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
As of July 31, 2025, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts

MONGODB, INC.
of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
•regulatory developments or changes in government trade policy in the United States, foreign countries or both;
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

MONGODB, INC.
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

MONGODB, INC.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
None.

MONGODB, INC.
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
May 1 - May 31, 2025	—	$—	—	$1,000,000
June 1 - June 30, 2025	373,410	208.17	373,410	922,283
July 1 - July 31, 2025	556,264	220.76	556,264	$799,978
Total	929,674	$215.86	929,674
(1) On June 3, 2025, the Company’s Board of Directors authorized an additional $800.0 million in repurchases under the Company’s existing share repurchase program, bringing the aggregate authorized repurchase amount to $1.0 billion. Repurchases of the Company's common stock may be made from time to time, either through open market transactions or in privately negotiated transactions. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices and management’s discretion. The repurchases may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to purchase any dollar amount or particular number of shares.
(2) Average price paid includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act (“IRA”).
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
During the three months ended July 31, 2025, two members of our board of directors and one of our executive officers adopted the following Rule 10b5-1 trading arrangements:
On June 18, 2025, Cedric Pech, our President of Field Operations, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Pech's plan is for the sale of up to 100% of the (net) shares of common stock resulting from the vesting of an aggregate of 48,196 RSUs and PSUs in amounts and prices determined in accordance with a formula set forth in the plan (net shares are net of tax withholding). The plan terminates on the earlier of (i) the date that all the shares under the plan are sold and (ii) June 18, 2026, subject to early termination for certain specified events set forth in the plan.
On June 20, 2025, Dwight Merriman, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Merriman’s plan is for the sale of shares of our common stock held by Mr. Merriman and certain of his affiliated entities in amounts of up to (i) 232,000 shares, plus (ii) a sufficient amount of shares necessary to attain $1.1 million in proceeds plus (iii) all shares received upon the vesting, if any, of RSUs granted to Mr. Merriman as part of his 2026 annual equity award grant for his board and committee service, in each case at prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date that all the shares under the plan are sold and August 31, 2026, subject to early termination for certain specified events set forth in the plan.
On June 24, 2025, Tom Killalea, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Killalea’s plan is for the sale of up to 20,000 shares of common stock underlying stock options in amounts and prices determined in accordance with a formula set forth in the plan and

MONGODB, INC.
terminates on the earlier of (i) the date that all the shares under the plan are sold and (ii) December 3, 2025, subject to early termination for certain specified events set forth in the plan.
During the three months ended July 31, 2025, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement.

MONGODB, INC.
ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.1.1	Certificate of Retirement	8-K	001-38240	3.1	6/16/2020

3.1.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant					x

3.2	Amended and Restated Bylaws of Registrant	8-K	001-38240	3.1	11/20/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MONGODB, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: August 27, 2025	By:		/s/ Dev Ittycheria
		Name:	Dev Ittycheria
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael J. Berry
		Name:	Michael J. Berry
		Title:	Chief Financial Officer
(Principal Financial Officer)