Form 10-Q
period 2025-10-31
MongoDB, Inc.
filed 2025-12-02
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of November 28, 2025, there were 81,391,760 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	October 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$834,092	$490,133
Short-term investments	1,471,669	1,846,444
Accounts receivable, net of allowance for doubtful accounts of $12,305 and $8,888 as of October 31, 2025 and January 31, 2025, respectively	416,494	393,099
Deferred commissions	122,882	112,632
Prepaid expenses and other current assets	87,177	81,214
Total current assets	2,932,314	2,923,522
Property and equipment, net	40,704	46,377
Operating lease right-of-use assets	30,914	34,607
Goodwill	189,641	69,679
Intangible assets, net	38,308	24,597
Deferred tax assets	23,012	20,810
Other assets	311,756	310,701
Total assets	$3,566,649	$3,430,293
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,811	$10,467
Accrued compensation and benefits	131,760	120,354
Operating lease liabilities	9,145	9,126
Other accrued liabilities	101,444	87,659
Deferred revenue	300,873	334,381
Total current liabilities	558,033	561,987
Deferred tax liability	560	262
Operating lease liabilities	25,480	27,374
Deferred revenue	66,173	25,404
Other liabilities	27,964	33,042
Total liabilities	678,210	648,069
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of October 31, 2025 and January 31, 2025; 82,919,928 shares issued and 81,357,418 shares outstanding as of October 31, 2025; 80,558,847 shares issued and 80,467,811 shares outstanding as of January 31, 2025	81	78
Additional paid-in capital	5,152,122	4,625,093
Treasury stock, 1,562,510 shares (repurchased at an average of $221.86 per share) as of October 31, 2025 and 99,371 shares (repurchased at an average of $13.27 per share) as of January 31, 2025	(346,654)	(1,319)
Accumulated other comprehensive income (loss)	10,275	(924)
Accumulated deficit	(1,927,385)	(1,840,704)
Total stockholders’ equity	2,888,439	2,782,224
Total liabilities and stockholders’ equity	$3,566,649	$3,430,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
Subscription	$609,067	$512,205	$1,712,877	$1,412,906
Services	19,242	17,170	55,848	45,139
Total revenue	628,309	529,375	1,768,725	1,458,045
Cost of revenue:
Subscription	146,921	111,150	416,455	318,728
Services	32,256	24,181	92,191	67,553
Total cost of revenue	179,177	135,331	508,646	386,281
Gross profit	449,132	394,044	1,260,079	1,071,764
Operating expenses:
Sales and marketing	230,864	217,954	695,852	658,937
Research and development	176,610	151,410	527,178	446,437
General and administrative	60,082	52,556	174,321	163,892
Total operating expenses	467,556	421,920	1,397,351	1,269,266
Loss from operations	(18,424)	(27,876)	(137,272)	(197,502)
Other income (expense):
Interest income	21,160	23,869	68,255	71,240
Interest expense	(801)	(2,278)	(3,340)	(6,457)
Other income (expense), net	(585)	(824)	(2,737)	(3,034)
Income (loss) before provision for income taxes	1,350	(7,109)	(75,094)	(135,753)
Provision for income taxes	3,357	2,667	11,587	9,145
Net loss	$(2,007)	$(9,776)	$(86,681)	$(144,898)
Net loss per share, basic and diluted	$(0.02)	$(0.13)	$(1.07)	$(1.97)
Weighted-average shares used to compute net loss per share, basic and diluted	81,401,853	74,020,593	81,245,331	73,472,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net loss	$(2,007)	$(9,776)	$(86,681)	$(144,898)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	3,845	1,734	4,853	(818)
Foreign currency translation adjustment	849	(29)	6,346	(1,121)
Other comprehensive income (loss)	4,694	1,705	11,199	(1,939)
Total comprehensive income (loss)	$2,687	$(8,071)	$(75,482)	$(146,837)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2025	80,467,811	$78	$4,625,093	$(1,319)	$(924)	$(1,840,704)	$2,782,224
Stock option exercises	77,519	—	579	—	—	—	579
Vesting of restricted stock units	381,937	1	—	—	—	—	1
Vesting of performance stock units	91,319	—	—	—	—	—	—
Issuance of common stock in connection with a business combination subject to future vesting	213,023	—	—	—	—	—	—
Issuance of common stock in connection with a business combination	484,169	1	141,401	—	—	—	141,402
Stock-based compensation	—	—	132,431	—	—	—	132,431
Unrealized gain on available-for-sale securities	—	—	—	—	6,858	—	6,858
Foreign currency translation adjustment	—	—	—	—	7,081	—	7,081
Net loss	—	—	—	—	—	(37,626)	(37,626)
Balances as of April 30, 2025	81,715,778	80	4,899,504	(1,319)	13,015	(1,878,330)	3,032,950
Stock option exercises	168,293	—	1,210	—	—	—	1,210
Vesting of restricted stock units	460,554	1	—	—	—	—	1
Stock-based compensation	—	—	140,400	—	—	—	140,400
Repurchases of common stock	(929,674)	—	—	(200,022)	—	—	(200,022)
Issuance of common stock under the Employee Stock Purchase Plan	131,117	—	22,917	—	—	—	22,917
Unrealized loss on available-for-sale securities	—	—	—	—	(5,850)	—	(5,850)
Foreign currency translation adjustment	—	—	—	—	(1,584)	—	(1,584)
Net loss	—	—	—	—	—	(47,048)	(47,048)
Balances as of July 31, 2025	81,546,068	$81	$5,064,031	$(201,341)	$5,581	$(1,925,378)	$2,942,974
Stock option exercises	68,076	—	533	—	—	—	533
Vesting of restricted stock units	425,178	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(148,439)	—	(46,072)	—	—	—	(46,072)
Stock-based compensation	—	—	133,630	—	—	—	133,630
Repurchases of common stock	(513,620)	—	—	(145,313)	—	—	(145,313)
RSA forfeitures	(19,845)	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	3,845	—	3,845
Foreign currency translation adjustment	—	—	—	—	849	—	849
Net loss	—	—	—	—	—	(2,007)	(2,007)
Balances as of October 31, 2025	81,357,418	$81	$5,152,122	$(346,654)	$10,275	$(1,927,385)	$2,888,439

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	72,741,321	$73	$2,777,322	$(1,319)	$4,545	$(1,711,632)	$1,068,989
Stock option exercises	132,617	—	953	—	—	—	953
Vesting of restricted stock units	399,213	—	—	—	—	—	—
Vesting of performance stock units	77,444	—	—	—	—	—	—
Stock-based compensation	—	—	120,763	—	—	—	120,763
Unrealized loss on available-for-sale securities	—	—	—	—	(9,541)	—	(9,541)
Foreign currency translation adjustment	—	—	—	—	(1,007)	—	(1,007)
Reclassification of derivative related to the Capped Call associated with the 2024 Notes	—	—	169,692	—	—	—	169,692
Net loss	—	—	—	—	—	(80,593)	(80,593)
Balances as of April 30, 2024	73,350,595	$73	$3,068,730	$(1,319)	$(6,003)	$(1,792,225)	$1,269,256
Stock option exercises	41,954	—	353	—	—	—	353
Vesting of restricted stock units	374,560	—	—	—	—	—	—
Stock-based compensation	—	—	122,423	—	—	—	122,423
Issuance of common stock under the Employee Stock Purchase Plan	96,603	—	18,640	—	—	—	18,640
Unrealized gain on available-for-sale securities	—	—	—	—	6,989	—	6,989
Foreign currency translation adjustment	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	(54,529)	(54,529)
Balances as of July 31, 2024	73,863,712	73	3,210,146	(1,319)	901	(1,846,754)	1,363,047
Stock option exercises	40,672	—	315	—	—	—	315
Vesting of restricted stock units	385,695	—	—	—	—	—	—
Stock-based compensation	—	—	125,712	—	—	—	125,712
Conversion of convertible senior notes	103,696	—	20,973	—	—	—	20,973
Unrealized gain on available-for-sale securities	—	—	—	—	1,734	—	1,734
Foreign currency translation adjustment	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	(9,776)	(9,776)
Balances as of October 31, 2024	74,393,775	$73	$3,357,146	$(1,319)	$2,606	$(1,856,530)	$1,501,976
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities
Net loss	$(86,681)	$(144,898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,654	9,580
Stock-based compensation	406,461	368,898
Amortization of debt discount and issuance costs	—	2,419
Amortization of finance right-of-use assets	2,981	2,981
Amortization of operating right-of-use assets	8,498	8,300
Deferred income taxes	(687)	(799)
Amortization of premium and accretion of discount on short-term investments, net	(8,749)	(19,117)
Realized and unrealized loss (gain) on financial instruments, net	563	(1,190)
Unrealized foreign exchange loss	1,040	1,992
Change in operating assets and liabilities:
Accounts receivable, net	(25,188)	(11,258)
Prepaid expenses and other current assets	(1,883)	(582)
Deferred commissions	10,952	(38,794)
Other long-term assets	(13,999)	(17,704)
Accounts payable	3,555	1,569
Accrued liabilities	10,923	22,494
Operating lease liabilities	(8,321)	(9,145)
Deferred revenue	9,459	(71,352)
Other liabilities, non-current	(34)	(3,741)
Net cash provided by operating activities	325,544	99,653
Cash flows from investing activities
Purchases of property, equipment and other assets	(3,826)	(3,571)
Business combination, net of cash acquired	(2,032)	—
Investments in non-marketable securities	(8,322)	(5,750)
Proceeds from maturities of marketable securities	595,970	570,000
Proceeds from the sales of marketable securities	127,660	—
Purchases of marketable securities	(337,292)	(971,803)
Net cash provided by (used in) investing activities	372,158	(411,124)
Cash flows from financing activities
Repurchases of common stock	(343,079)	—
Proceeds from settlement of capped calls	—	170,589
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	22,917	18,640
Proceeds from exercise of stock options	2,322	1,621
Taxes paid related to net share settlement of equity awards	(38,496)	—
Principal payments of finance leases	(5,800)	(4,534)
Net cash (used in) provided by financing activities	(362,136)	186,316
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,851	(2,825)
Net increase in cash, cash equivalents and restricted cash	344,417	(127,980)
Cash, cash equivalents and restricted cash, beginning of period	492,753	803,643
Cash, cash equivalents and restricted cash, end of period	$837,170	$675,663
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$10,644	$11,703
Interest expense	1,459	3,236
Noncash investing and financing activities:
Issuance of common stock in connection with a business combination	141,402	—
Purchases of property and equipment included in accounts payable and accrued liabilities	1,402	1,296
Unpaid taxes for net share settlement of equity awards included in accrued compensation and benefits	7,576	—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$834,092	$673,054
Restricted cash, non-current	3,078	2,609
Total cash, cash equivalents and restricted cash	$837,170	$675,663
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

Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued an update to ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to prescriptive and sequential software development stages and allows software development costs to be capitalized once management commits to funding the project and it is probable that the project will be completed and used as intended. The new guidance introduces the concept of "significant development uncertainty," which if present, prevents capitalization. The guidance is effective for annual filings for the Company's fiscal year beginning February 1, 2028, and interim reporting periods within those annual reporting periods, and can be applied using a prospective, retrospective, or modified transition approach, with early adoption permitted. The Company is currently evaluating the impact of the updates to ASU 2025-06 on its consolidated financial statements.

3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of October 31, 2025 and January 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurement as of October 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$250,305	$—	$—	$250,305
Short-term investments:
U.S. government treasury securities	1,471,669	—	—	1,471,669
Total financial assets	$1,721,974	$—	$—	$1,721,974

	Fair Value Measurement as of January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$152,588	$—	$—	$152,588
Short-term investments:
U.S. government treasury securities	1,846,444	—	—	1,846,444
Total financial assets	$1,999,032	$—	$—	$1,999,032
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of October 31, 2025 and January 31, 2025 (in thousands):

	October 31, 2025			January 31, 2025
	Amortized Cost	Net Unrealized Gains	Fair Value	Amortized Cost	Net Unrealized Gains	Fair Value
Due within one year	$907,233	$2,157	$909,390	$968,748	$944	$969,692
Due after one year and within three years	558,042	4,237	562,279	876,154	598	876,752
Total short-term investments	$1,465,275	$6,394	$1,471,669	$1,844,902	$1,542	$1,846,444
As of October 31, 2025 and January 31, 2025, net unrealized gains on the Company’s U.S. government treasury securities were approximately $6.4 million and $1.5 million, respectively. These net unrealized gains were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Since the fluctuation in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of October 31, 2025. Gross realized gains and losses were not material for each of the three and nine months ended October 31, 2025 and 2024. There were no material short-term investments in a continuous loss position for greater than twelve months.
Non-marketable Securities
As of October 31, 2025 and January 31, 2025, the total amount of non-marketable equity securities included in other assets on the Company’s condensed consolidated balance sheets were $31.9 million and $24.2 million, respectively. The Company invested an additional $8.5 million and $5.8 million of its cash in non-marketable equity securities during the nine months ended October 31, 2025 and 2024, respectively. The Company recognized immaterial net unrealized losses on certain of these non-marketable securities during the three and nine months ended October 31, 2025. The Company recognized immaterial net unrealized gains on certain of these non-marketable securities during the three and nine months ended October 31, 2024.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
associated with this business combination is attributable to the assembled workforce as well as synergies expected from expanded market opportunities when integrating the acquired developed technology with the Company’s offerings.
The Company incurred acquisition-related costs for the Voyage AI acquisition of $1.5 million during the nine months ended October 31, 2025. These acquisition-related costs were included in general and administrative expenses in the Company’s interim condensed consolidated statements of operations.
From the date of acquisition through October 31, 2025, revenue attributable to Voyage AI, included in the Company’s interim condensed consolidated statements of operations for the three and nine months ended October 31, 2025, was not material.
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

5. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	October 31, 2025	January 31, 2025
Balance, beginning of year	$69,679	$69,679
Increase in goodwill related to business combinations	119,962	—
Balance, end of period	$189,641	$69,679
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	October 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$65,200	$(49,333)	$15,867
Customer relationships	15,200	(15,200)	—
IP addresses	24,445	(2,004)	22,441
Total	$104,845	$(66,537)	$38,308

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	January 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$41,200	$(40,407)	$793
Customer relationships	15,200	(15,200)	—
IP addresses	23,986	(182)	23,804
Total	$80,386	$(55,789)	$24,597
Intangible assets are primarily acquired through business combinations. See Note 4, Business Combinations, for further details. During the year ended January 31, 2025, the Company purchased $24.0 million of intangible assets for IP addresses and the costs are amortized on a straight-line basis over an estimated useful life of ten years.
Intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $3.8 million and $10.7 million for the three and nine months ended October 31, 2025, respectively and $0.2 million and $3.0 million for the three and nine months ended October 31, 2024, respectively. Amortization expense for developed technology is included as cost of subscription revenue and research and development expense in the Company’s interim condensed consolidated statements of operations. Amortization expense for customer relationships is included as sales and marketing expense in the Company’s interim condensed consolidated statements of operations. Amortization expense for IP addresses is included as cost of subscription revenue in the Company’s interim condensed consolidated statements of operations.
As of October 31, 2025, future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal Period:
Remainder of 2026	$3,806
2027	14,558
2028	3,003
2029	2,444
2030	2,444
Thereafter	12,053
Total	$38,308

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Capped Calls associated with the 2026 Notes each have an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls have initial cap prices of $296.42 per share, subject to certain adjustments. The Company did not unwind any of these Capped Calls through October 31, 2025.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease Costs
The components of the Company’s lease costs included in its interim condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Finance lease cost:
Amortization of finance lease right-of-use assets	$995	$994	$2,981	$2,981
Interest on finance lease liabilities	463	556	1,459	1,733
Operating lease cost	3,398	3,716	9,992	9,873
Short-term lease cost	1,128	1,222	3,330	4,254
Variable lease cost	1,238	945	3,643	2,931
Total lease cost	$7,222	$7,433	$21,405	$21,772
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	October 31, 2025	January 31, 2025
Finance Lease:
Property and equipment, net	$16,559	$19,540
Other accrued liabilities, current	6,381	6,814
Other liabilities, non-current	25,330	30,697
Operating Leases:
Operating lease right-of-use assets	$30,914	$34,607
Operating lease liabilities, current	9,145	9,126
Operating lease liabilities, non-current	25,480	27,374
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of October 31, 2025 were as follows (in thousands):

Fiscal Period:	Finance Lease	Operating Leases
Remainder of 2026	$1,452	$2,114
2027	8,711	11,986
2028	8,711	8,810
2029	8,711	6,856
2030	7,985	4,118
Thereafter	—	5,303
Total minimum payments	35,570	39,187
Less imputed interest	(3,859)	(4,562)
Present value of future minimum lease payments	31,711	34,625
Less current obligations under leases	(6,381)	(9,145)
Non-current lease obligations	$25,330	$25,480

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. Commitments and Contingencies
Non-cancelable Material Commitments
During the three months ended October 31, 2025, the Company entered into a renewal agreement with a cloud infrastructure provider that includes a non-cancelable commitment of $300 million to be paid over a period from October 2025 through October 2028.
During the nine months ended October 31, 2025, other than certain non-cancelable operating leases described in Note 7, Leases and the renewal agreement with a cloud infrastructure provider, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2025 Form 10-K.
Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, former CEO Dev Ittycheria, and former COO and CFO Michael Gordon. On January 27, 2025, the lead plaintiff in the lawsuit (the “Securities Action”) filed an Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. Defendants filed a motion to dismiss the complaint on May 9, 2025. Plaintiffs filed an opposition brief on July 1, 2025, and defendants filed their reply brief on July 29, 2025. The Court has not yet ruled on Defendants’ motion. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York, Case. No. 1:24-cv-07594, against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Roy v. Ittycheria et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. Another similar case was subsequently filed in the same district and has been consolidated with the Roy action with the caption In re MongoDB, Inc. Shareholder Litigation (the “S.D.N.Y. Derivative Litigation”). On September 12, 2025 another purported derivative action was filed in the Court of Chancery of the State of Delaware, Case No. 2025-1030, against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Sansone v. Ittycheria, et al. The lawsuit, like the S.D.N.Y. Derivative Action, alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. The S.D.N.Y. Derivative Litigation and the Delaware Derivative Action are both at early stages and have both been stayed pending the outcome of the Court’s decision on the defendants’ motion to dismiss the Securities Action.
Although claims and litigation are inherently unpredictable, as of October 31, 2025, other than as disclosed above, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Primary geographical markets:
Americas	$380,004	$325,076	$1,077,115	$881,958
EMEA	175,348	140,744	487,074	400,864
Asia Pacific	72,957	63,555	204,536	175,223
Total	$628,309	$529,375	$1,768,725	$1,458,045

Subscription product categories and services:
MongoDB Atlas-related	$470,399	$362,604	$1,305,262	$1,016,142
Other subscription	138,668	149,601	407,615	396,764
Services	19,242	17,170	55,848	45,139
Total	$628,309	$529,375	$1,768,725	$1,458,045
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, as of October 31, 2025 and January 31, 2025 was $367.0 million and $359.8 million, respectively. Approximately 17% and 22% of the total revenue recognized for the nine months ended October 31, 2025 and 2024, respectively, was from deferred revenue at the beginning of each respective period.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. As of October 31, 2025, the aggregate transaction price allocated to remaining performance obligations was $994.3 million. Approximately 55% is expected to be recognized as revenue over the next 12 months, 42% in 13 to 36 months and the remainder thereafter. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of October 31, 2025 and January 31, 2025, unbilled receivables were $17.3 million and $22.5 million, respectively.
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2025	$8,888
Provision	11,302
Recoveries/write-offs	(7,885)
Balance as of October 31, 2025	$12,305
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $352.4 million and $363.4 million as of October 31, 2025 and January 31, 2025, respectively, of which $229.5 million and $250.7 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of October 31, 2025 and January 31, 2025, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s interim condensed consolidated statements of operations, was $33.1 million and $101.2 million for the three and nine months ended October 31, 2025, respectively, and $28.6 million and $82.2 million for the three and nine months ended October 31, 2024, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock Options
The following table summarizes stock option activity for the nine months ended October 31, 2025 (in thousands, except share and per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2025	567,425	$8.41	1.5	$150,319
Stock options exercised	(313,888)	7.72
Stock options forfeited and expired	—	—
Balance - October 31, 2025	253,537	9.26	1.2	88,883
Vested and exercisable - January 31, 2025	567,425	8.41	1.5	150,319
Vested and exercisable - October 31, 2025	253,537	$9.26	1.2	$88,883
Restricted Stock Units
During the three months ended October 31, 2025, the Company began funding withholding taxes in certain jurisdictions due upon the vesting of employee RSUs and executive PSUs by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement of employee RSUs and executive PSUs are reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs and executive PSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to common stockholders. No executive PSUs vested during the three months ended October 31, 2025.
The following table summarizes RSU activity for the nine months ended October 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2025	3,533,507	$291.43
RSUs granted	3,005,681	215.79
RSUs vested	(1,267,669)	282.32
RSUs forfeited and canceled	(766,082)	254.07
Unvested - October 31, 2025	4,505,437	$249.89
Restricted Stock Awards
The Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests. Refer to Note 4, Business Combinations, for further details on the issuance of restricted stock awards in connection with the acquisition of Voyage AI.
The following table summarizes RSA activity for the nine months ended October 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value per RSA
Unvested - January 31, 2025	—	$—
RSAs granted	213,023	292.05
RSAs vested	(61,408)	292.05
RSAs forfeited and canceled	(19,845)	292.05
Unvested - October 31, 2025	131,770	$292.05

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Executive Performance Share Awards
The following table summarizes PSU activity for the nine months ended October 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value per PSU
Unvested - January 31, 2025	146,284	$287.57
PSUs granted	115,708	192.99
PSUs vested	(91,319)	266.18
Adjustment for performance achievement	17,955	216.79
PSUs forfeited and canceled	(30,403)	274.62
Unvested - October 31, 2025	158,225	$225.21
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
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s interim condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue—subscription	$8,990	$7,884	$26,216	$21,566
Cost of revenue—services	4,572	3,495	12,739	10,151
Sales and marketing	36,965	40,540	112,332	121,193
Research and development	67,255	57,850	208,773	168,211
General and administrative	15,848	15,943	46,401	47,777
Total stock-based compensation expense	$133,630	$125,712	$406,461	$368,898
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

During the three and nine months ended October 31, 2025, the Company repurchased 513,620 and 1,443,294 shares of common stock for $145.3 million and $345.3 million, respectively, of which, $2.3 million is included in other accrued liabilities on the Company’s condensed consolidated balance sheet as of October 31, 2025. The average price per share for the three and nine months ended October 31, 2025 was $294.01 and $265.88, respectively. All repurchases were made in open market transactions and recorded in treasury stock. As of October 31, 2025, our total remaining authorization under our stock repurchase plan is $654.7 million.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(2,007)	$(9,776)	$(86,681)	$(144,898)

Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	81,401,853	74,020,593	81,245,331	73,472,900

Net loss per share, basic and diluted	$(0.02)	$(0.13)	$(1.07)	$(1.97)
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
The following shares of common stock were excluded from the computation of diluted net loss per share attributable to the Company for the periods presented because including them would have been anti-dilutive as the Company has reported net loss for each of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Stock options pursuant to the 2016 Equity Incentive Plan	190,117	303,833	190,117	326,151
Stock options pursuant to the 2008 Stock Incentive Plan	63,420	336,783	63,420	364,653
Unvested restricted stock units	4,505,437	3,814,958	4,505,437	3,877,567
Unvested restricted stock awards	131,770	—	131,770	—
Unvested executive PSUs	158,225	179,053	158,225	184,532
Shares underlying the conversion option of the 2026 Notes	—	5,561,065	—	5,483,690
Total	5,048,969	10,195,692	5,048,969	10,236,593

12. Income Taxes
The Company recorded a provision for income taxes of $3.4 million and 11.6 million for the three and nine months ended October 31, 2025, respectively, and $2.7 million and $9.1 million for the three and nine months ended October 31, 2024, respectively. The provisions recorded during each of the three and nine months ended October 31, 2025 and 2024 were driven by an increase in global income and the associated foreign taxes as the Company continues its global expansion. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in the current fiscal period and others in the fiscal year ended January 31, 2027. We have completed a current fiscal year assessment of the related tax impacts this quarter on our condensed consolidated financial statements. Given the ongoing tax losses and full valuation allowance against our domestic deferred tax assets, we do not expect any material impacts from the provisions effective in the fiscal year ended January 31, 2026 on our consolidated financial statements.

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
Geographic Information
Customers located in the United States accounted for 53% and 54% of total revenue for the three and nine months ended October 31, 2025, respectively, and 55% and 54% of total revenue for the three and nine months ended October 31, 2024, respectively. No other country accounted for 10% or more of revenue for the periods presented.
Long-lived assets located in the United States accounted for 85% of total long-lived assets as of October 31, 2025 and 86% as of October 31, 2024. No other countries accounted for 10% or more of long-lived assets as of October 31, 2025 and October 31, 2024.

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

MONGODB, INC.
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
Overview
MongoDB is the developer data platform company whose mission is to empower developers to create, transform, and disrupt industries by unleashing the power of software and data. The foundation of our offering is the world’s leading, modern general purpose database. Organizations can deploy our database at scale in the cloud, on-premises, or in a hybrid environment. Built on our unique document-based architecture, our database is designed to meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases. In addition to the database, our developer data platform includes a set of, tightly integrated, capabilities such as search, time series, data lifecycle, application-driven analytics and stream processing that allow developers to address a broader range of application requirements. Our business model combines the developer mindshare and adoption benefits of open source with the economic benefits of a proprietary software subscription business model. MongoDB is headquartered in New York City and our total headcount increased to 5,639 as of October 31, 2025, from 5,436 as of October 31, 2024.
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue for both the three and nine months ended October 31, 2025, respectively, and 97% for both the three and nine months ended October 31, 2024.
MongoDB Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as MongoDB Atlas Search, Vector Search, time series, data lifecycle, application-driven analytics and stream processing. During the three and nine months ended October 31, 2025, MongoDB Atlas revenue represented 75% and 74%, respectively, as compared to 68% and 70% of our total revenue during the three and nine months ended October 31, 2024, respectively, reflecting the continued strength of MongoDB Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of MongoDB Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in MongoDB Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our MongoDB Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 20% and 21% for the three and nine months ended October 31, 2025, respectively, and 25% and 24% of our subscription revenue for

MONGODB, INC.
the three and nine months ended October 31, 2024, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 650 million times since February 2009. We also offer a free tier of MongoDB Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and MongoDB Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for MongoDB Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of MongoDB Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for both the three and nine months ended October 31, 2025, and 3% for both the three and nine months ended October 31, 2024. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We believe the market for our offerings is large and growing. According to IDC, the worldwide data software market, which it refers to as the Data Management Software market, was $93 billion in 2024 growing to approximately $169 billion in 2029. This represents a 13% five year compound annual growth rate.
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
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of October 31, 2025, we had over 62,500 customers across a wide range of industries and in over 100 countries, compared to over 52,600 customers as of October 31, 2024. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
As of October 31, 2025, we had over 7,000 customers that were sold through our direct sales force and channel partners, as compared to over 7,400 such customers as of October 31, 2024. These customers, which we refer to as our Direct Sales Customers, accounted for 87% of our subscription revenue for both the three and nine months ended October 31, 2025 and 88% for both the three and nine months ended October 31, 2024, respectively. We plan to continue to invest in acquiring

MONGODB, INC.
new customers and additional workloads from existing customers across all of our channels. We had over 60,800 MongoDB Atlas customers as of October 31, 2025 compared to over 51,100 as of October 31, 2024. The growth in MongoDB Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental MongoDB Atlas workloads.
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
We calculate annualized recurring revenue (“ARR”) and annualized monthly recurring revenue (“MRR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of Direct Sales Customers of MongoDB Atlas, by annualizing the prior 90 days of their actual usage of MongoDB Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate annualized MRR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR and annualized MRR exclude professional services. The number of customers with $100,000 or greater in ARR and annualized MRR was 2,694 and 2,314 as of October 31, 2025 and 2024, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR and annualized MRR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR and annualized MRR from all customers at the close of the base period, including those who churned or reduced their subscriptions. As of October 31, 2025, our net ARR expansion rate was 120%. Our net ARR expansion rate may fluctuate in future periods due to a variety of factors, including the volume and type of workloads that we onboard, growth rate of historical workloads on our platform and changes in the macroeconomic environment.
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

MONGODB, INC.
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

MONGODB, INC.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Consolidated Statements of Operations Data:
Revenue:
Subscription	$609,067	$512,205	$1,712,877	$1,412,906
Services	19,242	17,170	55,848	45,139
Total revenue	628,309	529,375	1,768,725	1,458,045
Cost of revenue:
Subscription(1)	146,921	111,150	416,455	318,728
Services(1)	32,256	24,181	92,191	67,553
Total cost of revenue	179,177	135,331	508,646	386,281
Gross profit	449,132	394,044	1,260,079	1,071,764
Operating expenses:
Sales and marketing(1)	230,864	217,954	695,852	658,937
Research and development(1)	176,610	151,410	527,178	446,437
General and administrative(1)	60,082	52,556	174,321	163,892
Total operating expenses	467,556	421,920	1,397,351	1,269,266
Loss from operations	(18,424)	(27,876)	(137,272)	(197,502)
Other income, net	19,774	20,767	62,178	61,749
Income (loss) before provision for income taxes	1,350	(7,109)	(75,094)	(135,753)
Provision for income taxes	3,357	2,667	11,587	9,145
Net loss	$(2,007)	$(9,776)	$(86,681)	$(144,898)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue—subscription	$8,990	$7,884	$26,216	$21,566
Cost of revenue—services	4,572	3,495	12,739	10,151
Sales and marketing	36,965	40,540	112,332	121,193
Research and development	67,255	57,850	208,773	168,211
General and administrative	15,848	15,943	46,401	47,777
Total stock‑based compensation expense	$133,630	$125,712	$406,461	$368,898

MONGODB, INC.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Percentage of Revenue Data:
Revenue:
Subscription	97%	97%	97%	97%
Services	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	24%	21%	24%	21%
Services	5%	5%	5%	5%
Total cost of revenue	29%	26%	29%	26%
Gross profit	71%	74%	71%	74%
Operating expenses:
Sales and marketing	37%	41%	39%	45%
Research and development	28%	29%	30%	31%
General and administrative	9%	9%	10%	11%
Total operating expenses	74%	79%	79%	87%
Loss from operations	(3)%	(5)%	(8)%	(13)%
Other income, net	3%	4%	4%	4%
Income (loss) before provision for income taxes	—%	(1)%	(4)%	(9)%
Provision for income taxes	1%	1%	1%	1%
Net loss	(1)%	(2)%	(5)%	(10)%

Comparison of the Three Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Subscription	$609,067	$512,205	$96,862	19%
Services	19,242	17,170	2,072	12%
Total revenue	$628,309	$529,375	$98,934	19%
Headcount (at period end)
Subscription	483	458
Services	371	317
Total headcount	854	775

Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $96.9 million primarily due to an increase in consumption of MongoDB Atlas by our large existing customers as evidenced by our net ARR expansion rate of 120% as of October 31, 2025.

MONGODB, INC.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Subscription cost of revenue	$146,921	$111,150	$35,771	32%
Services cost of revenue	32,256	24,181	8,075	33%
Total cost of revenue	179,177	135,331	43,846	32%
Gross profit	$449,132	$394,044	$55,088	14%
Gross margin	71%	74%
Subscription	76%	78%
Services	(68)%	(41)%
The increase in subscription cost of revenue was primarily due to a $26.5 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of MongoDB Atlas, an increase of $5.0 million in personnel costs and stock-based compensation, and an increase of $3.0 million in amortization costs primarily related to acquired intangible assets. The increase in services cost of revenue was primarily due to a $4.8 million increase in personnel costs and stock-based compensation and a $2.5 million increase in third-party consultant costs related to the delivery of consulting and training services.
Our overall gross margin decreased to 71%. Our subscription gross margin declined to 76% due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total subscription revenue. Services gross margin decreased due to the impact of higher third-party consultant and training costs, services personnel costs and stock-based compensation related to growth in headcount.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Sales and marketing	$230,864	$217,954	$12,910	6%
Headcount (at period end)	2,421	2,489
The increase in sales and marketing expense was primarily driven by a $7.7 million increase in spend on in-person events and digital marketing programs and a $6.7 million increase in commissions, partially offset by a $2.2 million decrease in overhead costs and travel-related expenses.
Research and Development

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Research and development	$176,610	$151,410	$25,200	17%
Headcount (at period end)	1,476	1,308
The increase in research and development expense was primarily driven by a $20.0 million increase in personnel costs and stock-based compensation and a $2.6 million increase in third-party infrastructure expenses to support ongoing product development and testing activities.
General and Administrative

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2025	2024	$	%
General and administrative	$60,082	$52,556	$7,526	14%
Headcount (at period end)	888	864
    The increase in general and administrative expense was due to higher costs to support the growth of our business. In particular, these higher costs were driven by a $3.8 million increase in personnel cost and stock-based compensation and a

MONGODB, INC.
$3.5 million increase in software, hosting, and IT-related expenses associated with ongoing initiatives to enhance systems and operational efficiency.

Other Income, Net

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Other income, net	$19,774	$20,767	$(993)	(5)%
Other income, net for the three months ended October 31, 2025 decreased primarily due to lower interest income from our short-term investments.
Provision for Income Taxes

	Three Months Ended October 31,		Change
(unaudited, in thousands)	2025	2024	$	%
Provision for income taxes	$3,357	$2,667	$690	26%
The increase in the provision for income taxes during the three months ended October 31, 2025 was primarily due to an increase in foreign taxes as we continue our global expansion.

Comparison of the Nine Months Ended October 31, 2025 and 2024
Revenue

	Nine Months Ended October 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Subscription	$1,712,877	$1,412,906	$299,971	21%
Services	55,848	45,139	10,709	24%
Total revenue	$1,768,725	$1,458,045	$310,680	21%
Headcount (at period end)
Subscription	483	458
Services	371	317
Total headcount	854	775
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $300.0 million primarily due to an increase in consumption of MongoDB Atlas by our large existing customers as evidenced by our net ARR expansion rate of 120% as of October 31, 2025.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Nine Months Ended October 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Subscription cost of revenue	$416,455	$318,728	$97,727	31%
Services cost of revenue	92,191	67,553	24,638	36%
Total cost of revenue	508,646	386,281	122,365	32%
Gross profit	$1,260,079	$1,071,764	$188,315	18%
Gross margin	71%	74%
Subscription	76%	77%
Services	(65)%	(50)%
The increase in subscription cost of revenue was primarily due to a $70.4 million increase in third‑party cloud

MONGODB, INC.
infrastructure costs, including costs associated with the growth of MongoDB Atlas, and increase of $15.2 million personnel costs and stock-based compensation and $8.4 million increase in amortization costs primarily related to acquired intangible assets. The increase in third‑party cloud infrastructure costs was partially offset by continued cost efficiencies realized as we scale MongoDB Atlas. The increase in services cost of revenue was primarily due to a $14.3 million increase in personnel costs and stock-based compensation and a $7.9 million increase in third-party consultant costs related to the delivery of consulting and training services.
Our overall gross margin decreased to 71%. Our subscription gross margin declined to 76% due to an increase in subscription revenue from MongoDB Atlas as a percentage of our total subscription revenue. Services gross margin decreased due to the impact of higher third-party consultant and training costs, services personnel costs and stock-based compensation related to growth in headcount.
Operating Expenses
Sales and Marketing

	Nine Months Ended October 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Sales and marketing	$695,852	$658,937	$36,915	6%
Headcount (at period end)	2,421	2,489
The increase in sales and marketing expense was primarily driven by a $26.5 million increase in commissions, a $22.6 million increase in personnel costs, $4.8 million in restructuring costs and a $4.1 million increase in spend on in-person events and digital marketing programs. The increase in sales and marketing was partially offset by a $13.9 million decrease in travel-related expenses due to reduced internal travel and sales events and a $8.9 million decrease in stock-based compensation.
Research and Development

	Nine Months Ended October 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Research and development	$527,178	$446,437	$80,741	18%
Headcount (at period end)	1,476	1,308
The increase in research and development expense was primarily driven by a $71.7 million increase in personnel costs and stock-based compensation, a $5.5 million increase in third-party infrastructure expenses to support ongoing product development and testing activities, and a $3.2 million increase in allocated overhead costs.
General and Administrative

	Nine Months Ended October 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
General and administrative	$174,321	$163,892	$10,429	6%
Headcount (at period end)	888	864
The increase in general and administrative expense was primarily driven by a $11.3 million increase in personnel costs and a $6.6 million increase in software and hosting expenses associated with ongoing initiatives to enhance systems and operational efficiency, which was partially offset by a $7.2 million release of reserves for value-added tax expense related to our operations in certain non-US jurisdictions.

MONGODB, INC.
Other Income, Net

	Nine Months Ended October 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Other income, net	$62,178	$61,749	$429	1%
Other income, net, for the nine months ended October 31, 2025 improved primarily due to higher interest income from our short-term investments.
Provision for Income Taxes

	Nine Months Ended October 31,		Change
(unaudited, dollars in thousands)	2025	2024	$	%
Provision for income taxes	$11,587	$9,145	$2,442	27%
The increase in the provision for income taxes during the nine months ended October 31, 2025, was primarily due to an increase in foreign taxes as we continue our global expansion.
Liquidity and Capital Resources
As of October 31, 2025, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.3 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
In June 2025, the Company’s Board of Directors authorized an additional $800.0 million in repurchases under the Share Repurchase Program, bringing the aggregate authorized repurchase amount to $1.0 billion. During the nine months ended October 31, 2025, the Company repurchased 1,443,294 shares of common stock for $345.3 million, of which, $2.3 million is included in other accrued liabilities on the Company’s condensed consolidated balance sheet as of October 31, 2025, at an average price per share of $265.88. Refer to Note 10, Equity, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, and “Purchases of Equity Securities by the Issuer” included in Part II, Item 5 of this Quarterly Report on Form 10-Q for further details.
During the three months ended October 31, 2025, we began funding withholding taxes in certain jurisdictions due on the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of our common stock to cover taxes upon vesting of such awards. The amount of withholding taxes paid related to net share settlement of employee RSUs was $38.5 million for the three months ended October 31, 2025.
We have generated significant operating losses as reflected in our accumulated deficit of $1.9 billion as of October 31, 2025. While we generated positive cash flows from operations in recent years, we have generated negative cash flows from operations in the past as reflected in our historical consolidated statements of cash flows. We expect to continue to incur operating losses, may experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

MONGODB, INC.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Nine Months Ended October 31,
	2025	2024
Net cash provided by operating activities	$325,544	$99,653
Net cash provided by (used in) investing activities	372,158	(411,124)
Net cash (used in) provided by financing activities	(362,136)	186,316
Operating Activities
Cash provided by operating activities during the nine months ended October 31, 2025 was $325.5 million, driven primarily by an increase in our cash collections reflecting the overall growth of our sales and expansion of our customer base. Our net loss of $86.7 million, includes $406.5 million of stock‑based compensation, $16.7 million of depreciation and amortization, $11.0 million of deferred commissions, $9.5 million of deferred revenue and $7.9 million of other net non-cash charges. Partially offsetting these benefits to our operating cash flow were an increase accounts receivable of $25.2 million and an increase in other long-term assets of $14.0 million.
Cash provided by operating activities during the nine months ended October 31, 2024 was $99.7 million, driven primarily by an increase in our cash collections reflecting the overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable increased by $11.3 million. In addition, our net loss of $144.9 million, includes non‑cash charges of $368.9 million for stock‑based compensation and $9.6 million for depreciation and amortization. Our accrued liabilities increased by $22.5 million reflecting our increase in expenses and timing of payments. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $71.4 million, amortization of premium and accretion of discount on short-term investments, net of $19.1 million, an increase in deferred commissions of $38.8 million and other net non-cash charges of $15.9 million.
Investing Activities
Cash provided by investing activities during the nine months ended October 31, 2025 was $372.2 million, due to proceeds from maturities and sales of marketable securities, net of purchases, of $386.3 million, partially offset by cash used for investments in non-marketable securities of $8.3 million, purchases of property and equipment of $3.8 million and payments related to a business combination, net of cash acquired of $2.0 million.
Cash used in investing activities during the nine months ended October 31, 2024 was $411.1 million, due to purchases of marketable securities, net of maturities, of $401.8 million, cash used for investments in non-marketable securities of $5.8 million and purchases of property and equipment of $3.6 million.
Financing Activities
Cash used in financing activities during the nine months ended October 31, 2025 was $362.1 million, due to repurchases of common stock of $343 million, $38.5 million due to taxes paid related to net share settlement of equity awards, and principal payments of finance leases of $5.8 million, offset by proceeds from the issuance of common stock under the Employee Stock Purchase Plan of $22.9 million and proceeds from the exercises of stock options of $2.3 million.
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

MONGODB, INC.
seasonal variability. As MongoDB Atlas revenue continues to increase as a percentage of total revenue, these fluctuations may have a greater impact on our results of operations.

Contractual Obligations and Commitments
During the nine months ended October 31, 2025, the Company entered into a renewal agreement with a cloud infrastructure provider that includes a non-cancelable commitment of $300 million to be paid over a period from October 2025 through October 2028. There were no other material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2025 Form 10-K. Refer to Note 7, Leases and Note 8, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of October 31, 2025, we had cash, cash equivalents, restricted cash and short-term investments of $2.3 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of October 31, 2025.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three months ended October 31, 2025 and 2024. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of October 31, 2025 and January 31, 2025, the total amount of non-marketable securities included in other assets on our balance sheets was $31.9 million and $24.2 million, respectively.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025. Based on the evaluation of our disclosure controls and procedures as of October 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, former CEO Dev Ittycheria, and former COO and CFO Michael Gordon. On January 27, 2025, the lead plaintiff in the lawsuit (the “Securities Action”) filed an Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. Defendants filed a motion to dismiss the complaint on May 9, 2025. Plaintiffs filed an opposition brief on July 1, 2025, and defendants filed their reply brief on July 29, 2025. The Court has not yet ruled on Defendants’ motion. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York , Case. No. 1:24-cv-07594, against the Company, as nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Roy v. Ittycheria et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. Another similar case was subsequently filed in the same district and has been consolidated with the Roy action with the caption In re MongoDB, Inc. Shareholder Litigation (the “S.D.N.Y Derivative Litigation”). On September 12, 2025 another purported derivative action was filed in the Court of Chancery of the State of Delaware, Case No. 2025-1030, against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Sansone v. Ittycheria, et al. The lawsuit, like the S.D.N.Y. Derivative Action, alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. The S.D.N.Y. Derivative Litigation and the Delaware Derivative Action are both at early stages and have both been stayed, pending the outcome of the Court's decision on the defendants' motion to dismiss the Securities Action.
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

MONGODB, INC.
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
•We have a limited operating history at our current scale, which makes it difficult to predict our future results of operations.
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

MONGODB, INC.
Risks Related to Our Business and Industry
Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and materially and adversely affect our results of operations.
Our overall performance depends in part on worldwide economic conditions and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could materially and adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, changes in trade policies, such as trade wars, tariffs or other trade restrictions or the threat of such actions, international trade relations, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, volatility in the banking sector, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the conflict in the Middle East, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business and results of operations. Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. In particular, there is currently significant uncertainty about trade policies, treaties, tariffs and taxes, which may lead to continuing volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and which may ultimately lead to reduced usage or demand for our products. Similarly, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe and creating uncertainty in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. The ongoing military conflict between Israel and Hamas, and any resulting conflicts in the region, may have similar negative impacts. Further, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.
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

MONGODB, INC.
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
We have a limited operating history at our current scale, which makes it difficult to predict our future results of operations.
As a result of our limited operating history at our current scale, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to accurately predict future growth. Our historical revenue growth has been inconsistent and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing adoption or usage of MongoDB or demand for our subscription offerings and related services, reduced conversion of users of our free offerings to paying customers, increasing competition, changes to technology or our intellectual property or our failure, for any reason, to continue to capitalize on growth opportunities. We have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
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
We derive and expect to continue to derive more than the majority of our revenue from MongoDB Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of MongoDB Atlas is critical to our continued success. Although MongoDB Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow MongoDB Atlas, including offering a free tier of MongoDB Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for MongoDB Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of

MONGODB, INC.
growth in our market. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the nine months ended October 31, 2025. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customers’ usage of MongoDB Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our MongoDB Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of MongoDB Atlas.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
•timing, amount, and cost of our investments to expand the capacity of our public cloud providers;
•the amount and timing of legal expenses, including settlements, judgments, fines, legal fees, and other charges associated with litigation, governmental investigations or inquiries, regulatory investigations or inquiries, or other legal proceedings;
•the amount and timing of costs associated with hiring, training, and integrating new employees and retaining and motivating existing employees;
•the effects and timing of acquisitions and their integration;
•changes in regulatory or legal environments, including the interpretation or enforcement of regulatory or legal requirements, that may cause us to incur, among other things, expenses associated with compliance;
•the impact of new accounting pronouncements; and
•fluctuations in stock-based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflicts between Russia and Ukraine and Israel and Hamas, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, instability in the banking sector, increases in inflation rates, higher interest rates and uncertainty about economic stability. In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates multiple times, and signaled that they will continue to adjust interest rates to stabilize and reduce current levels of inflation. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to the pandemic and macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. For instance, among other factors, the adverse macroeconomic conditions resulted in slower than historical growth of our existing Atlas applications for the nine months ended October 31, 2025. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline

MONGODB, INC.
substantially and we could face costly lawsuits, including securities class action suits. See the section titled “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
the GDPR, but because of the ambiguities in the GDPR and the evolving interpretation of the GDPR by data protection authorities, we cannot assure you that such steps are complete or effective.
Following the exit of the U.K. from the European Union (“E.U.”), the GDPR was transposed into U.K. law (the “U.K. GDPR”) as supplemented by the U.K. Data Protection Act 2018, which currently imposes the same obligations as the GDPR in most material respects. Failure to comply with the U.K. GDPR can result in fines up to a maximum of £17.5 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher. However, the U.K. GDPR will not automatically incorporate changes made to the GDPR going forward (which would need to be specifically incorporated by the U.K. government). Moreover, the U.K. government has adopted reforms to its data privacy and cybersecurity legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026) and which will introduce significant changes from the GDPR, all of which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly our Chief Executive Officer, and our highly skilled team members, including our sales personnel, customer-facing technical personnel, software engineers and AI-researchers or AI-skilled personnel.
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

MONGODB, INC.
Our ability to successfully pursue our growth strategy and compete effectively also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business, including sales personnel, customer-facing technical personnel, software engineers and AI-researchers or AI-skilled personnel, is intense, and it may be even more challenging to retain qualified personnel as many companies have moved to offer a remote or hybrid work environment. Our recruiting efforts focus on elite organizations and our primary recruiting competition are well-known, high-paying technology companies. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee compensation, which could affect our operating costs and margins, as well as potentially cause dilution to existing stockholders. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
As of October 31, 2025, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
If we enable or offer solutions that draw controversy due to their perceived or actual impact on society or if the content, analyses or recommendations that AI and ML-powered solutions assist in producing in our products and services are, or are perceived to be, deficient, insufficient, inaccurate, biased, unethical or otherwise flawed, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI and ML use and ethics

MONGODB, INC.
may also increase the burden and cost of research and development in this area, and failure to properly remediate AI and ML usage or ethics issues may cause public confidence in AI and ML to be undermined. The rapid evolution of AI and ML will require the application of resources to develop, test and maintain any potential offerings or partnerships to help ensure that AI and ML are implemented ethically in order to minimize unintended, harmful impact.
In addition, the use of AI and ML may enhance intellectual property, cybersecurity, operational and technological risks. Examples of heightened cybersecurity threats emerging from the rise of generative AI include the use of deepfake technologies in phishing and social engineering attacks, and more sophisticated malware that can evade conventional detection tools. AI and ML also make it cheaper for attackers to create malware, phishing, code reviews, or other tools at a high volume. AI and ML may change the way our industry identifies and responds to cybersecurity threats, and businesses that are slow to adopt or fail to adopt such new technologies may face a competitive disadvantage. The use of AI also has resulted in, and may in the future result in, security breaches or other security incidents that implicate the personal data of users of AI-powered applications. If we experience security breaches or incidents in connection with our use of AI and ML, it could adversely affect our reputation and expose us to legal liability or regulatory risk.
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
Moreover, any content created by us using generative AI tools may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business. For example, the output produced by generative AI tools may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our business or operations. Our business, financial condition and results of operations may be adversely affected if content, recommendations, solutions or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI and ML solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject.
Further, potential government regulation related to AI and ML use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI and ML usage or ethics issues may cause public confidence in AI and ML to be undermined, which could slow adoption of AI and ML in our products and services. For example, the European Union’s Artificial Intelligence Act (the “EU AI Act”) entered into force on August 1, 2024, with the first set of provisions thereunder becoming effective on February 2, 2025. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. This framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. The EU AI Act prohibits certain uses of AI systems and places numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are general purpose, which we currently have, or considered high risk. In addition, a patchwork of state-level AI-related

MONGODB, INC.
legislation continues to emerge in the United States. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI and ML technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI and ML. These and other developments may require us to make significant changes to our use of AI and ML, including by limiting or restricting our use of AI and ML, which may require us to make significant changes to our policies and practices. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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

The broader adoption, use and commercialization of AI and ML technologies, and the continued rapid pace of developments in the AI and ML field, are inherently uncertain. The use of AI and ML technologies in our product offerings and internal operations may not produce the desired benefits, and may result in increased reputational harm, or other adverse consequences.

We are increasingly utilizing and building AI and ML capabilities into our business, as well as incorporating AI and ML into our internal operations. We expect AI and ML solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI and ML. If we are unable to keep up with the changing AI landscape or in developing services to meet our customers’ evolving AI needs, or if the AI landscape does not develop to the extent we or our customers expect, our business, operating results, financial condition and future prospects may be adversely impacted
We may fail to properly implement or market our AI and ML solutions and features. Our competitors or other third parties may incorporate AI and ML into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our ability to effectively implement and market our AI and ML solutions and features will depend, in part, on our ability to attract and retain employees with AI and ML expertise, and we expect significant competition for professionals with the skills and technical knowledge that we will require.

In addition, we may incur significant costs and experience significant delays in developing new solutions and services or supporting or enhancing our product offerings to adapt to the changing AI and ML landscape, and we may not achieve a return on investment or capitalize on the opportunities presented by demand for AI and ML solutions. Moreover, while adoption of AI and ML is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain. Further, market acceptance, understanding and valuation of solutions and services that incorporate AI and ML technologies is uncertain, and the perceived value of AI and ML technologies used and provided by our customers could be inaccurate. If AI and ML is not broadly adopted by enterprises to the extent we expect, or if new use cases do not arise, then our opportunity may be smaller than we expect. Such risks and challenges could undermine public confidence in AI and ML, which could slow or even halt their adoption and negatively affect our business. See “—Social, ethical, security and regulatory issues relating to the use of new and evolving technologies, such as AI and ML, in our offerings or partnerships may result in reputational harm and liability.”

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
August 1 - August 31, 2025	206,075	224.89	206,075	$754,671
September 1 - September 30, 2025	147,443	322.54	147,443	707,142
October 1 - October 31, 2025	160,102	328.06	160,102	$654,665
Total	513,620	$294.01	513,620
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
During the three months ended October 31, 2025, one of our executive officers and one of our board of directors engaged in the following Rule 10b5-1 trading arrangements:
On August 27, 2025, Cedric Pech, our President of Field Operations, terminated a previously disclosed trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act, and which had been entered into on June 18, 2025. The terminated plan provided for the potential sale of up to 100% of the (net) shares of common stock resulting from the vesting of an aggregate of 48,196 RSUs and PSUs in amounts and prices determined in accordance with a formula set forth in the plan (net shares are net of tax withholding) over a period scheduled to end on the earlier of (i) the date that all the shares under the plan were sold and (ii) June 18, 2026, subject to early termination for certain specified events set forth in the plan. No further transactions will occur under the terminated plan.
On September 16, 2025, Hope Cochran, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Cochran’s plan is for the sale of up to 4,698 shares of common stock underlying stock options and 4,000 shares of common stock, in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of (i) the date that all the shares under the plan are sold and (ii) September 30, 2026, subject to early termination for certain specified events set forth in the plan.
During the three months ended October 31, 2025, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement.
Chief Accounting Officer Transition
On December 1, 2025, Thomas Bull, the Company’s Chief Accounting Officer, announced his resignation from the Company, effective February 27, 2026.

MONGODB, INC.
ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Registrant	8-K	001-38240	3.1	10/25/2017

3.1.1	Certificate of Retirement	8-K	001-38240	3.1	6/16/2020

3.1.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant	10-Q	001-38240	3.1.2	8/27/2025

3.2	Amended and Restated Bylaws of Registrant	8-K	001-38240	3.1	11/20/2024

10.1#	Advisory Services Agreement dated October 29, 2025, by and between the Company and Dev Ittycheria					x

10.2#	Offer Letter dated October 29, 2025, by and between the Company and Chirantan J. Desai					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MONGODB, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: December 2, 2025	By:		/s/ Chirantan J. Desai
		Name:	Chirantan J. Desai
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael J. Berry
		Name:	Michael J. Berry
		Title:	Chief Financial Officer
(Principal Financial Officer)