Form 10-K
period 2026-01-31
MongoDB, Inc.
filed 2026-03-11
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-K
_____________________
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Market on July 31, 2025 (the last business day of the registrant’s second fiscal quarter), was approximately $19.1 billion.
As of March 9, 2026, there were 80,369,527 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2026.

MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2026

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
•the effects of geopolitical instability, including as a result of the conflict in Iran, the unrest in Mexico, the Israel-Hamas conflict, recent events in Venezuela and Russia’s invasion of Ukraine and the imposition of sanctions on Russia and other actions in response, on economic and market conditions, and heightened cybersecurity risks;
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
•our ability to identify security threats and vulnerabilities, to effectively distribute security patches and remediation information to our customers and to implement security measures designed to protect against security breaches and other security incidents involving us or our third-party service providers;
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

The foundation of our platform is the world’s leading, modern general purpose database. Built on our unique document-based architecture, our database is designed to handle unstructured data and meet the needs of organizations for performance, scalability, flexibility and reliability while maintaining the strengths of relational databases.Every software application requires a database to store, organize and process data. Large organizations can have tens of thousands of applications and associated databases. A database directly impacts an application's performance, scalability, flexibility and reliability. As a result, selecting a database is a highly strategic decision that directly affects developer productivity, application performance and organizational competitiveness.
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
•Data lifecycle. Includes capabilities that help users more effectively manage the lifecycle of their application data. For example, Atlas Online Archive helps users automatically tier aged data out of the database while keeping the data fully accessible.

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
•Queryable encryption. Allows a database to search and filter data while it remains fully encrypted. This technology increases security and compliance by ensuring sensitive information is never visible to database administrators, cloud providers, or potential hackers.
In February 2025, we acquired all outstanding shares of Voyage AI Innovations, Inc. (“Voyage AI”). Voyage AI was a pioneer in state-of-the-art embedding and reranking models that power next-generation AI applications. These models improve the accuracy of data retrieval and reduce the risk of AI hallucinations, which has been a primary factor limiting generative AI adoption. Integrating Voyage AI’s technology with MongoDB’s data platform capabilities will enable organizations to confidently, cost effectively, and securely build trustworthy, AI powered applications that deliver more accurate and reliable results at scale.
We compete in the database management software market, which is one of the largest in the software industry. We believe the market for our offerings is large and growing. According to the International Data Corporation (IDC)’s Worldwide Database Management Systems Software Forecast, 2025-2029, the worldwide Database Management Software market was $93 billion in 2024, growing to approximately $169 billion in 2029. This represents a 13% five-year compound annual growth rate. Over the last two years, a number of companies launched code assistant tools, which leverage generative AI to help developers write and test their code faster, thereby accelerating application development. We believe this acceleration in application development will further benefit the data management software market, by increasing the volume of new software and demand for scalable, flexible data platforms to manage the resulting growth of data.
The MongoDB Advantage
The key differentiating features and capabilities of our developer data platform include:
We Built Our Platform for Developers.
MongoDB was built by developers for developers. We architected our platform with robust functionality and made it easy and intuitive for developers to build, modernize, deploy and maintain applications rapidly and cost-effectively, thereby increasing developer productivity. Our document-based architecture enables developers to manage and interact with data in a more natural way than legacy alternatives. Consequently, developers can focus on the application and end-user experience, because they do not have to spend time fixing and maintaining the linkages between the application and a rigid relational database structure, resulting in faster pace of innovation for organizations. We also develop and maintain drivers in all leading programming languages, allowing developers to interact with our platform using the programming language of their choice, further increasing developer productivity. MongoDB has been named as one of the most desired database technologies for developers since Stack Overflow introduced databases as a category in their Annual Developer Survey in 2017.
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
Customers of Atlas, our multi-cloud offering, enjoy the benefits of using MongoDB as a service in the public cloud, further enabling developers to focus on their application performance and end-user experience, rather than the back-end infrastructure lifecycle management. With Atlas, organizations only have to manage how their applications use the database and are freed from the tasks of infrastructure provisioning, configuring operating systems, upgrading software and more.

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
Atlas
In June 2016, we introduced Atlas, our hosted multi-cloud DBaaS offering that includes comprehensive infrastructure and management, which we run and manage in the public cloud. Atlas provides customers with a highly flexible, managed offering that includes automated provisioning and healing, comprehensive system monitoring, managed backup and restore, default security and other features that reduce operational complexity and increase application resiliency. Atlas allows customers to remove themselves from the complexity of managing the database and related underlying infrastructure, so they can instead focus on the application and end-user experience and innovate more rapidly to better serve their own customers and capitalize on new business opportunities.
Built for resilience, scale, and security, Atlas is available in more than 130 regions worldwide across all three major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure), enabling our customers to leverage the benefits of different cloud platforms for different use cases with broader geographic reach and helping them avoid infrastructure vendor lock-in. The availability of multi-cloud clusters on Atlas allows organizations to deploy a fully managed, distributed database across multiple cloud providers simultaneously without the added operational complexity of managing data replication and migration across clouds.
Over the years, we have introduced additional features and functionality, which have increased the capabilities of Atlas and accelerated and expanded its adoption including Atlas Search, Atlas Vector Search, Atlas Data Federation, Atlas Charts, and Atlas Stream Processing.
Most recently, we have introduced an application programming interface (“API”) within Atlas that natively provides access to Voyage AI’s embedding and reranking models. These capabilities, when combined with the core functionality of Atlas, enable organizations to build, deploy and scale AI-powered applications with higher accuracy, lower latency and reduced architectural complexity.
Together, these new features and capabilities for Atlas enable businesses to improve operational efficiency and speed up their pace of innovation by standardizing many types of workloads on a single developer data platform across the enterprise.
We frequently analyze customer feedback to inform what areas of our product strategy we should prioritize and continue investing in. Based on customer feedback and the availability of our partner offerings, MongoDB reprioritized its product roadmap and discontinued support for mongomirror in July 2025. Mongomirror has been replaced by mongosync, which provides significant enhancements in features, performance, and reliability to mongomirror.
Atlas represented 73%, 70% and 66% of our total revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
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
MongoDB Enterprise Advanced represented 20%, 23% and 26% of our total revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
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
Professional services represented 3% of our total revenue for each of the fiscal years ended January 31, 2026, 2025, and 2024.
Free Offerings
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server and a free tier of Atlas as “freemium” offerings. Community Server is a free-to-download version of our database that includes the core functionality that developers need to get started with MongoDB but not all of the features of our commercial platform. Community Server is available under a license that protects our intellectual property and supports our business model. Our goal is to convert Community Server users to paying customers of our commercial offerings (Atlas or MongoDB Enterprise Advanced). Our Community Server has been downloaded over 700 million times from our website alone since February 2009. Our free tier of Atlas provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations.
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
Our Growth Strategy
We are pursuing our large market opportunity with growth strategies that include:
•Expanding sales within our customer base. We seek to grow our sales with our customers in several ways. As an application grows and requires additional capacity, our customers increase their spending on our platform. Our customers may expand their subscriptions to our platform as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. As customers modernize their information technology (“IT”) infrastructure and move to the cloud, they may migrate applications from legacy databases. Even within our largest customers, we believe we typically represent a small percentage of their overall spend on databases, reflecting our small market penetration. Our goal is to increase the number of customers that standardize on our database platform within their organization, which may include offering centralized internal support for developers within the organization or the deployment of an internal MongoDB-as-a-service offering. Our ability to expand within existing customers is demonstrated by our net annualized recurring revenue (“ARR”) expansion rate, which in the fourth quarter was 121%. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for a description of ARR and a discussion of our net ARR expansion rate.

•Acquiring new customers. We believe there is a substantial opportunity to continue to grow our customer base. We benefit from word-of-mouth awareness and frictionless experimentation by the developer community through our free offerings. We also drive awareness through targeted marketing programs, such as our Reclaim the Bay initiative, our .Local user conferences, and other efforts to educate developers regarding the capabilities of our products. Many of these programs are targeted at AI-native customers and driving awareness of AI-product capabilities such as Vector Search and Voyage Embeddings. As a result of these efforts, our self-serve and direct sales prospects are often familiar with our platform and may have already built applications using our technology. While we market to organizations of all sizes across a broad range of industries, our key sales focus is on enterprises that invest more heavily in software application development and deployment. These organizations have a greater need for databases and, in the largest enterprises, can have tens of thousands of applications and associated databases. We plan to continue to invest in our direct sales force to grow our larger enterprise subscription base, both domestically and internationally.
•Extending product leadership and introducing new products. We remain committed to investing in our platform to expand its functionality and drive broader adoption. Our core innovation principle is to empower developers to solve complex data challenges within a unified ecosystem. In 2025, we strengthened our AI capabilities through the acquisition of Voyage AI, a pioneer in high-performance embedding and reranking models. By integrating these models, we improve data retrieval accuracy and mitigate the risk of AI "hallucinations"—a critical barrier to enterprise generative AI adoption. Furthermore, we have democratized access to our advanced search technology by expanding Vector Search to self-managed environments, including MongoDB Community Edition and Enterprise Server. Most recently, we introduced Automated Embedding in public preview, which natively generates vector embeddings within the database. This eliminates the need for external scripts and significantly streamlines the development of next-generation, AI-driven applications.
•Fostering the MongoDB developer community. We have attracted a large and growing community of highly engaged developers, who have downloaded our Community Server offering over 700 million times from our website since February 2009. We believe that the engagement of developers increases our brand awareness. Many of these developers become proponents of MongoDB within their organizations, which may result in new customers selecting our platform, as well as expansion opportunities within existing customers. Historically, we have invested in our community through active sponsorship of user groups, our user conferences, MongoDB University and other community-centered events. As of January 31, 2026, there were over 3.0 million MongoDB University registrations. We intend to continue to invest in the MongoDB developer community.
•Growing and cultivating our partner ecosystem. We have built a partner ecosystem of independent software vendors, systems integrators, value added resellers, cloud and technology partners. For example, we have expanded our business partnerships with all three major cloud providers (AWS, GCP and Microsoft Azure) to enhance our joint marketing initiatives, deliver technology integrations that benefit customers and align with our sales strategy. We have expanded our global partner ecosystem with Alibaba Cloud and Tencent Cloud to offer an authorized MongoDB-as-a-Service solution in China, allowing their customers to easily adopt and consume our hosted solution. We have also expanded our existing partnerships with independent software vendors and global systems integrators including IBM, Accenture, Infosys, Capgemini, Confluent, HCL, Wipro, Cognizant, Deloitte and Tata Consultancy Services. Our system integrator partners have also been valuable in working with organizations to migrate and modernize applications to our platform, including leveraging the cloud with Atlas. During 2024, we announced MongoDB AI Applications Program (MAAP), a first-of-its-kind collaboration to help customers build and deploy AI applications, while reducing integration risk. MAAP brings together industry-leading consultancies and foundation model providers, all major cloud providers, and AI innovators all in one place. The MAAP ecosystem includes Accenture, Anthropic, AWS, Capgemini, Cohere, Confluent, Fireworks.ai, Google Cloud, IBM, LangChain, LlamaIndex, Nomic, Microsoft Azure and Unstructured. We intend to continue to expand and enhance our partner relationships to benefit our global customers, grow our market presence and drive greater sales efficiency.
•Expanding internationally. We believe there is a significant opportunity to continue to expand the use of our platform outside the United States. During the fiscal years ended January 31, 2026, 2025, and 2024, revenue generated outside of the United States was 46%, 46%, and 46% of our total revenue. We intend to continue to expand our sales and drive the adoption of our platform globally.

Human Capital Management
We believe that our employees and the culture we have established are critically important to our success. To continue to compete and succeed in our highly competitive and rapidly evolving market, it is imperative that we attract, develop and retain top talent. To support these objectives, we strive to be an employer of choice in our industry by continuing to invest in our company culture as defined by our Leadership Commitment, offer competitive compensation and benefits, support the health and well-being of our employees, and create an environment that supports high performance and growth for all our employees.
As of January 31, 2026, we had a total of 5,636 employees, including 2,927 employees located outside the United States. We are subject to laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of our business and we engage with legally recognized employee representative bodies in these locations as required. We have not experienced any work stoppages and we consider our relations with our employees to be good.
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
We have a hybrid approach to working which we introduced in 2021 during the Covid-19 pandemic. Our four working models - in office, flexible, remote and customer-facing remote - help ensure that we are meeting business needs while also offering employees flexibility. We gather feedback regularly from employees, assessing workplace safety and operational effectiveness, and seek opportunities to enhance the overall experience for our hybrid workforce globally. We offer training for our people managers and employees on how to thrive in a global, hybrid work environment, and how to ensure collaboration and social interaction. We have several hub offices and a network of satellite offices in locations around the world and continue to introduce new workplace initiatives to enhance the employee experience.
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
Our Customers
As of January 31, 2026, we had over 65,200 customers spanning a wide range of industries in more than 100 countries around the world. All affiliated entities are counted as a single customer. No single customer represented more than 10% of our revenue in fiscal year 2026. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
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
To drive developer awareness of, engagement with, and adoption of our platform, we created our Community Server and Atlas free tier offerings. These let developers use, experiment and evaluate our platform frictionlessly, which we believe has contributed to our platform’s popularity. We believe that developers are often advocates for us because of our developer-focused approach. As a result, our self-serve and direct sales prospects are often familiar with our platform and may have already built applications using our technology. To assess the most likely commercial prospects, we employ a process-oriented and data-driven approach to customer acquisition. We utilize advanced marketing technologies and processes to drive awareness and engagement, educate and convert prospects into customers. We also analyze usage patterns of our self-serve and free tier users to identify those accounts that might benefit from engagement with our sales teams. As customers expand their usage of our platform, our relationships with them often evolve to include technology and business leaders within their organizations and our goal is to get organizations to standardize on our platform. Once our customers reach a certain spending level with us, we support them with customer success advocates to ensure their satisfaction and expand their usage of our platform. We also have a partner ecosystem of global system integrators, value-added resellers and independent software vendors, which we collectively refer to as strategic partners.

Our sales and marketing organization includes sales development, inside sales, field sales, sales engineering and marketing personnel.
Research and Development
Our research and development efforts are focused on enhancing our existing products and developing new products to extend our product leadership, increase our market penetration and deepen our relationships with our customers. Our research and development organization is built around small development teams. Our small development teams foster greater agility, which enables us to develop new, innovative products and make rapid changes to our infrastructure that increase resiliency and operational efficiency.We intend to continue to invest in our research and development capabilities to extend our platform.
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
•ease of deployment;
•breadth of use cases supported;
•generative AI capabilities;
•ability to support structured, unstructured and semi-structured data;
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
Seasonality
We have experienced seasonal fluctuations in our revenue and operating results and this trend may continue in the future. We may experience variability and reduced comparability of our quarterly revenue and operating results with respect to the timing and nature of certain contracts, particularly multi-year contracts that contain a term license. We may also experience fluctuations as Atlas revenue is recorded on a consumption basis and varies with usage, inclusive of seasonal variability. As Atlas revenue continues to increase as a percentage of total revenue, these fluctuations may have a greater impact on our results of operations.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to protect our proprietary technology. We also rely on a number of registered and unregistered trademarks to protect our brand.
As of January 31, 2026, in the United States, we had been issued 101 patents, which expire between 2030 and 2044 and had 44 patent applications pending, of which 8 are provisional applications. In addition, as of January 31, 2026, we had 10 registered trademarks in the United States and 2 pending trademark applications in the United States.
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
•Because we derive more than the majority of our revenue from Atlas, failure of Atlas to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects and our future revenue may be more difficult to predict.
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
•If we or our third-party service providers, experience a security breach or other security incident, or unauthorized access to personal, proprietary, confidential or other sensitive data is otherwise obtained, our software may be perceived as not being secure, customers may reduce or terminate their use of our software, and we may face litigation, regulatory investigations, significant liability and reputational damage.
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
Our overall performance depends in part on worldwide economic conditions and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could materially and adversely affect our business and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, changes in trade policies, such as trade wars, tariffs or other trade restrictions or the threat of such actions, international trade relations, political turmoil, natural catastrophes, regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic, volatility in the banking sector, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, such as the conflict in the Middle East, could cause a decrease in business investments, including spending on information technology, disrupt the timing and cadence of key industry and marketing events and otherwise could materially and adversely affect the growth of our business and results of operations. Geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. In particular, there is currently significant uncertainty about trade policies, treaties, tariffs and taxes, which may lead to continuing volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and which may ultimately lead to reduced usage or demand for our products. Similarly, the ongoing military conflict between Russia and Ukraine has had negative impacts on the global economy, including by contributing to rapidly rising costs of living (driven largely by higher energy prices) in Europe and creating uncertainty in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. The geopolitical instability resulting from the conflict in Iran, the unrest in Mexico, the conflict between Israel and Hamas and recent events in Venezuela, and any resulting conflicts in the respective regions, may have similar negative impacts. Further, other events outside of our control, including natural disasters, climate change-related events, pandemics (such as the COVID-19 pandemic) or health crises may arise from time to time and be accompanied by governmental actions that may increase international tension. Any such events and responses, including regulatory developments, may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may materially and adversely affect the global economy or capital markets, as well as our business and results of operations.

Additionally, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions and may continue to experience such disruptions in the future, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. As a result of these factors, our revenues may be affected by both decreased customer acquisition and lower than anticipated revenue growth from existing customers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and has caused and could continue to cause disruptions of the global supply chain and energy markets. The geopolitical instability resulting from the conflict in Iran, the unrest in Mexico, the conflict between Israel and Hamas and recent events in Venezuela, and any resulting conflicts in the respective regions, has caused and may continue to cause similar negative impacts. Any such volatility and disruptions may have material and adverse consequences on us, the third parties on whom we rely or our customers. Increased inflation and/or interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material and adverse effect on our business, financial condition or results of operations.

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
We have incurred net losses in each period since our inception, including net losses of $71.2 million,$129.1 million and $176.6 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. We had an accumulated deficit of $1.9 billion as of January 31, 2026. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
Because we derive more than the majority of our revenue from Atlas, failure of MongoDB Atlas to satisfy customer demands could adversely affect our business, results of operations, financial condition and growth prospects and our future revenue may be more difficult to predict.
We derive and expect to continue to derive more than the majority of our revenue from Atlas, our database-as-a-service offering, which is primarily recognized on a usage-basis. As such, market adoption and usage of Atlas is critical to our continued success. Although Atlas has seen rapid adoption since its commercial launch in June 2016, and though we intend to continue to direct a significant portion of our financial and operating resources to develop and grow Atlas, including offering a free tier of Atlas to generate developer usage and awareness, we cannot guarantee that rate of adoption will continue at the same pace or at all. Demand for Atlas is affected by a number of factors, many of which are beyond our control, including economic downturns, continued market acceptance by developers, the availability of our Community Server offering, the continued volume, variety and velocity of data that is generated, timing of development and release of new offerings by our competitors, technological change and the rate of growth in our market. If we are unable to continue to meet the demands of our customers and the developer community, our business operations, financial results and growth prospects will be materially and adversely affected. In addition, because our customers’ usage of Atlas may vary for a number of reasons, our visibility into the timing of revenue recognition is limited. There is a risk that customers will consume our Atlas offering more slowly than we expect, and our actual results may differ from our forecasts and our future revenue may be less predictable going forward due to, among other things, fluctuations in the rate of customer renewals and expansions and seasonality of, or fluctuations in, usage of Atlas.
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
The database software market, for both relational and non-relational database products, is highly competitive and rapidly evolving, and others may put out competing databases or sell services in connection with existing open source or source available databases, including ours. The principal competitive factors in our market include: mindshare with software developers and information technology (“IT”) executives; product capabilities, including flexibility, scalability, performance, security and reliability; flexible deployment options, including fully managed as a service or self-managed in the cloud, on-

premises or in a hybrid environment and ease of deployment; breadth of use cases supported; ease of integration with existing IT infrastructure; robustness of professional services and customer support; price and total cost of ownership; adherence to industry standards and certifications, including cybersecurity standards and certifications; size of customer base and level of user adoption; strength of sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our business and results of operations to suffer.
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
Our adoption strategies include offering Community Server and a free tier of Atlas and we may not be able to realize the intended benefits of these strategies.
To encourage developer usage, familiarity and adoption of our platform, we offer Community Server as a “freemium” offering. Community Server is a free-to-download version of our database that does not include all of the features of our commercial platform. We also offer a free tier of Atlas in order to accelerate adoption, promote usage and drive brand and product awareness. We do not know if we will be able to convert these users to paying customers of our platform. Our marketing strategy also depends in part on persuading users who use one of these free versions to convince others within their organization to purchase and deploy our platform. To the extent that users of Community Server or our free tier of Atlas do not become, or lead others to become, paying customers, we will not realize the intended benefits of these strategies and our ability to grow our business or achieve profitability may be harmed.
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

We track certain operational metrics, including annualized recurring revenue (“ARR”), annualized monthly recurring revenue (“MRR”), ARR expansion rate, total customers, direct sales customers, Atlas customers, customers over 100K and downloads of our platform and non-GAAP metrics such as non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP income (loss) from operations, non-GAAP net income (loss), non-GAAP net income (loss) per share and free cash flow. These operational metrics are tracked with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and results of operations would be adversely affected.

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
•the mix of revenue and associated costs attributable to subscriptions for our Atlas and MongoDB Enterprise Advanced offerings (such as our non-cancelable multi-year cloud infrastructure capacity commitments, which require us to pay for such capacity irrespective of actual usage) and professional services, as such relative mix may impact our gross margins and operating income;

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
•significant security breaches or other security vulnerabilities, incidents, technical difficulties, or interruptions with respect to the delivery and use of our software;
•our failure to maintain the level of service uptime and performance required by our customers;
•the collectability of receivables from customers and resellers, which may be hindered or delayed if these customers or resellers experience financial distress;
•changes in political and economic conditions, in domestic or international markets;
•general economic conditions, both domestically and internationally, including warfare and terrorist attacks on the United States and other regions in which we or our customers operate, such as the conflict in Iran, the unrest in Mexico, the Russia-Ukraine conflict, the Israel-Hamas conflict and recent events in Venezuela, as well as economic conditions specifically affecting industries in which our customers participate;
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflict in Iran, the unrest in Mexico, the conflicts between Russia and Ukraine, Israel and Hamas and recent events in Venezuela, continued restrictive monetary policy in certain markets in which we operate, declines in consumer confidence, declines in economic growth, persistent inflation and uncertainty about economic stability. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits. See the section titled “Legal Proceedings” included in Part I, Item 3 of this Annual Report on Form 10-K.

We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have experienced rapid growth in our business, operations and employee headcount. For fiscal years 2026, 2025 and 2024, our total revenue was $2,463.8 million, $2,006.4 million and $1,683.0 million, respectively, representing a 23%, 19%, and 31% growth rate, respectively. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017 to over 65,200 customers as of January 31, 2026, and we grew from 713 employees as of January 31, 2017 to 5,636 employees as of January 31, 2026. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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
If we or our third-party service providers experience a security breach or other security incident, or unauthorized access to personal, proprietary, confidential or other sensitive data is otherwise obtained, our software may be perceived as not being secure, customers may reduce or terminate their use of our software, and we may face litigation, regulatory investigations, significant liability and reputational damage.
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
Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. Our software may also contain security flaws or vulnerabilities that expose us and our customers to an increased risk of cyberattack or exploitation.
The COVID-19 pandemic increased our remote workforce, which increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections, computers and devices outside our premises or network, including while at home, in transit and in public locations. Additionally, cybersecurity risks may be heightened as a result of the ongoing global conflicts such as the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries or the geopolitical instability resulting from the conflict in Iran, the unrest in Mexico, the conflict between Israel and Hamas and recent events in Venezuela. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional data security risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Risks related to data security will increase as we continue to grow the scale and functionality of our business and collect, store, transmit and otherwise process increasingly large amounts of our and our customers’ information and data, which may include personal, proprietary, confidential or other sensitive data.
Any of the above identified or similar threats could cause a security breach or other security incident that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure, transfer, use or other processing of, or access to our information technology systems and networks or personal, proprietary, confidential or other sensitive information, or those of the third parties upon whom we rely. For example, in December 2023 we discovered that a previously unknown flaw in a third-party application used by MongoDB enabled an unauthorized third party to successfully phish and to gain access to certain corporate applications, including applications that we use to provide support services to MongoDB customers, which include customer contact information and related account metadata. In an effort to contain the impact of this security incident, we immediately activated our incident response process, promptly published an alert on our website and emailed customers notifying them of the situation and reminding them to stay vigilant. The investigation led by MongoDB into this incident uncovered no evidence of unauthorized access to Atlas clusters, a finding that has been verified by our third-party forensic experts. To date, we have not experienced a cybersecurity event that had a material impact on our financial performance or operations, but it is possible that we might experience such an attack in the future. A security breach or other security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products, and services.

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
While we have implemented security measures designed to protect against security breaches and other security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems and networks (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach or other security incident has occurred. For example, industry publications have reported ransomware attacks on MongoDB instances, some of which we believe were successful due to the failure by users of our Community Server offering to properly turn on the recommended security settings when running these instances. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems and networks (including our products), our efforts may not be successful. As new technology, particularly AI, makes it easier to detect and understand vulnerabilities in our code, it may become easier for third parties to exploit such vulnerabilities before we can remediate them, which may require us to dedicate greater time and resources to vulnerability detection and remediation than in the past. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2026, 2025 and 2024, total sales and marketing expense represented 38%, 43% and 47% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment in our MongoDB.local events, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value-added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
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

Furthermore, from time to time, U.S. presidential administrations have issued, and may in the future issue, Executive Orders related to cybersecurity practices that may affect our business.For example, while the Biden administration’s Executive Order 14208 (2021) established a framework for federal cybersecurity, the current administration has shifted toward a more decentralized, risk-based approach. In June 2025, the Trump administration issued Executive Order 14306, which amended prior orders and increased private-sector flexibility. The transition to this decentralized model may lead to inconsistent or fragmented cybersecurity requirements across various federal agencies, complicating our compliance efforts,
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we or our customers must comply, including, but not limited to, the European Economic Area (“E.E.A.”), Switzerland, the United Kingdom (“U.K.”), Canada, Brazil and other countries. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.E.A. is subject to the General Data Protection Regulation (the “GDPR”), and other European laws governing the processing of personal data. Data protection authorities in the E.E.A. have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher. Further, the GDPR provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests. Since we act as a data processor for our Atlas customers, we have taken steps to cause our processes to be compliant with applicable portions of the GDPR, but because of the ambiguities in the GDPR and the evolving interpretation of the GDPR by data protection authorities, we cannot assure you that such steps are complete or effective.
Following the exit of the U.K. from the European Union (“E.U.”), the GDPR was transposed into U.K. law (the “U.K. GDPR”) as supplemented by the U.K. Data Protection Act 2018, which currently imposes the same obligations as the GDPR in most material respects. Failure to comply with the U.K. GDPR can result in fines up to a maximum of £17.5 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher. However, the U.K. GDPR will not automatically incorporate changes made to the GDPR going forward (which would need to be specifically incorporated by the U.K. government). Moreover, the U.K. government has adopted reforms to its data privacy and cybersecurity legal framework in its Data (Use and Access) Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026) and which will introduce significant changes from the GDPR, all of which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses.
The European Commission also revised its Cybersecurity Directive (“NIS2”), which came into force in January 2023 and applies extraterritorially similar to the GDPR. Among other things, NIS2 requires companies providing essential and digital services across key sectors in the EU economy, including cloud services providers, to adopt or update policies and procedures on issues such as incident handling and supply chain security. However, EU Member States have flexibility in identifying the types of entities considered “essential,” and many EU Member States have not yet fully transposed NIS2 into national law, creating ongoing uncertainty around how NIS2 will impact our business. Moreover, in January 2026, the European Commission proposed amendments to NIS2, which are still being finalized. In addition, the EU’s Digital Operational Resiliency Act (“DORA”) for the financial sector took effect in January 2025. DORA standardizes how financial entities report cybersecurity incidents, test their digital operational resilience, and manage ICT third-party risk across the financial services sector and EU member states. We have taken steps to ensure our contracts with EU financial sector customers are DORA-compliant, however we cannot assure you that such steps are complete or effective.
Countries outside Europe are implementing significant limitations on the processing of personal data, similar to those in the GDPR. For example, Brazil has enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018). In addition, on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal data, or APPI, which entered into force on April 1, 2022. Both of these laws broadly regulate the processing of personal data in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.
Some foreign data privacy and security laws, including, without limitation, the GDPR, the U.K. GDPR, and the Swiss Federal Act on Data Protection may restrict the cross-border transfer of personal data, such as transfers of data to the United States from the E.E.A., Switzerland or U.K. These laws may require data exporters and data importers - as a condition of cross-border data transfers - to implement specific safeguards to protect the transferred personal data. Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, the GDPR generally restricts the transfer of personal data to countries outside of the E.E.A. that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as, most commonly, the “Standard Contractual Clauses” (“SCCs”) released by the European Commission. Use of the SCCs imposes additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the E.E.A. to the U.K., that decision will sunset in December 2031 and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. Adding further complexity for international data transfers, in March 2022, the U.K.

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

In addition to the GDPR, other European legislative proposals and present laws and regulations apply to cookies and similar tracking technologies, electronic communications, and marketing. In the E.E.A. and the U.K., regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. Although the European Commission officially withdrew the long-stalled ePrivacy Regulation in February 2025, they immediately replaced that effort with a new reform package in late 2025 called the “Digital Omnibus”. Compliance with these laws and regulations may require us to make significant operational changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities.
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
Our success and ability to compete depend in part upon our intellectual property rights. As of January 31, 2026, we had 101 issued patents and 44 pending patent applications in the United States. Patent applications may not result in issued patents and even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. In addition to patent protection, we primarily rely on copyright and trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate and we may be unable to detect the unauthorized use of, or prevent third parties from infringing, misappropriating or otherwise violating, our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated, interpreted narrowly or held unenforceable and could put our related intellectual property at risk of not issuing or being canceled. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Our patent applications and patents arising from any patent applications we may file in the future may never be granted and, even if we are successful in obtaining effective protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
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
We outsource substantially all of the infrastructure relating to Atlas across AWS, Microsoft Azure and GCP to host our cloud offering. If the hosting of Atlas is disrupted or interfered with for any reason, our business would be negatively impacted. Customers of Atlas need to be able to access our platform at any time, without interruption or degradation of performance and we provide them with service level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access and we are, therefore, vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud, cyberattacks, or security breaches or other security incidents that we cannot predict or prevent. Such interruptions, delays or outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our business, results of operations and financial condition. In addition, if we or any of these third-party cloud providers, experience a security breach or other security incident, our software is unavailable or our customers are unable to use our software within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Any of the above circumstances or events may harm our business, results of operations and financial condition.
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
Our agreements with customers typically provide for service level commitments. Our MongoDB Enterprise Advanced customers typically get service level commitments with certain guaranteed response times and comprehensive 24x365 coverage. Our Atlas customers typically get monthly uptime service level commitments, where we are required to provide a service credit for any extended periods of downtime. The complexity and quality of our customer’s implementation and the performance and availability of cloud services and cloud infrastructure are outside our control and, therefore, we are not in full control of whether we can meet these service level commitments. Our business, results of operations and financial condition could be adversely affected if we fail to meet our service level commitments for any reason. Any extended service outages could adversely affect our business, reputation and brand.

We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales and technology professionals; if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly our Chief Executive Officer, and our highly skilled team members, including our sales personnel, customer-facing technical personnel, software engineers, and AI-researchers or AI-skilled personnel.
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
Our ability to successfully pursue our growth strategy and compete effectively also depends on our ability to attract, motivate and retain our personnel. Competition for well-qualified employees in all aspects of our business, including sales personnel, customer-facing technical personnel, software engineers, and AI-researchers or AI-skilled personnel, is intense, and it may be even more challenging to retain qualified personnel as many companies have moved to offer a remote or hybrid work environment. Our recruiting efforts focus on elite organizations and our primary recruiting competition are well-known, high-paying technology companies. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee compensation, which could affect our operating costs and margins, as well as potentially cause dilution to existing stockholders. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected.
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
We believe that our culture has been and will continue to be a key contributor to our success. Our workforce has increased significantly since our initial public offering in 2017 and we expect to continue to hire as we expand, especially among research and development and sales and marketing personnel. Such headcount growth may result in a change to our corporate culture.
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
A significant portion of our revenue is derived internationally and we are susceptible to risks related to our international operations. In the fiscal years ended January 31, 2026, 2025 and 2024, total revenue generated from customers outside the United States was 46%, 46% and 46%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In addition, we expanded our reach in China in February 2021 when we announced a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:
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
•political instability, including any escalation in the geopolitical tensions between China and Taiwan, social unrest, terrorist activities, acts of civil or international hostility, such as the conflict in Iran, the unrest in Mexico, the Russia-Ukraine conflict, the Israel-Hamas conflict and recent events in Venezuela, natural disasters or regional or global outbreaks of contagious diseases, such as the COVID-19 pandemic;
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
The future success of our business and particularly our cloud offerings, such as Atlas, depends upon the continued use of the internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our software in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, resulting in reductions in the demand for internet-based solutions such as ours.
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
On July 4, 2025, the One Big Beautiful Bill ("OBBBA") was signed into law. The OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions, the immediate expensing of U.S. research and development expenditures. In accordance with ASC 740, we have recognized the effects of the new tax law in the period of enactment. As we maintain a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on its consolidated financial statements.

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
As of January 31, 2026, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
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
As of January 31, 2026, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
We communicate certain environmental, social and governance (“ESG”) related initiatives and goals regarding environmental matters, diversity and other matters in our ESG Report (formerly known as the Corporate Sustainability Report), on our website and elsewhere. The implementation of any of our current or future initiatives, goals and commitments may be difficult to achieve and may require considerable investment. Additionally, if these initiatives are not perceived to be adequate, or if the positions we take (or choose not to take) on social and ethical issues are unpopular with some of our employees, partners, or with our customers or potential customers, our reputation could be harmed, which could negatively impact our ability to attract or retain employees, partners or customers. If we fail to satisfy the expectations of investors, regulators, customers and other stakeholders, if our initiatives are not executed as planned, or if we fail to implement sufficient oversight or accurately capture and disclose ESG matters, our reputation and business, operating results and financial condition could be adversely impacted.

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

Social, ethical, security and regulatory issues relating to the use of new and evolving technologies such as AI and ML, including generative AI and AI models, in our offerings, internal operations or partnerships, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. The use of generative and agentic AI, relatively new and emerging technologies in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. As with many innovations, AI and ML presents risks and challenges that could affect its adoption, and therefore our business. Our offerings based on AI and ML may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm.

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
Further, potential government regulation related to AI and ML use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate AI and ML usage or ethics issues may cause public confidence in AI and ML to be undermined, which could slow adoption of AI and ML in our products and services. For example, the European Union’s Artificial Intelligence Act (the “EU AI Act”) entered into force on August 1, 2024, with the first set of provisions taking effect on February 2, 2025. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. This framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. The EU AI Act prohibits certain uses of AI systems and places numerous obligations on providers and deployers of permitted AI systems, with heightened requirements based on AI systems that are general purpose, which we currently have, or considered high risk. In addition, a patchwork of state-level AI-related legislation continues to emerge in the United States. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI and ML technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI and ML. These and other developments may require us to make significant changes to our use of AI and ML, including by limiting or restricting our use of AI and ML, which may require us to make significant changes to our policies and practices. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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

We are increasingly utilizing and building AI and ML capabilities into our business, as well as incorporating AI and ML into our internal operations. We expect AI and ML solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI and ML. If we are unable to keep up with the changing AI landscape or in developing services to meet our customers’ evolving AI needs, or if the AI landscape does not develop to the extent we or our customers expect, our business, operating results, financial condition and future prospects may be adversely impacted.

In addition, the rapid adoption of generative and agentic AI tools may change how software developers design, build and deploy applications, including through increased automation of coding, infrastructure configuration and application architecture. Because a significant portion of our strategy is focused on being the database platform of choice for developers, changes in developer workflows, tooling or decision-making processes resulting from the adoption of AI-enabled development tools could affect how developers select databases or other data platforms. If these evolving development patterns reduce developer engagement with, or preference for, our platform or favor alternative technologies or architectures, it could adversely affect demand for our products and services.

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
We release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the macroeconomic environment, including inflation and interest rates, which are inherently difficult to predict. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market volatility, instability in the banking sector, the ongoing geopolitical instability resulting from the conflict in Iran, the unrest in Mexico, the conflicts between Russia and Ukraine and Israel and Hamas and recent events in Venezuela, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability, any of which or combination thereof could materially and adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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
We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our future debt agreements, some of which may be secured debt. In addition to any future indebtedness, we have entered into long-term contractual commitments, including non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage, as well as non-cancelable operating and finance lease agreements, principally for office space globally, with lease terms generally ranging from one to twelve years. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. Our business may not be able to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, weakness and volatility in capital markets and the economy, in general or as a result of macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management
At MongoDB, cybersecurity risk management is an integral part of our overall information security program, which we review and update at least annually to reflect changes to our organization, business practices, technology and services, and applicable legislation and regulations. Our information security program is designed to align with the National Institute of Standards and Technology Cyber Security Framework and provides a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third parties. This framework includes steps for assessing the severity of a cybersecurity threat or incident, identifying the source of a cybersecurity threat or incident including whether the cybersecurity threat or incident is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents. In addition, our information security team provides ongoing education to and requires mandatory training at least once annually of all employees. To bolster the security of our products and services, we have appropriate technical and organizational measures in place to protect data that our customers upload to Atlas, which is certified against ISO 27001:2022, ISO 27017:2015, ISO 27018:2019, ISO 9001:2015, SOC 2 Type II, Payment Card Industry Data Security Standard v.4.0.1, and Cloud Security Alliance (“CSA”) Security, Trust, Assurance, Information Security Registered Assessors Program and Risk (“STAR”) Level 2 and are working to complete similar certifications for Voyage AI. We also engage third parties to perform annual audits of our standards-based certifications and we have undergone a Health Insurance Portability and Accountability Act examination validated by a qualified third-party assessor.
Governance
Our board of directors has overall oversight responsibility for our enterprise risk management, and delegates cybersecurity risk management oversight to its Security Committee, which was established in May 2024. The Security Committee is responsible for ensuring that management has processes in place designed to identify and assess cybersecurity risks to which the Company is exposed and implement processes and programs designed to manage cybersecurity risks, including mitigation and remediation of cybersecurity threats and incidents. Under the Security Committee charter, the Security Committee meets with our Chief Technology Officer, (“CTO”), and other senior executives on a quarterly basis to perform more in-depth reviews of the Company’s cybersecurity programs, as well as relevant cybersecurity risks and mitigation strategies. Ahead of each such quarterly meeting, management, including the CTO and our information security team, prepares and provides cybersecurity reports that cover, among other topics, developments in cybersecurity and updates to the company’s cybersecurity programs and mitigation strategies, legislative developments affecting MongoDB's information security program, and notable security incidents and investigations. The Security Committee subsequently reports material cybersecurity matters to our full board of directors. In addition, our management follows a risk-based escalation process to notify the Security Committee outside of the regular reporting cycle when they identify an emerging cybersecurity risk.
Our cybersecurity programs are under the direction of our CTO, who receives reports from our security teams and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CTO and key security leaders are certified and experienced information systems security professionals, security engineers, and information security managers each with well over a decade of experience. Our CTO and security teams, along with our management, are responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining our cybersecurity programs.
Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Related to our Business and Industry” in this annual report on Form 10-K.
Item 2. Properties
Our current principal executive office is located in New York, New York and, as of January 31, 2026, consists of approximately 106,230 square feet of space under a lease that expires in December 2029.
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
Item 3. Legal Proceedings
The information required to be set forth under this Item 3 is incorporated by reference to Note 9, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on The Nasdaq Global Market (the “Nasdaq”) under the symbol “MDB.”
Holders of Record
As of March 9, 2026, there were 44 stockholders of record of our common stock and the closing price of our common stock was $271.74 per share as reported on the Nasdaq. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share repurchases of our common stock for the three months ended January 31, 2026 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
November 1 - November 30, 2025	—	—	—	$654,665
December 1 - December 31, 2025	65,004	422.75	65,004	627,200
January 1 - January 31, 2026	67,811	406.73	67,811	$599,663
Total	132,815	$414.74	132,815
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

Stock Performance Graph
The graph below shows a comparison, from January 31, 2021 through January 31, 2026, of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Nasdaq Computer Index (“Nasdaq Computer”).
The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Computer at their respective closing prices on January 31, 2021 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
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
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue for the year ended January 31, 2026 and 97% for the years ended January 31, 2025 and 2024.
Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as Atlas Search, Vector Search, time series, data lifecycle, application-driven analytics, and stream processing. During the year ended January 31, 2026, Atlas revenue represented 73% of our total revenue, as compared to 70% in the prior year, reflecting the continued growth of Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 21%, 24% and 26% of our subscription revenue for the years ended January 31, 2026, 2025 and 2024, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 700 million times since February 2009. We also offer a free tier of Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for the year ended January 31, 2026 and 3% for the year ended January 31, 2025 and 2024. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
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
Adverse macroeconomic conditions include slower or negative economic growth and higher inflation. While the impact of these macroeconomic conditions on our business, results of operations and financial position remain uncertain over the long term, we expect to experience macroeconomic headwinds on growth rate for our existing Atlas applications in the short term.

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
Share Repurchase Program
In February 2025, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s common stock. In June 2025, the Company’s Board of Directors authorized an additional $800.0 million in repurchases under the Share Repurchase Program, bringing the aggregate authorized repurchase amount to $1.0 billion. During the year ended January 31, 2026, the Company repurchased 1,576,109 shares of common stock for $400.3 million. The average price per share for the year ended January 31, 2026 was $306.87. All repurchases were made in open market transactions and recorded in treasury stock. As of January 31, 2026, our total remaining authorization under our stock repurchase plan is $599.7 million.
The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.
Business Acquisition
On February 17, 2025, we acquired all of the outstanding shares of Voyage AI Innovations, Inc. (“Voyage AI”), an AI-powered software company that specializes in embedding and reranking models. The acquisition date fair value of the purchase consideration was $160.9 million, which was comprised of 484,169 shares of our common stock valued at $141.4 million as of the acquisition date and $19.5 million in cash. In addition, we also issued to certain of Voyage AI’s employees a total of 213,023 shares of restricted stock awards and 35,152 shares of restricted stock units in exchange for a portion of their Voyage AI stock. These shares are subject to vesting agreements contingent upon each of these employees’ continued employment with us or our affiliates, pursuant to which the shares will vest over the weighted-average requisite service period of 2.7 years. The $62.2 million fair value of these restricted stock awards and $10.3 million fair value of these restricted stock units are accounted for as post-combination stock-based compensation expense over the weighted-average requisite service period.
The results of operations of this business combination have been included in our consolidated financial statements from the date of acquisition. See Note 5, Business Combinations, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, for details regarding this business combination.
Factors Affecting Our Performance
Extending Product Leadership and Maintaining Developer Mindshare
We are committed to delivering market-leading products to continue to build and maintain credibility with the global software developer community. We believe we must maintain our product leadership position and the strength of our brand to drive further revenue growth. We intend to continue to invest in our product offerings with the goal of expanding the functionality and adoption of our developer data platform. During 2024, we introduced MongoDB version 8.0 enhancing enterprise-grade security, resilience and availability for a wide variety of applications. We added additional features to Queryable Encryption, an encrypted search scheme, to support equality and range searches. Over the years, we have introduced additional features and functionality to Atlas, including Atlas Search, Atlas Vector Search, Atlas Data Federation, Atlas Charts, and Atlas Stream Processing, which now provide dedicated infrastructure for search use cases so customers can scale independently of their database to manage their workloads with greater flexibility and operational efficiency. Recently, we have introduced an application programming interface (API) within Atlas that natively provides access to Voyage AI’s embedding and reranking models. These capabilities, when combined with the core functionality of Atlas, enable organizations to build, deploy and scale AI-powered applications with higher accuracy, lower latency and reduced architectural complexity.
We intend to continue to invest in our engineering capabilities and marketing activities to maintain our strong position in the developer community. We have spent $3.2 billion on research and development since our inception. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of January 31, 2026, we had over 65,200 customers across a wide range of industries and in over 100 countries, compared to over 54,500 customers and over 47,800 customers as of January 31, 2025 and 2024, respectively. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
We are also focused on increasing the number of overall Atlas customers as we emphasize the on-demand scalability of Atlas by allowing our customers to consume the product with minimal commitment. We had over 63,900 Atlas customers as of January 31, 2026. The growth in Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental Atlas workloads.
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
We calculate annualized recurring revenue (“ARR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of direct sales customers of Atlas, by annualizing the prior 90 days of their actual usage of Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate ARR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR excludes professional services. The number of customers with $100,000 or greater in ARR was 2,799, 2,396 and 2,052 as of January 31, 2026, 2025 and 2024, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. As of January 31, 2026, our net ARR expansion rate was approximately 121%. Our net ARR expansion rate may fluctuate in future periods due to a variety of factors, including the volume and type of workloads that we onboard, growth rate of historical workloads on our platform and changes in the macroeconomic environment.
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
Subscription Revenue. Our subscription revenue is comprised of term licenses and database-as-a-service solutions. Revenue from our Atlas database-as-a-service offering is primarily generated on a usage basis and is billed either monthly in arrears or paid upfront. Subscriptions to term licenses include technical support and access to new software versions on a when-and-if available basis. Revenue from our term licenses is recognized upfront for the license component and ratably for the technical support and when-and-if available update components. Associated contracts are typically billed annually in advance. The majority of our subscription contracts are one year in duration. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront. Our subscription contracts are generally non-cancelable and non-refundable.
Services Revenue. Services revenue is comprised of consulting and training services and is recognized over the period of delivery of the applicable services.
We expect our revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, customer usage patterns, the proportion of term license contracts that commence within the period, the rate of customer renewals and expansions, delivery of professional services, the impact of significant transactions and seasonality of or fluctuations in usage from our Atlas customers.
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue primarily includes third-party cloud infrastructure expenses for our database-as-a-service solutions. We expect our cost of subscription revenue to increase in absolute dollars as our subscription revenue increases and, depending on the results of Atlas, our cost of subscription revenue may increase as a percentage of subscription revenue as well. Cost of subscription revenue also includes personnel costs, including salaries, bonuses and benefits and stock-based compensation, for employees associated with our subscription arrangements principally related to technical support and allocated shared costs, as well as depreciation and amortization.
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
Gross Margin. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services, the mix of products sold, transaction volume growth and the mix of revenue between subscriptions and services. We expect our gross margin to fluctuate over time depending on the factors described above and, to the extent Atlas revenue increases as a percentage of total revenue, our gross margin may decline as a result of the associated hosting costs of Atlas.
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
Provision for Income Taxes
Provision for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. As of January 31, 2026, we had net operating loss (“NOL”) carryforwards for U.S. federal and state, Irish and U.K. income tax purposes of approximately $2.2 billion, $2.0 billion, $857.2 million and $64.5 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2027 for state purposes. Operating losses in the United States, for years after January 31, 2019, in Ireland and the U.K. may be carried forward indefinitely. The deferred tax assets associated with the NOL carryforwards in each of these jurisdictions are subject to a full valuation allowance. Under Section 382 of the U.S. Internal Revenue Code of 1986 (the “Code”), a corporation that experiences an “ownership change” is subject to a limitation on its ability to utilize its pre-change NOLs to offset future taxable income. We also have U.S. federal and state research credit carryforwards of $207.2 million and $19.6 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2027 for state purposes.
On July 4, 2025, the One Big Beautiful Bill ("OBBBA") was signed into law. The OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions, the immediate expensing of U.S. research and development expenditures. In accordance with ASC 740, we have recognized the effects of the new tax law in the period of enactment. As we maintain a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on its consolidated financial statements.

Highlights for the Years Ended January 31, 2026, 2025 and 2024
For the years ended January 31, 2026, 2025 and 2024, our total revenue was $2,463.8 million, $2,006.4 million and $1,683.0 million, respectively. The increase in total revenue was primarily driven by our net ARR expansion rate of 121% as of January 31, 2026. Our net loss was $71.2 million, $129.1 million and $176.6 million for the years ended January 31, 2026, 2025 and 2024, respectively, driven primarily by higher sales and marketing spend and research and development costs. Our operating cash flow was $505.1 million, $150.2 million and $121.5 million for the years ended January 31, 2026, 2025 and 2024, respectively.

Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Years Ended January 31,
	2026		2025		2024
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Consolidated Statements of Operations Data:
Revenue:
Subscription	$2,385,977	97%	$1,943,864	97%	$1,627,326	97%
Services	77,820	3	62,579	3	55,685	3
Total revenue	2,463,797	100	2,006,443	100	1,683,011	100
Cost of revenue:
Subscription(1)	571,531	23	441,404	22	345,233	20
Services(1)	124,527	5	93,892	5	79,252	5
Total cost of revenue	696,058	28	535,296	27	424,485	25
Gross profit	1,767,739	72	1,471,147	73	1,258,526	75
Operating expenses:
Sales and marketing(1)	944,389	38	871,148	43	782,760	47
Research and development(1)	716,303	29	596,837	30	515,940	31
General and administrative(1)	244,015	10	219,226	11	193,558	11
Total operating expenses	1,904,707	77	1,687,211	84	1,492,258	89
Loss from operations	(136,968)	(6)	(216,064)	(11)	(233,732)	(14)
Other income, net	81,277	3	84,465	4	70,216	5
Loss before provision for (benefit from) income taxes	(55,691)	(2)	(131,599)	(7)	(163,516)	(9)
Provision for (benefit from) income taxes	15,460	1	(2,527)	(1)	13,084	1
Net loss	$(71,151)	(3)%	$(129,072)	(6)%	$(176,600)	(10)%

(1)    Includes stock-based compensation expense as follows (in thousands):

	Years Ended January 31,
	2026	2025	2024
Cost of revenue—subscription	$34,660	$29,548	$23,677
Cost of revenue—services	17,183	13,917	12,733
Sales and marketing	149,786	161,317	159,907
Research and development	279,581	226,367	198,927
General and administrative	69,244	62,791	61,663
Total stock-based compensation expense	$550,454	$493,940	$456,907

Comparison of the Years Ended January 31, 2026 and 2025
Revenue

	Years Ended January 31,		Change
(in thousands)	2026	2025	$	%
Subscription	$2,385,977	$1,943,864	$442,113	23%
Services	77,820	62,579	15,241	24%
Total revenue	$2,463,797	$2,006,443	$457,354	23%

Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $442.1 million primarily due to an increase in consumption of Atlas by our large existing customers as evidenced by our net ARR expansion rate of 121% as of January 31, 2026.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Years Ended January 31,		Change
(in thousands)	2026	2025	$	%
Subscription cost of revenue	$571,531	$441,404	$130,127	29%
Services cost of revenue	124,527	93,892	30,635	33%
Total cost of revenue	696,058	535,296	160,762	30%
Gross profit	$1,767,739	$1,471,147	$296,592	20%
Gross margin	72%	73%
Subscription	76%	77%
Services	(60)%	(50)%
The increase in subscription cost of revenue was primarily due to a $93.6 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of Atlas, an increase of $17.1 million in personnel costs and stock-based compensation, and a $13.7 million increase in amortization costs primarily related to acquired intangible assets. The increase in third-party cloud infrastructure costs was partially offset by continued cost efficiencies realized as we scale Atlas. The increase in services cost of revenue was primarily due to a $19.1 million increase in personnel costs and stock-based compensation and a $8.3 million increase in third-party consultant costs related to the delivery of consulting and training services.
Our overall gross margin decreased to 72%. Our subscription gross margin declined to 76% due to an increase in subscription revenue from Atlas as a percentage of our total revenue. Services gross margin decreased due to the impact of higher third-party consultant and training costs, services personnel costs and stock-based compensation related to growth in headcount.
Operating Expenses
Sales and Marketing

	Years Ended January 31,		Change
(in thousands)	2026	2025	$	%
Sales and marketing	$944,389	$871,148	$73,241	8%
The increase in sales and marketing expense was primarily driven by a $41.1 million increase in commissions, a $27.5 million increase in personnel costs, a $19.8 million increase in spend on in-person events and digital marketing programs and $4.5 million in restructuring costs. The increase in sales and marketing was partially offset by a $11.8 million decrease in travel-related expenses due to reduced internal travel and sales events and a $11.5 million decrease in stock-based compensation.
Research and Development

	Years Ended January 31,		Change
(in thousands)	2026	2025	$	%
Research and development	$716,303	$596,837	$119,466	20%
The increase in research and development expense was primarily driven by a $110.5 million increase in personnel costs, stock-based compensation and allocated overhead, and a $8.8 million increase in third-party infrastructure expenses to support ongoing product development and testing activities.

General and Administrative

	Years Ended January 31,		Change
(in thousands)	2026	2025	$	%
General and administrative	$244,015	$219,226	$24,789	11%
The increase in general and administrative expense was primarily driven by a $22.2 million increase in personnel costs and stock-based compensation, a $9.3 million increase in software expenses associated with ongoing initiatives to enhance systems and operational efficiency, which was partially offset by a $7.2 million release of reserves for value-added tax expense related to our operations in certain non-US jurisdictions.
Other Income, Net

	Years Ended January 31,		Change
(in thousands)	2026	2025	$	%
Other income, net	$81,277	$84,465	$(3,188)	(4)%
Other income, net, for the year ended January 31, 2026 decreased primarily due to lower interest income from our short-term investments.
Provision for (Benefit From) Income Taxes

	Years Ended January 31,		Change
(in thousands)	2026	2025	$	%
Provision for (benefit from) income taxes	$15,460	$(2,527)	$17,987	(712)%
The increase in the provision for income taxes for the year ended January 31, 2026 was primarily due to an increase in foreign taxes as we continue our global expansion and the release of the UK valuation allowance in the prior period.
Comparison of the Years Ended January 31, 2025 and 2024
For a discussion of our results of operations for the year ended January 31, 2025 as compared to the year ended January 31, 2024, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K filed with the SEC on March 21, 2025.
Liquidity and Capital Resources
As of January 31, 2026, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.4 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
In June 2025, our Board of Directors authorized an additional $800.0 million in repurchases under the Share Repurchase Program, bringing the aggregate authorized repurchase amount to $1.0 billion. During the year ended January 31, 2026, we repurchased 1,576,109 shares of common stock for $400.3 million. The average price per share for the year ended January 31, 2026 was $306.87. Refer to Note 11, Equity, in our Notes to Consolidated Financial Statements included in Part II, Item 8, and “Purchases of Equity Securities by the Issuer” included in Part II, Item 5 of this Form 10-K for further details.
In October 2025, we began funding withholding taxes in certain jurisdictions due on the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of our common stock to cover taxes upon vesting of such awards. The amount of withholding taxes paid related to net share settlement of employee RSUs was $98.6 million for the year ended January 31, 2026.
We have generated significant operating losses as reflected in our accumulated deficit of $1.9 billion as of January 31, 2026. We expect to continue to incur operating losses, may experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (in thousands):

	Years Ended January 31,
	2026	2025	2024
Net cash provided by operating activities	$505,148	$150,191	$121,477
Net cash provided by (used in) investing activities	538,815	(657,440)	188,019
Net cash provided by (used in) financing activities	(462,439)	202,060	38,241
Operating Activities
Cash provided by operating activities during the year ended January 31, 2026 was $505.1 million, driven primarily due to an increase in cash collected from customers resulting from an increase in sales. Our net loss of $71.2 million includes $550.5 million of stock‑based compensation, $112.4 million of deferred revenue, $27.8 million of accrued liabilities, and $22.4 million of depreciation and amortization. Partially offsetting these benefits to our operating cash flow were increases in accounts receivable of $106.4 million, other long-term assets of $13.0 million, $9.8 million of deferred commissions, and $7.6 million of other net non-cash charges.

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
Investing Activities
Cash provided by investing activities during the year ended January 31, 2026 was $538.8 million, due to proceeds from maturities and sales of marketable securities, net of purchases, of $555.0 million, partially offset by cash used for investments in non-marketable securities of $9.2 million, purchases of property and equipment of $5.0 million and payments related to the Voyage AI acquisition of $2.0 million.
Cash used in investing activities during the year ended January 31, 2025 was $657.4 million, due to purchases of marketable securities, net of maturities and sales, of $616.6 million, cash used for investments in non-marketable securities of $11.3 million and purchases of property, equipment and other assets of $29.6 million.
Financing Activities
Cash used in financing activities during the year ended January 31, 2026 was $462.4 million, due to repurchases of common stock of $400.3 million, $98.6 million due to taxes paid related to net share settlement of equity awards, and principal payments of finance leases of $7.5 million, offset by proceeds from the issuance of common stock under the Employee Stock Purchase Plan of $40.8 million and proceeds from the exercises of stock options of $3.2 million.
Cash provided by financing activities during the year ended January 31, 2025 was $202.1 million, due to proceeds from the settlement of capped calls and other of $170.2 million, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and exercises of stock options of $38.0 million, partly offset by principal payments of finance leases of $6.2 million.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2026 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Finance lease obligations	33,393	7,986	17,422	7,985	—
Operating lease obligations	36,809	11,139	15,998	6,993	2,679
Purchase obligations	897,926	382,067	515,859	—	—
Total	$968,128	$401,192	$549,279	$14,978	$2,679
At January 31, 2026, our material short-term and long-term cash requirements for various contractual obligations and commitments consisted of the following:
•our purchase obligations under non-cancelable agreements for cloud infrastructure capacity commitments and subscription and marketing services. During the year ended January 31, 2026, the Company entered into a renewal agreement with a cloud infrastructure provider that includes a non-cancelable commitment of $300 million to be paid over a period from October 2025 through October 2028;
•our finance and operating lease obligations under non-cancelable leases for office space expiring through 2032; and
•accounts payable and accrued liabilities on our consolidated balance sheets (primarily short-term in nature).
For further details of our contractual obligations and lease agreements, refer to our Notes to Consolidated Financial Statements, within Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K, specifically Note 7, Convertible Senior Notes, Note 8, Leases and Note 9, Commitments and Contingencies.

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
iv.Allocation of the transaction price to the performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. We also consider if there are any additional material rights inherent in a contract and if so, we allocate a portion of the transaction price to such rights based on SSP. We determine each SSP based on multiple factors, including past history of selling such performance obligations as standalone products. We estimate SSP for performance obligations with no observable evidence using adjusted market, cost plus method and the value relationship between the difference performance obligations within the bundled license to establish the SSPs. In cases where directly observable standalone sales are not available, such as when the term license is not sold separately, we consider all observable data points including competitor pricing for a similar or identical product, market and industry data points and our pricing practices to establish the SSP.
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
Business Combinations
We apply a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. When we acquire a business, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Estimates used in valuing certain intangible assets include, but are not limited to, time and resources required to recreate the assets acquired. These estimates are based on information obtained from the management of the acquired companies, our assessment of the information, and historical experience. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the preliminary fair value of the assets acquired and liabilities assumed. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations and comprehensive income (loss). Acquisition costs are expensed as incurred.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally and we are exposed to market risk in the ordinary course of business. The uncertainty that exists in the global economic environment has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds and our short-term investments consist of U.S. government treasury securities. As of January 31, 2026 and 2025, we had cash, cash equivalents, restricted cash and short-term investments of $2.4 billion and $2.3 billion, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of January 31, 2026 and 2025.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the years ended January 31, 2026 and 2025. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of January 31, 2026 and 2025, the total amount of non-marketable securities included in other assets on our balance sheets was $32.3 million and $24.2 million, respectively.

Item 8. Financial Statements and Supplementary Data
MongoDB, Inc.
Form 10-K
For the Fiscal Year Ended January 31, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MongoDB, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MongoDB, Inc. and its subsidiaries (the "Company") as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Subscription Revenue
As described in Note 2 to the consolidated financial statements, the Company’s subscription revenue was $2,386.0 million for the year ended January 31, 2026. Subscription revenue is derived from the sales of subscriptions, which includes the usage-based database-as-a-service offering, term license and post-contract customer support (PCS). For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis. The Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. Performance obligations related to database-as-a-service solutions are recognized on a usage-basis, as the use of this service represents a direct measurement of the value of the goods or services transferred to date relative to the remaining goods or services promised under the contract. License revenue is recognized at a point in time, upon delivery and transfer of control of the underlying license to the customer, which is typically the subscription start date. Revenue from PCS is recognized ratably over the contract duration.

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
March 11, 2026

We have served as the Company's auditor since 2013.

MONGODB, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	As of January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,083,540	$490,133
Short-term investments	1,303,701	1,846,444
Accounts receivable, net of allowance for doubtful accounts of $12,979 and $8,888 as of January 31, 2026 and 2025, respectively	499,002	393,099
Deferred commissions	131,442	112,632
Prepaid expenses and other current assets	97,170	81,214
Total current assets	3,114,855	2,923,522
Property and equipment, net	39,773	46,377
Operating lease right-of-use assets	28,978	34,607
Goodwill	191,397	69,679
Intangible assets, net	34,502	24,597
Deferred tax assets	26,021	20,810
Other assets	323,322	310,701
Total assets	$3,758,848	$3,430,293
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,269	$10,467
Accrued compensation and benefits	143,046	120,354
Operating lease liabilities	9,259	9,126
Other accrued liabilities	109,803	87,659
Deferred revenue	387,119	334,381
Total current liabilities	669,496	561,987
Deferred tax liability	352	262
Operating lease liabilities	23,600	27,374
Deferred revenue	83,588	25,404
Other liabilities	29,454	33,042
Total liabilities	806,490	648,069
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of January 31, 2026 and January 31, 2025; 83,370,769 shares issued and 80,492,774 shares outstanding as of January 31, 2026; 80,558,847 shares issued and 80,467,811 shares outstanding as of January 31, 2025	81	78
Additional paid-in capital	5,345,494	4,625,093
Treasury stock, 2,877,995 shares (repurchased at an average of $171.84 per share) as of January 31, 2026 and 99,371 shares (repurchased at an average of $13.27 per share) as of January 31, 2025	(494,569)	(1,319)
Accumulated other comprehensive income (loss)	13,207	(924)
Accumulated deficit	(1,911,855)	(1,840,704)
Total stockholders’ equity	2,952,358	2,782,224
Total liabilities and stockholders’ equity	$3,758,848	$3,430,293

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)

	Years Ended January 31,
	2026	2025	2024
Revenue:
Subscription	$2,385,977	$1,943,864	$1,627,326
Services	77,820	62,579	55,685
Total revenue	2,463,797	2,006,443	1,683,011
Cost of revenue:
Subscription	571,531	441,404	345,233
Services	124,527	93,892	79,252
Total cost of revenue	696,058	535,296	424,485
Gross profit	1,767,739	1,471,147	1,258,526
Operating expenses:
Sales and marketing	944,389	871,148	782,760
Research and development	716,303	596,837	515,940
General and administrative	244,015	219,226	193,558
Total operating expenses	1,904,707	1,687,211	1,492,258
Loss from operations	(136,968)	(216,064)	(233,732)
Other income (expense):
Interest income	88,593	95,687	80,238
Interest expense	(3,128)	(8,092)	(9,387)
Other expense, net	(4,188)	(3,130)	(635)
Loss before provision for (benefit from) income taxes	(55,691)	(131,599)	(163,516)
Provision for (benefit from) income taxes	15,460	(2,527)	13,084
Net loss	$(71,151)	$(129,072)	$(176,600)
Net loss per share, basic and diluted	$(0.88)	$(1.73)	$(2.48)
Weighted-average shares used to compute net loss per share, basic and diluted	81,246,520	74,555,001	71,248,982

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)

	Years Ended January 31,
	2026	2025	2024
Net loss	$(71,151)	$(129,072)	$(176,600)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	4,126	(690)	4,652
Foreign currency translation adjustment	10,005	(4,779)	798
Other comprehensive income (loss)	14,131	(5,469)	5,450
Total comprehensive loss	$(57,020)	$(134,541)	$(171,150)

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	69,906,586	$70	$2,276,694	$(1,319)	$(905)	$(1,535,032)	$739,508
Stock option exercises	953,643	1	6,807	—	—	—	6,808
Vesting of restricted stock units	1,690,527	2	—	—	—	—	2
Vesting of performance stock units	22,991	—	—	—	—	—	—
Stock-based compensation	—	—	456,907	—	—	—	456,907
Issuance of common stock under the Employee Stock Purchase Plan	167,574	—	36,914	—	—	—	36,914
Unrealized gain on available-for-sale securities	—	—	—	—	4,652	—	4,652
Foreign currency translation adjustment	—	—	—	—	798	—	798
Net loss	—	—	—	—	—	(176,600)	(176,600)
Balances as of January 31, 2024	72,741,321	$73	$2,777,322	$(1,319)	$4,545	$(1,711,632)	$1,068,989
Stock option exercises	267,931	—	2,026	—	—	—	2,026
Vesting of restricted stock units	1,529,981	1	—	—	—	—	1
Vesting of performance stock units	77,444	—	—	—	—	—	—
Stock-based compensation	—	—	493,940	—	—	—	493,940
Conversion of convertible senior notes	5,662,979	4	1,145,320				1,145,324
Issuance of common stock under the Employee Stock Purchase Plan	188,155	—	36,047	—	—	—	36,047
Unrealized gain on available-for-sale securities	—	—	—	—	(690)	—	(690)
Foreign currency translation adjustment	—	—	—	—	(4,779)	—	(4,779)
Reclassification of derivative related to the Capped Call associated with the 2024 Notes	—	—	169,692		—		169,692
Other	—	—	746		—		746
Net loss	—	—	—	—	—	(129,072)	(129,072)
Balances as of January 31, 2025	80,467,811	78	4,625,093	(1,319)	(924)	(1,840,704)	2,782,224
Stock option exercises	403,516	—	3,183	—	—	—	3,183
Vesting of restricted stock units	1,673,239	2	—	—	—	—	2
Vesting of performance stock units	91,319	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(296,897)	—	(108,378)	—	—	—	(108,378)
Issuance of common stock in connection with a business combination subject to future vesting	213,023	—	—	—	—	—	—
Issuance of common stock in connection with a business combination	484,169	1	141,401	—	—	—	141,402
Stock-based compensation	—	—	550,454	—	—	—	550,454
Repurchases of common stock	(1,576,109)	—	—	(400,333)	—	—	(400,333)
Issuance of common stock under the Employee Stock Purchase Plan	235,218	—	40,824	—	—	—	40,824
Settlement of the Capped Call associated with the 2026 Notes	(1,182,670)	—	92,917	(92,917)	—	—	—
RSA forfeitures	(19,845)	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	4,126	—	4,126
Foreign currency translation adjustment	—	—	—	—	10,005	—	10,005
Net loss	—	—	—	—	—	(71,151)	(71,151)
Balances as of January 31, 2026	80,492,774	81	5,345,494	(494,569)	13,207	(1,911,855)	2,952,358

The accompanying notes are an integral part of these consolidated financial statements.

MONGODB, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)

	Years Ended January 31,
	2026	2025	2024
Cash flows from operating activities
Net loss	$(71,151)	$(129,072)	$(176,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,394	11,751	18,939
Stock-based compensation	550,454	493,940	456,907
Amortization of debt discount and issuance costs	—	2,419	3,393
Amortization of finance right-of-use assets	3,974	3,974	3,975
Amortization of operating right-of-use assets	11,044	11,248	9,211
Deferred income taxes	(3,158)	(16,794)	(1,574)
Amortization of premium and accretion of discount on short-term investments, net	(10,843)	(25,059)	(44,556)
Realized and unrealized loss (gain) on financial instruments, net	1,063	(937)	(1,044)
Unrealized foreign exchange loss (gain)	2,118	(964)	1,802
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable, net	(106,410)	(69,236)	(41,639)
Prepaid expenses and other current assets	(11,056)	(24,813)	(12,208)
Deferred commissions	(9,791)	(69,127)	(41,830)
Other long-term assets	(13,007)	(30,677)	(211)
Accounts payable	8,916	541	1,679
Accrued liabilities	27,830	25,254	39,502
Operating lease liabilities	(11,105)	(12,076)	(9,878)
Deferred revenue	112,366	(16,362)	(82,411)
Other liabilities, non-current	1,510	(3,819)	(1,980)
Net cash provided by operating activities	505,148	150,191	121,477
Cash flows from investing activities
Purchases of property, equipment and other assets	(4,960)	(29,550)	(6,074)
Investments in non-marketable securities	(9,188)	(11,250)	(2,056)
Business combinations, net of cash acquired	(2,032)	—	(15,000)
Proceeds from the sales of marketable securities	127,660	44,984	—
Proceeds from maturities of marketable securities	844,970	752,600	1,445,000
Purchases of marketable securities	(417,635)	(1,414,224)	(1,233,851)
Net cash provided by (used in) investing activities	538,815	(657,440)	188,019
Cash flows from financing activities
Repurchases of common stock	(400,333)	—	—
Proceeds from settlement of capped calls and other	—	170,223	—
Proceeds from exercise of stock options	3,183	1,968	6,810
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	40,824	36,048	36,914
Taxes paid related to net share settlement of equity awards	(98,574)	—	—
Principal payments of finance leases	(7,539)	(6,179)	(5,483)
Net cash provided by (used in) financing activities	(462,439)	202,060	38,241
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,348	(5,701)	(433)
Net increase (decrease) in cash, cash equivalents and restricted cash	593,872	(310,890)	347,304
Cash, cash equivalents and restricted cash, beginning of year	492,753	803,643	456,339
Cash, cash equivalents and restricted cash, end of year	$1,086,625	$492,753	$803,643
Supplemental cash flow disclosure
Cash paid during the period for:
Interest expense	1,897	3,705	5,471
Non-cash investing and financing activities:
Issuance of common stock in connection with a business combination	141,402	—	—
Common stock issued for conversion of convertible notes	—	1,145,326	—
Settlement of capped calls	92,917	—	—
Purchases of property and equipment included in accounts payable and accrued liabilities	2,391	1,620	1,115
Unpaid taxes for net share settlement of equity awards included in accrued compensation and benefits	9,804	—	—
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$1,083,540	$490,133	$802,959
Restricted cash, non-current	3,085	2,620	684
Total cash, cash equivalents and restricted cash	$1,086,625	$492,753	$803,643

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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
For the years ended January 31, 2026, 2025 and 2024, the Company did not record any impairment charges for its marketable debt securities in its consolidated statements of operations.
Restricted Cash
The Company pledged $3.1 million and $2.6 million of collateral as of January 31, 2026 and 2025, respectively, for its lease related letters of credit. Restricted cash balances have been excluded from the Company’s cash and cash equivalents balance and are included in other assets on the consolidated balance sheets.
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
The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Impairment indicators may include, but are not limited to, a significant deterioration in earnings performance, credit rating, asset quality or business outlook or a significant adverse change in the regulatory, economic, or technological environment. If the non-marketable equity securities are considered impaired, the Company will record an impairment charge within other income (expense) on its consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. For the years ended January 31, 2026, 2025 and 2024, the Company did not record any material impairment charges related to its non-marketable equity securities.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the years ended January 31, 2026 and 2025, the Company invested $9.2 million and $11.3 million, respectively, of its cash in non-marketable securities of privately-held companies. The Company evaluated its ownership, contractual and other interests of its investments and determined that as of January 31, 2026, there were no variable interest entities required to be consolidated in the Company’s consolidated financial statements, as the Company was not the primary beneficiary and did not have the power to direct activities that most significantly impact the entities’ economic performance. The Company’s maximum loss exposure is limited to the carrying value of these investments.
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
As of January 31, 2026 and 2025, no customer represented 10% or more of net accounts receivable. For the years ended January 31, 2026, 2025 and 2024, no customer represented 10% or more of revenue.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, costs related to the development of web-based product, or implementation costs incurred in a hosting arrangement that is a service contract, are capitalized during the application development stage. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. There were no material qualifying costs incurred during the application development stage and the Company did not capitalize any qualifying costs related to computer software developed for internal use, or implementation costs incurred in a hosting arrangement that is a service contract in the years ended January 31, 2026 and 2025.
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
The Company performs its annual impairment analysis in the fourth quarter of each fiscal year. The Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single operating segment is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of the Company’s single operating segment with its carrying amount. If the carrying amount exceeds its fair value, no further analysis is required; otherwise, any excess of the carrying amount over the implied fair value is recognized as an impairment loss and the carrying value of goodwill is written down to fair value. No indicators of impairment of goodwill were identified during the years ended January 31, 2026, 2025 and 2024, and accordingly, the Company has not recorded any impairment of goodwill during those periods.
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
iv.Allocation of the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. The Company also considers if there are any additional material rights inherent in a contract and if so, the Company allocates a portion of the transaction price to such rights based on SSP. The Company determines each SSP based on multiple factors, including past history of selling such performance obligations as standalone products. The Company estimates SSP for performance obligations with no observable evidence using adjusted market, cost plus method and the value relationship between the different performance obligations within the bundled license to establish the SSPs. In cases where directly observable standalone sales are not available, such as when the term license is not sold separately, the Company considers observable data points including competitor pricing for a similar or identical product, market and industry data points and the Company’s pricing practices to establish the SSP.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Company applies the if-converted method when reporting the number of potentially dilutive shares of common stock. Although the required use of the if-converted method will not impact the diluted net loss per share as long as the Company is in a net loss position, the Company is required to include disclosures of all the underlying shares regardless of the average stock price for the reporting period.
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
Refer to Note 7, Convertible Senior Notes for more information.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses and benefits and stock-based compensation. Research and development costs also include amortization associated with acquired finite-lived intangible assets and allocated overhead.
Advertising
Advertising costs are expensed as incurred, or the first time the advertising takes place, based on the nature of the advertising. Advertising costs were $45.3 million, $30.8 million and $29.7 million for the years ended January 31, 2026, 2025 and 2024, respectively. Advertising costs are recorded in sales and marketing expenses in the consolidated statements of operations.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation
Compensation expense related to stock-based awards granted to employees and non-employees is calculated based on the fair value of stock-based awards on the date of grant. For restricted stock units, restricted stock awards and performance stock units, fair value is based on the closing price of the Company’s common stock on the grant date. For performance stock units with market conditions, fair value is measured using a Monte Carlo simulation model on the grant date.
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
The Company recognizes the related stock-based compensation expense for restricted stock units and stock options on a straight-line basis over the employee’s requisite service period, which is generally four years. The Company recognizes share-based compensation expense for awards with market conditions and awards with performance conditions on a straight-line basis over the requisite service period for each separately vesting tranche of the award. The Company recognizes share-based compensation expense for awards with performance conditions when it is probable that the performance condition will be achieved. The Company recognizes the stock-based compensation expense related to the 2017 Employee Stock Purchase Plan on a straight-line basis over the offering period. The Company has elected to account for forfeitures as they occur.
Treasury Stock
Treasury stock is accounted for using the cost method and recorded as a reduction to stockholders’ equity on the consolidated balance sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired.
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
amounts and the tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount the Company believes is more likely than not to be realized.
The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that is more likely than not of being realized upon ultimate settlement. The Company recognizes interest and penalties on amounts due to taxing authorities as a component of income tax expense.
Related Party Transactions
All contracts with related parties are executed in the ordinary course of business. There were no material related party transactions in the years ended January 31, 2026, 2025 and 2024. As of January 31, 2026 and 2025, there were no material amounts payable to or amounts receivable from related parties.
Recently Adopted Accounting Pronouncements
Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose additional information about income taxes, primarily their rate reconciliation information and income taxes paid. The new guidance requires companies to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally, companies will be required to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for the Company for the fiscal year ending January 31, 2026, and early adoption is permitted. The Company adopted this guidance for its fiscal year ended January 31, 2026 on a retrospective basis. The adoption of this standard did not have a material financial impact on the Company’s consolidated financial statements.
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
.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of January 31, 2026 and 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement at January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$381,687	$—	$—	$381,687
Short-term investments:
U.S. government treasury securities	1,303,701	—	—	1,303,701
Total financial assets	$1,685,388	$—	$—	$1,685,388

	Fair Value Measurement at January 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$152,588	$—	$—	$152,588
Short-term investments:
U.S. government treasury securities	1,846,444	—	—	1,846,444
Total financial assets	$1,999,032	$—	$—	$1,999,032
The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of January 31, 2026 and January 31, 2025 (in thousands):

	January 31, 2026			January 31, 2025
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Due within one year	$770,766	$1,539	$772,305	$968,748	$944	$969,692
Due after one year and within three years	527,268	4,128	531,396	876,154	598	876,752
Total short-term investments	$1,298,034	$5,667	$1,303,701	$1,844,902	$1,542	$1,846,444
As of January 31, 2026 and January 31, 2025, unrealized net gains on the Company’s U.S. government treasury securities were approximately $5.7 million and $1.5 million, respectively. These unrealized gains and losses were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Since the fluctuation in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of January 31, 2026 and 2025. Gross realized gains and losses were not material for each of the years ended January 31, 2026 and 2025. There were no material short-term investments in a continuous loss position for greater than twelve months.
Non-marketable Securities
As of January 31, 2026 and 2025, the total amount of non-marketable equity securities included in other assets on the Company’s consolidated balance sheets were $32.3 million and $24.2 million, respectively. The Company recognized

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
immaterial net unrealized losses on certain of these non-marketable securities during the year ended January 31, 2026 and an immaterial net unrealized gain during the year ended January 31, 2025.
4. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31, 2026	January 31, 2025
Servers	$881	$887
Furniture and fixtures	5,106	5,320
Computer and office equipment	8,099	7,209
Purchased software	809	872
Leasehold improvements	44,384	41,273
Website costs	969	969
Construction in process	705	386
Finance lease right-of-use assets	15,566	19,540
Total property and equipment	76,519	76,456
Less: accumulated depreciation and amortization	(36,746)	(30,079)
Property and equipment, net	$39,773	$46,377
Depreciation and amortization expense related to property and equipment was $7.7 million, $8.3 million and $8.0 million for the years ended January 31, 2026, 2025 and 2024, respectively. Depreciation and amortization expense excludes amortization with respect to the finance lease right-of-use asset, which is described further in Note 8, Leases.
5.Business Combinations
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
The following table summarizes the allocation of purchase consideration to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition:

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Cash and cash equivalents	$17,365
Prepaid expenses and other current assets	1,435
Goodwill	121,718
Developed technology intangible asset	24,000	2.0
Accounts payable and accrued expenses	(954)
Deferred tax liabilities, net(1)	(2,698)
Total purchase price	$160,866
(1) Deferred tax liabilities, net primarily relate to the intangible asset acquired and the amount presented is net of deferred tax assets.
The fair value of the developed technology was estimated using the reproduction cost method (Level 3), which utilized assumptions for the cost to replace, such as the workforce, timing and resources required, as well as a theoretical profit margin and opportunity cost. The Company determined the economic useful life to be two years based on the expected time period that the asset would contribute to the Company’s future cash flows without significant upgrades. The finalization of the values assigned to the assets acquired and liabilities assumed for the year ended January 31, 2026 resulted in a $1.8 million measurement period adjustment that increased deferred tax liabilities and goodwill to reflect adjustments from the filing of income tax returns for periods prior to the acquisition date.
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
The Company incurred acquisition-related costs for the Voyage AI acquisition of $1.5 million during the year ended January 31, 2026. These acquisition-related costs were included in general and administrative expenses in the Company’s consolidated statements of operations.
From the date of acquisition through January 31, 2026, revenue and earnings attributable to Voyage AI, included in the Company’s consolidated statements of operations for the year ended January 31, 2026, were not material.
6. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	January 31, 2026	January 31, 2025
Balance, beginning of the year	$69,679	$69,679
Increase in goodwill related to business combinations	121,718	—
Balance, end of the year	$191,397	$69,679
The gross carrying amount and accumulated amortization of the Company’s intangible assets are as follows (in thousands):

	January 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$27,400	$(14,728)	$12,672
IP addresses	$24,445	$(2,615)	$21,830
Total	$51,845	$(17,343)	$34,502

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	January 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$41,200	$(40,407)	$793
Customer relationships	15,200	(15,200)	—
IP addresses	$23,986	$(182)	$23,804
Total	$80,386	$(55,789)	$24,597
During the year ended January 31, 2025, the Company purchased $24.0 million of intangible assets for IP addresses which is expected to allow the Company to reduce its cloud infrastructure costs in the future. These purchased intangible assets are amortized on a straight-line basis over an estimated useful life of ten years. During the three months ended January 31, 2026, the Company retired $53.0 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.
Intangible assets are amortized on a straight-line basis. Amortization expense of intangible assets was $14.6 million, $3.3 million, and $10.6 million for the years ended January 31, 2026, 2025 and 2024, respectively. Amortization expense for developed technology is included as cost of subscription revenue and research and development expense in the Company’s consolidated statements of operations. Amortization expense for customer relationships was included as sales and marketing expense in the Company’s consolidated statements of operations. Amortization expense for IP addresses is included as cost of subscription revenue in the Company’s consolidated statements of operations.
As of January 31, 2026, future amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
2027	$14,558
2028	3,003
2029	2,444
2030	2,444
2031	2,444
Thereafter	$9,609
Total	$34,502
7. Convertible Senior Notes
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In April 2024, the Company elected cash settlement for the Capped Calls associated with the 2024 Notes. Upon the cash settlement election, the instrument, initially indexed to the Company’s own stock, no longer met the criteria for equity classification and was reclassified from stockholder’s equity to assets on the Company’s consolidated balance sheet. The reclassification resulted in the recognition of a derivative asset, with an estimated fair value at cash settlement election date of $169.7 million, with a corresponding increase in additional paid-in capital. In June 2024, the derivative asset was settled and the Company received $170.6 million in cash and recognized a realized gain of $0.9 million for the year ended January 31, 2025, which was recorded in other income (expense), net, on the Company’s consolidated statements of operations.
The Capped Calls associated with the 2026 Notes each had an initial strike price of approximately $211.20 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. These Capped Calls had initial cap prices of $296.42 per share, subject to certain adjustments. The Capped Calls were initially classified in stockholders’ equity and were not subsequently remeasured. In January 2026, upon the original maturity date of the 2026 Notes, the capped call options settled. At settlement, the Company received 1.2 million shares of its common stock. The $92.9 million premium paid upon entering into the capped call transaction was recorded as an increase to treasury stock and an increase to additional paid-in capital on the Company’s consolidated balance sheets.
8. Leases
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

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease Costs
The components of the Company’s lease costs included in its consolidated statements of operations were as follows (in thousands):

	Years Ended January 31,
	2026	2025
Finance lease cost:
Amortization of finance lease right-of-use assets	$3,974	$3,974
Interest on finance lease liabilities	1,897	2,267
Operating lease cost	13,007	13,319
Short-term lease cost	4,519	5,262
Variable lease cost	4,679	3,814
Total lease cost	$28,076	$28,636
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the consolidated balance sheets as follows (in thousands):

	Years Ended January 31,
	2026	2025
Finance Lease:
Property and equipment, net	$15,566	$19,540
Other accrued liabilities (current)	6,482	6,814
Other liabilities, non-current	23,490	30,697
Operating Leases:
Operating lease right-of-use assets	$28,978	$34,607
Operating lease liabilities (current)	9,259	9,126
Operating lease liabilities, non-current	23,600	27,374
Supplemental Information
The following table presents supplemental information related to the Company’s finance and operating leases (in thousands, except weighted-average information):

	Years Ended January 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance lease	$1,897	$2,267
Operating cash flows from operating leases	13,025	14,185
Financing cash flows from finance lease	7,539	6,179
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,520	8,974
Weighted-average remaining lease term (in years):
Finance lease	3.9	4.9
Operating leases	4.0	4.6
Weighted-average discount rate:
Finance lease	5.6%	5.6%
Operating leases	5.2%	5.2%

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of January 31, 2026 were as follows (in thousands):

Year Ending January 31,	Finance Lease	Operating Leases
2027	$7,986	$11,139
2028	8,711	8,987
2029	8,711	7,011
2030	7,985	4,240
2031	—	2,753
Thereafter	—	2,679
Total minimum payments	33,393	36,809
Less imputed interest	(3,421)	(3,950)
Present value of future minimum lease payments	29,972	32,859
Less current obligations under leases	(6,482)	(9,259)
Non-current lease obligations	$23,490	$23,600
9. Commitments and Contingencies
The following table includes certain non-cancelable agreements primarily for subscription, marketing services and cloud infrastructure capacity commitments entered into by the Company (in thousands):

Year Ending January 31,	Other Obligations
2027	$382,067
2028	392,574
2029	123,285
2030	—
2031	—
Thereafter	—
Total minimum payments	$897,926
During the year ended January 31, 2026, the Company entered into a renewal agreement with a cloud infrastructure provider that includes a non-cancelable commitment of $300 million to be paid over a period from October 2025 through October 2028. During the year ended January 31, 2026, other than certain non-cancelable operating leases described in Note 8, Leases and the renewal agreement with a cloud infrastructure provider, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments.
Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al., was filed in the United States District Court for the Southern District of New York against MongoDB, former CEO Dev Ittycheria, and former COO and CFO Michael Gordon. On January 27, 2025, the lead plaintiff in the lawsuit (the “Securities Action”) filed an Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. Defendants filed a motion to dismiss the complaint on May 9, 2025. Plaintiffs filed an opposition brief on July 1, 2025, and defendants filed their reply brief on July 29, 2025. The Court has not yet ruled on Defendants’ motion.The

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York, Case. No. 1:24-cv-07594, against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Roy v. Ittycheria et al. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. Another similar case was subsequently filed in the same district and has been consolidated with the Roy action with the caption In re MongoDB, Inc. Shareholder Litigation (the “S.D.N.Y. Derivative Litigation”). On September 12, 2025 another purported derivative action was filed in the Court of Chancery of the State of Delaware, Case No. 2025-1030, against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Sansone v. Ittycheria, et al. The lawsuit, like the S.D.N.Y. Derivative Action, alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. The S.D.N.Y. Derivative Litigation and the Delaware Derivative Action are both at early stages and have both been stayed, pending the outcome of the Court’s decision on the defendants’ motion to dismiss the Securities Action.
Although claims and litigation are inherently unpredictable, as of January 31, 2026, other than as disclosed above, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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
10. Revenue
Disaggregation of Revenue
The Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets and subscription product categories. The Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The Company also disaggregates its subscription products between its Atlas-related offerings and other subscription products, which include MongoDB Enterprise Advanced.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the Company’s revenues disaggregated by primary geographical markets, subscription product categories and services (in thousands):

	Years Ended January 31,
	2026	2025	2024
Primary geographical markets:
Americas	$1,497,477	$1,213,061	$1,016,324
EMEA	680,840	553,090	469,082
Asia Pacific	285,480	240,292	197,605
Total	$2,463,797	$2,006,443	$1,683,011

Subscription product categories and services:
Atlas-related	$1,807,866	$1,405,184	$1,105,351
Other subscription	578,111	538,680	521,975
Services	77,820	62,579	55,685
Total	$2,463,797	$2,006,443	$1,683,011
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances as of January 31, 2026, 2025 and 2024 was $470.7 million, $359.8 million and $377.4 million, respectively. Approximately 14% and 18% of the total revenue recognized in the years ended January 31, 2026 and 2025 was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less. As of January 31, 2026, the aggregate transaction price allocated to remaining performance obligations was $1,472.7 million. Approximately 52% is expected to be recognized as revenue over the next 12 months, 46% in 13 to 36 months and the remainder thereafter. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at the customers’ discretion.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s consolidated balance sheets. As of January 31, 2026, 2025 and 2024, unbilled receivables were $19.8 million, $22.5 million and $22.7 million, respectively.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance at January 31, 2023	$6,362
Provision	8,520
Recoveries/write-offs	(6,828)
Balance at January 31, 2024	8,054
Provision	9,404
Recoveries/write-offs	(8,570)
Balance at January 31, 2025	8,888
Provision	15,782
Recoveries/write-offs	(11,691)
Balance at January 31, 2026	$12,979
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $373.2 million and $363.4 million as of January 31, 2026 and 2025, respectively, of which $241.7 million and $250.7 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of January 31, 2026 and 2025, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s consolidated statements of operations, was $136.8 million, $112.6 million and $99.5 million for years ended January 31, 2026, 2025 and 2024, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
11. Equity
The Company adopted the 2008 Stock Incentive Plan (as amended, the “2008 Plan”) and the 2016 Equity Incentive Plan (as amended, the “2016 Plan”), primarily for the purpose of granting stock-based awards to employees, directors and consultants, including stock options, restricted stock units (“RSUs”) and other stock-based awards. With the establishment of the 2016 Plan in December 2016, all shares available for grant under the 2008 Plan were transferred to the 2016 Plan. The Company no longer grants any stock-based awards under the 2008 Plan and any shares underlying stock options canceled under the 2008 Plan will be automatically transferred to the 2016 Plan. Stock options granted under the stock option plans may be either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. All outstanding stock options as of January 31, 2026 were granted as NSOs. The exercise prices of the stock option grants must be no less than 100% of the fair value of the common stock on the grant date as determined by the Board of Directors. If, at the date of grant, the optionee owns more than 10% of the total combined voting power of all classes of outstanding stock (a “10% stockholder”), the exercise price must be at least 110% of the fair value of the common stock on the date of grant as determined by the Board of Directors. Options granted are exercisable over a maximum term of 10 years from the date of grant or five years from the date of grant for ISOs granted to any 10% stockholder. The Board of Directors or a committee thereof determines the vesting schedule for all equity awards. Stock option awards generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. RSU awards granted to new employees generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting quarterly over the next 12 quarters, subject to the grantee’s continued service to the Company. RSUs granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company.
Pursuant to the terms of the 2016 Plan, the shares of the Company’s common stock reserved for issuance was increased by 4.0 million shares in February 2025. As of January 31, 2026, the Company has approximately 17.5 million shares of common stock available for future grants.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock Options
The following table summarizes stock option activity for the periods presented (in thousands, except share and per share data and years):

	Options Outstanding
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance - January 31, 2025	567,425	$8.41	1.5	$150,319
Options exercised	(403,516)	$7.9
Options forfeited and expired	—	—
Balance - January 31, 2026	163,909	$9.66	1.2	$59,284
Options vested and exercisable - January 31, 2025	567,425	$8.41	1.5	$150,319
Options vested and exercisable - January 31, 2026	163,909	$9.66	1.2	$59,284
There were no options granted during the years ended January 31, 2026 and 2025. The intrinsic value of options exercised for the years ended January 31, 2026, 2025 and 2024 was determined to be $107.6 million, $89.7 million and $308.0 million, respectively.
There were no options vested during the years ended January 31, 2026, 2025 and 2024. As of January 31, 2026, there was no unrecognized stock-based compensation expense related to outstanding stock options.
Restricted Stock Units
During the year ended January 31, 2026, the Company began funding withholding taxes in certain jurisdictions due upon the vesting of employee RSUs and executive PSUs by net share settlement, rather than its previous approach of selling shares of the Company’s common stock. The amount of withholding taxes related to net share settlement of employee RSUs and executive PSUs are reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs and executive PSUs are not considered issued and outstanding, and do not impact the calculation of basic net income (loss) per share attributable to common stockholders.
The following table summarizes RSU activity for the years ended January 31, 2026 and 2025:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested - January 31, 2025	3,533,507	291.43
RSUs granted	3,266,778	229.78
RSUs vested	(1,673,239)	278.82
RSUs forfeited and canceled	(893,347)	253.61
Unvested - January 31, 2026	4,233,699	$256.82
The total grant date fair value of RSUs vested were $466.5 million, $462.2 million, $429.5 million for the years ended January 31, 2026, 2025 and 2024, respectively. As of January 31, 2026, there was $1.0 billion of unrecognized stock-based compensation expense related to outstanding RSUs that is expected to be recognized over a weighted-average period of 2.73 years.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Awards
The Company has granted restricted common stock outside of the Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests. Refer to Note 5, Business Combinations, for further details on the issuance of restricted stock awards in connection with the acquisition of Voyage AI.
The following table summarizes RSA activity for the year ended January 31, 2026:

	Shares	Weighted-Average Grant Date Fair Value per RSA
Unvested - January 31, 2025	—	—
RSAs granted	213,023	292.05
RSAs vested	(81,025)	292.05
RSAs forfeited and canceled	(19,845)	292.05
Unvested - January 31, 2026	112,153	292.05
The total grant date fair value of RSAs vested was $23.7 million for the year ended January 31, 2026. No RSAs were granted prior to the fiscal year ended January 31, 2026. As of January 31, 2026, there was $32.8 million of unrecognized stock-based compensation expense related to outstanding RSAs that is expected to be recognized over a weighted-average period of 1.42 years.
Executive Performance Share Awards
The Company has a long-term performance-based equity award program and grants performance share units (“PSUs”) to certain executives. The vesting of PSUs is conditioned upon the achievement of certain targets. The PSUs vest annually over a period of three years from the date of grant, subject to the executive’s continued employment with the Company. Each vested PSU entitles the executive to one share of common stock. A PSU performance factor of 100 will result in the targeted number of PSUs being vested. The minimum percentage of PSUs that can vest is zero, with a maximum percentage of 200. On each date of grant, the Company assumes a performance factor of 100.
The grant date fair value of PSUs with performance and service conditions was determined by using the market price of the Company’s common stock on the date of the grant. Compensation expense is recognized over the requisite service period based on the probability of the performance conditions being satisfied using the accelerated attribution method. Following the completion of the performance year, the achieved PSU performance factor was 158.0 and 80.0 for the years ended January 31, 2026 and 2025, respectively.
During the year ended January 31, 2026, the Company granted PSUs with both service and market conditions, with an aggregate grant date fair value of $36.1 million under the 2016 Plan. The number of shares that may be earned under these PSUs with market conditions ranges from 0% to 200% of the target number of shares, based on the achievement of specified stock price targets over a five-year cumulative performance period beginning on the grant date. The market conditions are satisfied when the average closing price of the Company’s common stock over any 60 consecutive trading-day period during the performance period is equal to or exceeds stock price targets of $375.00, $400.00, $475.00 and $600.00. In addition, the PSUs with market conditions are subject to service-based vesting, under which up to 100%, 125%, 150% and 200% of the target number of shares may vest on January 31, 2027, January 31, 2028 and January 31, 2029, respectively, subject to the grantee’s continued service through each vesting date. On the date of grant, the Company assumes a performance factor of 100. As of January 31, 2026, none of the stock price targets have been achieved and there were approximately 51 thousand PSUs with market conditions outstanding.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the PSUs with both service and market conditions is estimated on the grant date using a Monte Carlo simulation model. The following table summarizes the assumptions used and the resulting grant-date fair value of our PSUs subject to market conditions granted during the year ended January 31, 2026:

Year Ended January 31,
2026
Expected term (in years)	5
Expected volatility	70%
Risk-free interest rate	3.72%
Dividend yield	—%

The following table summarizes PSU activity for the years ended January 31, 2026 and 2025:

	Shares	Weighted-Average Grant Date Fair Value per PSU
Balance - January 31, 2025	146,284	287.57
PSUs granted	167,153	242.31
PSUs vested	(91,319)	266.18
Adjustment for performance achievement	17,955	216.79
PSUs forfeited and canceled	(30,403)	274.62
Balance - January 31, 2026	209,670	$256.62
The Company recognized $27.6 million and $22.7 million of compensation expense related to PSUs summarized above for the years ended January 31, 2026 and 2025, respectively. The total grant date fair value of PSUs vested was $24.3 million, $18.9 million, and $7.3 million for the years ended January 31, 2026, 2025 and 2024, respectively. As of January 31, 2026, the Company had $48.8 million of total unrecognized stock-based compensation cost related to these PSUs, which it expects to be recognized over a weighted-average period of 2.59 years.
2016 China Stock Appreciation Rights Plan
In April 2016, the Company adopted the 2016 China Stock Appreciation Rights Plan (as amended, the “China SAR Plan”) for its employees in China. These awards, which are granted to new employees, generally vest over four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 36 months of the grantee’s service to the Company. Awards granted to existing employees generally vest quarterly over a period of four years, subject to the grantee’s continued service to the Company. The China SAR Plan units are cash settled upon exercise and will be paid as a cash bonus equal to the difference between the strike price of the vested plan units and the fair market value of common stock at the end of each reporting period. No China SAR Plan units were granted for the years ended January 31, 2026 and 2025.
During the years ended January 31, 2026, 2025 and 2024, upon the vesting of 144, 231 and 619 units, respectively, the total expense recognized related to China SAR was ($0.2 million), $1.6 million and $3.3 million, respectively. As of January 31, 2026 and 2025, the Company’s liability balance related to the China SAR Plan was $0.2 million and $3.1 million, respectively. These amounts were recorded as part of the accrued compensation and benefits on the Company’s consolidated balance sheets and recognized as bonus expense in the Company’s consolidated statements of operations. During the year ended January 31, 2026, the Company paid $1.4 million in cash upon the exercise of 6,750 units. As of January 31, 2026, there were 794 China SAR Plan units outstanding of which no units remained unvested.
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
Pursuant to the terms of the 2017 ESPP, the shares of the Company’s common stock reserved for issuance was increased by 804,678 shares in February 2025. As of January 31, 2026, there were 4,642,164 shares of the Company’s common stock available for future issuance under the 2017 ESPP.
During the years ended January 31, 2026, 2025 and 2024 there were 235,218, 188,155 and 167,574 shares, respectively, of common stock purchased under the ESPP. The total expense related to the ESPP for years ended January 31, 2026, 2025 and 2024 was $17.0 million, $14.5 million and $16.4 million, respectively. As of January 31, 2026, there was $8.3 million of unrecognized stock-based compensation expense related to the ESPP offering period expected to end in June 2026.
The fair value of the purchase rights granted under the 2017 ESPP was estimated on the first day of the offering period using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended January 31,
	2026	2025	2024
Expected term (in years)	0.50	0.50	0.50
Expected volatility	66% - 69%	58% - 58%	46% - 69%
Risk-free interest rate	3.60% - 4.32%	4.30% - 5.39%	5.35% - 5.36%
Dividend yield	—%	—%	—%
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is as follows (in thousands):

	Years Ended January 31,
	2026	2025	2024
Cost of revenue—subscription	$34,660	$29,548	$23,677
Cost of revenue—services	17,183	13,917	12,733
Sales and marketing	149,786	161,317	159,907
Research and development	279,581	226,367	198,927
General and administrative	69,244	62,791	61,663
Total stock-based compensation expense	$550,454	$493,940	$456,907
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
During the year ended January 31, 2026, the Company repurchased 1,576,109 shares of common stock for $400.3 million. The average price per share for the year ended January 31, 2026 was $306.87. All repurchases were made in open market transactions and recorded in treasury stock. As of January 31, 2026, the total remaining authorization under the stock repurchase plan is $599.7 million.

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended January 31,
	2026	2025	2024
Numerator:
Net loss	$(71,151)	$(129,072)	$(176,600)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	81,246,520	74,555,001	71,248,982

Net loss per share, basic and diluted	$(0.88)	$(1.73)	$(2.48)
In connection with the issuance of the 2024 Notes and 2026 Notes, the Company entered into Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. The Capped Calls were expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes. During the three months ended April 30, 2024, the Company elected a settlement in cash, as opposed to the Company’s common stock, of the Capped Calls associated with 2024 Notes. In June 2024 the related derivative was settled and the Capped Calls associated with the 2024 Notes were successfully unwound. In January 2026, the Capped Calls associated with the 2026 Notes were settled in shares. Refer to Note 7, Convertible Senior Notes for more information.
The following shares of common stock were excluded from the computation of diluted net loss per share attributable to the Company for the periods presented because including them would have been anti-dilutive as the Company has reported net loss for each of the periods presented:

	Years Ended January 31,
	2026	2025	2024
Stock options pursuant to the 2016 Equity Incentive Plan	149,178	281,239	428,408
Stock options pursuant to the 2008 Stock Incentive Plan	14,731	286,186	884,057
Unvested restricted stock units	4,233,699	3,752,252	4,162,660
Unvested restricted stock awards	112,153	—	—
Unvested executive PSUs	209,670	146,284	214,565
Shares underlying the conversion option of the 2026 Notes	—	—	5,445,002
Total	4,719,431	4,465,961	11,134,692

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. Income Taxes
The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2026	2025	2024
United States	$494	$(99,978)	$(138,936)
Foreign	(56,185)	(31,621)	(24,580)
Total	$(55,691)	$(131,599)	$(163,516)
The components of the provision for (benefit from) income taxes were as follows (in thousands):

	Years Ended January 31,
	2026	2025	2024
Current:
Federal	$(535)	$1,035	$522
State	1,396	512	289
Foreign	18,055	12,761	13,363
Total	18,916	14,308	14,174
Deferred:
Federal	38	38	42
State	54	51	46
Foreign	(3,548)	(16,924)	(1,178)
Total	(3,456)	(16,835)	(1,090)
Provision for (benefit from) income taxes	$15,460	$(2,527)	$13,084

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended January 31,
	2026		2025		2024
	$	%	$	%	$	%
US federal statutory tax rate	$(11,695)	21.0%	$(27,636)	21.0%	$(34,339)	21.0%
State and local income taxes, net of federal income tax effect(a)	(6,193)	11.1%	(3,715)	2.8%	(12,402)	7.6%
Foreign tax effects
India
Statutory tax rate difference between India and the United States	366	(0.7)%	634	(0.5)%	779	(0.5)%
Other	2	—%	(1,584)	1.2%	(507)	0.3%
Ireland
Statutory tax rate difference between Ireland and the United States	7,613	(13.7)%	3,175	(2.4)%	5,119	(3.1)%
Changes in valuation allowances	9,988	(17.9)%	6,105	(4.6)%	8,260	(5.1)%
Non deductible/non taxable items	5,761	(10.3)%	2,523	(1.9)%	881	(0.5)%
Other foreign jurisdictions	(1,732)	3.1%	(8,925)	6.8%	2,128	(1.3)%
Tax credits
United States
Research and development tax credits	(28,582)	51.3%	(44,664)	33.9%	(39,319)	24.1%
Foreign tax credit	—	—%	—	—%	(3,014)	1.8%
Changes in valuation allowances	1,985	(3.5)%	33,328	(25.3)%	64,378	(39.4)%
Nontaxable or nondeductible items
United States
Nondeductible executive compensation	5,428	(9.7)%	5,603	(4.3)%	5,512	(3.4)%
Stock-based compensation	(468)	0.8%	1,710	(1.3)%	(64,721)	39.6%
Other	(3,947)	7.1%	1,850	(1.4)%	—	—%
Changes in unrecognized tax benefits	36,006	(64.7)%	29,163	(22.2)%	76,178	(46.6)%
Other adjustments	928	(1.7)%	(94)	0.1%	4,151	(2.5)%
Effective tax rate	$15,460	(27.8)%	$(2,527)	1.9%	$13,084	(8.0)%
(a) State taxes in California, New York City and New York State made up the majority (greater than 50 percent) of the tax effect in this category.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The provision for income taxes for fiscal years 2026, 2025 and 2024 is $15.5 million, ($2.5 million), and $13.1 million, respectively. The difference in tax expense between fiscal years 2026 and 2025 is due to a valuation allowance release in the UK that occurred in fiscal year 2025. For fiscal year 2026, the Company's increase in tax provision is a result of its continued global expansion in foreign markets.

Income taxes tax paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Years Ended January 31,
Net cash paid	2026	2025	2024
Federal	$—	$—	$—
State	384	229	10
Foreign
India	2,343	2,233	2,456
Ireland	1,411	2,126	1,832
Other	10,330	9,965	9,345
Total	$14,468	$14,553	$13,643
Deferred Income Taxes
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax reporting purposes, as well as operating loss and tax credit carryforwards.
Significant components of the Company’s deferred tax assets are shown in the following table as of January 31, 2026 and 2025, respectively (in thousands):

	Years Ended January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$812,930	$784,638
Deferred revenue	83,630	64,429
Finance and operating lease liabilities	14,247	17,807
Capitalized research and development costs	122,639	163,963
Other reserves	38,436	25,870
Gross deferred tax assets	1,071,882	1,056,707
Valuation allowance	(951,021)	(942,513)
Total deferred tax assets, net of valuation allowance	120,861	114,194
Deferred tax liabilities:
Finance and operating lease right-of-use assets	(9,639)	(12,505)
Deferred commission	(79,298)	(77,298)
Other liabilities and accruals	(6,255)	(3,842)
Total deferred tax liabilities	(95,192)	(93,645)
Net deferred tax assets	$25,669	$20,549
Deferred tax assets are recognized when management believes it is more likely than not that they will be realized. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of January 31, 2026, 2025 and 2024 was $951.0 million, $942.5 million and $903.7 million, respectively. The valuation allowance increased by $8.5 million, $38.9 million and $94.7 million during the years ended January 31, 2026, 2025 and 2024, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment.

As of January 31, 2026 the Company had net operating loss carryforwards for U.S. federal, state, Irish and U.K. income tax purposes of $2.2 billion, $2.0 billion, $857.2 million and $64.5 million, respectively, which begin to expire in the year ending January 31, 2028 for U.S. federal purposes and January 31, 2027 for state purposes. Ireland, U.K. and the U.S. federal losses for years after January 31, 2019 allow for operating losses to be carried forward indefinitely. The Company also has U.S. federal and state research credit carryforwards of $207.2 million and $19.6 million, respectively, which begin to expire in the year ending January 31, 2029 for federal purposes and January 31, 2027 for state purposes. Furthermore, the Company has U.S. foreign tax credit carryforwards of $6.9 million and U.S. charitable contribution carryforwards of $0.6 million, which will begin to expire in the year ending January 31, 2030 and January 31, 2027, respectively. Utilization of the federal net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation, should the Company undergo an ownership change, may result in the expiration of federal or state net operating losses and credits before utilization, however the Company does not expect any such limitation to be material.

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
The following table summarizes the changes in the Company’s unrecognized gross tax benefits during the periods presented (in thousands):

	Years Ended January 31,
	2026	2025	2024
Unrecognized tax benefits at beginning of year	$104,543	$81,604	$29,284
Increase (decrease) in tax positions in prior years	(475)	1,075	1,692
Additions based on tax positions in the current year	38,686	21,864	50,628
Unrecognized tax benefits at end of year	$142,754	$104,543	$81,604
The Company intends to invest substantially all of its foreign subsidiary earnings, as well as its capital in foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which the Company would incur significant, additional costs upon repatriation of such amounts.

The Company is not currently under Internal Revenue Service, state, or foreign income tax examination with the exception of audits in Ireland, France, India and Italy for which the Company does not expect a material outcome. The Company files tax returns in the United States for federal and certain states. All tax years remain open to examination for both federal and state purposes as a result of the net operating loss and credit carryforwards. The Company files foreign tax returns in various locations. These foreign returns are open to examination for the fiscal years ending January 31, 2015 through January 31, 2025.

MONGODB, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Segment and Geographic Information
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
Geographic Information
Customers located in the United States accounted for 54% of total revenue for each of the years ended January 31, 2026, 2025 and 2024. No other country accounted for 10% or more of revenue for the periods presented.
Long-lived assets located in the United States accounted for 84% of total long-lived assets for the year ended January 31, 2026 and 87% each of the years ended January 31, 2025 and 2024. No other country accounted for 10% or more of long-lived assets for the periods presented.
15. Employee Benefit Plan
The Company has a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Plan”). This Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In January 2026, the Company began to match 100% of employee contributions up to 6% of eligible compensation, up to a $5,000 cap annually. During the year ended January 31, 2026, the Company recognized expenses of $2.2 million, related to matching contributions. The Company did not make any contributions nor recognize any related expenses for the years ended January 31, 2025 and 2024.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based on the evaluation of our disclosure controls and procedures as of January 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2026. The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

During the three months ended January 31, 2026, two of our executive officers adopted the following Rule 10b5-1 trading arrangements:

On December 18, 2025, Michael J. Berry, our Chief Financial Officer, through a personal trust over which he is a trustee, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Berry’s plan is for the sale of shares of up to 10,000 shares of common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date that all the shares under the plan are sold and December 15, 2026, subject to early termination for certain specified events set forth in the plan.

On December 24, 2025, Cedric Pech, our President of Field Operations, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Pech’s plan is for the provided potential sale of up to 100% of the (net) shares of common stock resulting from the vesting of an aggregate of 25,571 RSUs and PSUs in amounts and prices determined in accordance with a formula set forth in the plan (net shares are net of tax withholding) over a period scheduled to end on the earlier of (i) the date that all the shares under the plan are sold and (ii) December 31, 2026, subject to early termination for certain specified events set forth in the plan.

During the three months ended January 31, 2026, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph in this Item) will be included in the 2026 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2026 and is incorporated herein by reference.
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
We have adopted policies and procedures reasonably designed to promote compliance with relevant insider trading laws, rules and regulations, and The Nasdaq Global Market listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11. Executive Compensation
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(1) All financial statements

Schedules have been omitted either because they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of MongoDB, Inc.	8-K	001-38240	3.1	10/25/17

3.1.1	Certificate of Retirement	8-K	001-38240	3.1	6/16/20

3.1.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of MongoDB, Inc.	10-Q	001-38240	3.1,2	8/27/25

3.2	Amended and Restated Bylaws of MongoDB, Inc.	8-K	001-38240	3.1	3/2/26

4.1	Form of Class A common stock certificate of MongoDB, Inc.	S-1/A	333-220557	4.1	10/6/17

4.2	Indenture, dated as of January 14, 2020, by and between MongoDB, Inc. and U.S. Bank National Association, as Trustee	8-K	001-38240	4.1	1/14/20

4.3	Form of Global Note, representing MongoDB, Inc.’s 0.25% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	8-K	001-38240	4.2	1/14/20

4.4	Description of Registered Securities	10-K	001-38240	4.4	3/15/24

10.1#	2008 Stock Incentive Plan and Forms of Option Agreement and Exercise Notice thereunder, as amended to date	S-1	333-220557	10.1	9/21/17

10.2#	Amended and Restated 2016 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Award Agreement thereunder	S-1/A	333-220557	10.2	10/6/17

10.3#	Form of Restricted Stock Unit Award Agreement, effective as of February 25, 2026					x

10.4#	Forms of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Amended and Restated 2016 Equity Incentive Plan	10-K	001-38240	10.3	3/30/18

10.5#	2016 China Stock Appreciation Rights Plan and Form of China Stock Appreciation Rights Award Agreement	S-1/A	333-220557	10.3	10/6/17

10.6#	2017 Employee Stock Purchase Plan	10-Q	001-38240	10.1	9/2/22

10.7#	Form of Indemnification Agreement by and between MongoDB, Inc. and each of its directors and executive officers	S-1	333-220557	10.5	9/21/17

10.8#	Second Amended and Restated Offer Letter, dated December 20, 2021, by and between MongoDB, Inc. and Dev Ittycheria	10-K	001-38240	10.8	3/18/22

10.9#	Amended and Restated Employment Agreement, dated January 10, 2022, by and between MongoDB Switzerland GmbH and Cedric Pech	10-K	001-38240	10.1	3/18/22

10.10	Lease, between PGREF I 1633 Broadway Tower, L.P. and MongoDB, Inc., dated December 14, 2017	10-K	001-38240	10.12	3/30/18

10.11	Purchase Agreement, dated June 25, 2018, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and Barclays Capital Inc.	8-K	001-38240	99.1	6/28/18

10.12	Form of Confirmation for 2018 Capped Call Transactions	8-K	001-38240	99.2	6/28/18

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.13	Purchase Agreement, dated January 9, 2020, by and among MongoDB, Inc. and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Barclays Capital, Inc. and Citigroup Global Markets, Inc.	8-K	001-38240	99.1	1/14/20

10.14	Form of Confirmation for 2020 Capped Call Transactions	8-K	001-38240	99.2	1/14/20

10.15#	Form of Performance-Based Restricted Stock Unit Award Agreement, effective as of February 25, 2026					x

10.16#	Offer Letter, dated April 14, 2025, by and between MongoDB, Inc. and Michael Berry	10-Q	001-38240	10.1	6/4/2025

10.17#	Advisory Services Agreement dated October 29, 2025, by and between MongoDB, Inc. and Dev Ittycheria	10-Q	001-38240	10.1	12/2/2025

10.18#	Offer Letter dated October 29, 2025, by and between MongoDB, Inc. and Chirantan J. Desai	10-Q	001-38240	10.2	12/2/2025

19.1	Insider Trading Policy					x

21.1	Subsidiaries of MongoDB, Inc.	10-K	001-38240	4.4	3/15/24

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					x

24.1	Power of Attorney (included on signature page)					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

97	Financial Restatement Compensation Recoupment Policy	10-K	001-38240	97	3/15/2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: March 11, 2026	By:		/s/ Chirantan J. Desai
		Name:	Chirantan J. Desai
		Title:	President, Chief Executive Officer and Director

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Chirantan J. Desai, Michael J. Berry, and Andrew Stephens, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chirantan J. Desai	President, Chief Executive Officer and Director	March 11, 2026
Chirantan J. Desai	(Principal Executive Officer)

/s/ Michael J. Berry	Chief Financial Officer	March 11, 2026
Michael J. Berry	(Principal Financial Officer)

/s/ Michael J. Berry	Interim Chief Accounting Officer	March 11, 2026
Michael J. Berry	(Interim Principal Accounting Officer)

/s/ Tom Killalea	Director	March 11, 2026
Tom Killalea

/s/ Archana Agrawal	Director	March 11, 2026
Archana Agrawal

/s/ Roelof Botha	Director	March 11, 2026
Roelof Botha

/s/ Hope Cochran	Director	March 11, 2026
Hope Cochran

/s/ Francisco D’Souza	Director	March 11, 2026
Francisco D’Souza

/s/ Charles M. Hazard, Jr.	Director	March 11, 2026
Charles M. Hazard, Jr.

/s/ Dev Ittycheria	Director	March 11, 2026
Dev Ittycheria

/s/ Ann Lewnes	Director	March 11, 2026
Ann Lewnes

/s/ Dwight Merriman	Director	March 11, 2026
Dwight Merriman