Form 10-Q
period 2026-04-30
MongoDB, Inc.
filed 2026-05-29
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of May 27, 2026, there were 80,431,927 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	April 30, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$1,036,354	$1,083,540
Short-term investments	1,390,799	1,303,701
Accounts receivable, net of allowance for doubtful accounts of $12,252 and $12,979 as of April 30, 2026 and January 31, 2026, respectively	387,294	499,002
Deferred commissions	129,894	131,442
Prepaid expenses and other current assets	115,277	97,170
Total current assets	3,059,618	3,114,855
Property and equipment, net	40,900	39,773
Operating lease right-of-use assets	26,606	28,978
Goodwill	191,397	191,397
Intangible assets, net	30,851	34,502
Deferred tax assets	26,061	26,021
Other assets	317,258	323,322
Total assets	$3,692,691	$3,758,848
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,664	$20,269
Accrued compensation and benefits	115,563	143,046
Operating lease liabilities	9,360	9,259
Other accrued liabilities	110,516	109,803
Deferred revenue	341,076	387,119
Total current liabilities	618,179	669,496
Deferred tax liability	358	352
Operating lease liabilities	21,067	23,600
Deferred revenue	91,236	83,588
Other liabilities	26,891	29,454
Total liabilities	757,731	806,490
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 80,703,488 shares issued and 80,503,576 shares outstanding as of April 30, 2026; 83,370,769 shares issued and 80,492,774 shares outstanding as of January 31, 2026	81	81
Additional paid-in capital	4,843,315	5,345,494
Treasury stock, 199,912 shares (repurchased at an average of $41.43 per share) as of April 30, 2026 and 2,877,995 shares (repurchased at an average of $171.84 per share) as of January 31, 2026	(8,283)	(494,569)
Accumulated other comprehensive income	7,268	13,207
Accumulated deficit	(1,907,421)	(1,911,855)
Total stockholders’ equity	2,934,960	2,952,358
Total liabilities and stockholders’ equity	$3,692,691	$3,758,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue:
Subscription	$666,138	$531,455
Services	21,478	17,559
Total revenue	687,616	549,014
Cost of revenue:
Subscription	164,907	129,585
Services	26,534	28,456
Total cost of revenue	191,441	158,041
Gross profit	496,175	390,973
Operating expenses:
Sales and marketing	249,334	220,923
Research and development	200,409	168,829
General and administrative	71,236	54,775
Total operating expenses	520,979	444,527
Loss from operations	(24,804)	(53,554)
Other income (expense):
Interest income	19,351	23,458
Interest expense	(853)	(1,066)
Other income (expense), net	15,100	(2,162)
Income (loss) before provision for income taxes	8,794	(33,324)
Provision for income taxes	4,360	4,302
Net income (loss)	$4,434	$(37,626)
Net income (loss) per share
Basic	$0.06	$(0.46)
Diluted	$0.05	$(0.46)
Weighted-average shares used to compute net income (loss) per share
Basic	80,357,498	81,060,822
Diluted	81,581,387	81,060,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Net income (loss)	$4,434	$(37,626)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	(4,688)	6,858
Foreign currency translation adjustment	(1,251)	7,081
Other comprehensive income (loss)	(5,939)	13,939
Total comprehensive loss	$(1,505)	$(23,687)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2026	80,492,774	$81	$5,345,494	$(494,569)	$13,207	$(1,911,855)	$2,952,358
Stock option exercises	55,128	—	461	—	—	—	461
Vesting of restricted stock units	489,162	1	—	—	—	—	1
Vesting of performance stock units	99,626	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(220,314)		(53,930)	—	—	—	(53,930)
Stock-based compensation	—	—	137,830	—	—	—	137,830
Retirement of treasury stock	—	(1)	(586,540)	586,541	—	—	—
Repurchases of common stock	(412,800)	—		(100,255)	—	—	(100,255)
Unrealized gain on available-for-sale securities	—	—	—	—	(4,688)	—	(4,688)
Foreign currency translation adjustment	—	—	—	—	(1,251)	—	(1,251)
Net income	—	—	—	—	—	4,434	4,434
Balances as of April 30, 2026	80,503,576	$81	$4,843,315	$(8,283)	$7,268	$(1,907,421)	$2,934,960

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2025	80,467,811	$78	$4,625,093	$(1,319)	$(924)	$(1,840,704)	$2,782,224
Stock option exercises	77,519	—	579	—	—	—	579
Vesting of restricted stock units	381,937	1	—	—	—	—	1
Vesting of performance stock units	91,319	—	—	—	—	—	—
Issuance of common stock in connection with a business combination subject to future vesting	213,023	—	—	—	—	—	—
Issuance of common stock in connection with a business combination	484,169	1	141,401	—	—	—	141,402
Stock-based compensation	—	—	132,431	—	—	—	132,431
Unrealized gain on available-for-sale securities	—	—	—	—	6,858	—	6,858
Foreign currency translation adjustment	—	—	—	—	7,081	—	7,081
Net loss	—	—	—	—	—	(37,626)	(37,626)
Balances as of April 30, 2025	81,715,778	$80	$4,899,504	$(1,319)	$13,015	$(1,878,330)	$3,032,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$4,434	$(37,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,555	5,309
Stock-based compensation	137,830	132,431
Amortization of finance right-of-use assets	994	993
Amortization of operating right-of-use assets	2,578	2,758
Deferred income taxes	19	25
Amortization of premium and accretion of discount on short-term investments, net	(1,084)	(3,800)
Realized and unrealized loss (gain) on financial instruments, net	(16,420)	272
Unrealized foreign exchange loss	148	1,970
Change in operating assets and liabilities:
Accounts receivable, net	112,951	79,895
Prepaid expenses and other current assets	(13,388)	(4,973)
Deferred commissions	12,239	7,772
Other long-term assets	1,125	(12,593)
Accounts payable	20,496	(2,478)
Accrued liabilities	(22,802)	(19,353)
Operating lease liabilities	(2,476)	(2,688)
Deferred revenue	(39,864)	(39,624)
Other liabilities, non-current	(704)	1,639
Net cash provided by operating activities	201,631	109,929
Cash flows from investing activities
Purchases of property, equipment and other assets	(2,319)	(1,611)
Investments in non-marketable securities	(3,000)	(4,822)
Business combination, net of cash acquired	—	(2,032)
Proceeds from maturities of marketable securities	259,800	198,660
Proceeds from non-marketable securities	10,718	—
Purchases of marketable securities	(352,122)	(138,624)
Net cash provided by (used in) investing activities	(86,923)	51,571
Cash flows from financing activities
Repurchases of common stock	(100,255)	—
Proceeds from exercise of stock options	461	579
Taxes paid related to net share settlement of equity awards	(58,317)	—
Principal payments of finance leases	(1,764)	(2,394)
Net cash used in financing activities	(159,875)	(1,815)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,698)	8,000
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,865)	167,685
Cash, cash equivalents and restricted cash, beginning of period	1,086,625	492,753
Cash, cash equivalents and restricted cash, end of period	$1,039,760	$660,438
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$3,837	$3,899
Interest expense	$414	$510
Noncash investing and financing activities:
Issuance of common stock in connection with a business combination	$—	$141,402
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,641	$274
Unpaid taxes for net share settlement of equity awards included in accrued compensation and benefits	$5,417	$—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$1,036,354	$657,809
Restricted cash, non-current	3,406	2,629
Total cash, cash equivalents and restricted cash	$1,039,760	$660,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. The condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and in the opinion of management, reflect all adjustments, including normal recurring adjustments, which are considered necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. All intercompany transactions and accounts have been eliminated. The results of operations for the interim periods should not be considered indicative of results for the full year or for any other future year or interim period.
These condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2026 Form 10-K”).
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates include, but are not limited to, revenue recognition, allowances for doubtful accounts, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives and carrying values of intangible assets and property and equipment, fair value of non-marketable securities and accounting for income taxes. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Segment Information
The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income (loss) to make operating decisions, allocate resources and assess performance. The CODM uses consolidated net income (loss) to evaluate cost optimization and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. Further, the CODM reviews and utilizes functional expenses (cost of revenue, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income (loss) are interest income, interest expense, other income (expense), net and the provision for income taxes, which are reflected in the condensed consolidated statements of operations.
Significant Accounting Policies
With the exception of the policy discussed below, there have been no changes to the Company’s significant accounting policies as described in the Company’s 2026 Form 10-K.
Treasury Stock
Treasury stock is accounted for using the cost method and recorded as a reduction to stockholders’ equity on the condensed consolidated balance sheets. Incremental direct costs to purchase treasury stock are included in the cost of the shares acquired. Upon the retirement of treasury stock, the excess of repurchase price over par value is recorded to additional paid-in capital to the extent available, with any remaining excess charged to retained earnings on the Company’s condensed consolidated balance sheets.

3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of April 30, 2026 and January 31, 2026 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of April 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$338,920	$—	$—	$338,920
Short-term investments:
U.S. government treasury securities	1,390,799	—	—	1,390,799
Total financial assets	$1,729,719	$—	$—	$1,729,719

	Fair Value Measurement as of January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$381,687	$—	$—	$381,687
Short-term investments:
U.S. government treasury securities	1,303,701	—	—	1,303,701
Total financial assets	$1,685,388	$—	$—	$1,685,388
The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of April 30, 2026 and January 31, 2026 (in thousands):

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	April 30, 2026			January 31, 2026
	Amortized Cost	Net Unrealized Gains	Fair Value	Amortized Cost	Net Unrealized Gains	Fair Value
Due within one year	$688,576	$587	$689,163	$770,766	$1,539	$772,305
Due after one year and within three years	701,244	392	701,636	527,268	4,128	531,396
Total short-term investments	$1,389,820	$979	$1,390,799	$1,298,034	$5,667	$1,303,701
As of April 30, 2026 and January 31, 2026, net unrealized gains on the Company’s U.S. government treasury securities were approximately $1.0 million and $5.7 million, respectively. These unrealized gains and losses were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Since the fluctuation in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of April 30, 2026. Gross realized gains and losses were not material during both the three months ended April 30, 2026 and 2025. There were no material short-term investments in a continuous loss position for greater than twelve months.
Non-marketable Securities
As of April 30, 2026 and January 31, 2026, the total amount of non-marketable equity securities included in other assets on the Company’s condensed consolidated balance sheets were $37.7 million and $32.3 million, respectively. The Company invested an additional $3.0 million and $5.0 million of its cash in non-marketable equity securities during the three months ended April 30, 2026 and 2025, respectively. The Company recognized $6.5 million in unrealized gains and $9.9 million in realized gains on certain of these non-marketable securities during the three months ended April 30, 2026. There were immaterial unrealized losses and no realized gains or losses recognized during the three months ended April 30, 2025.

4. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	April 30, 2026	January 31, 2026
Balance, beginning of year	$191,397	$69,679
Increase in goodwill related to business combinations	—	121,718
Balance, end of period	$191,397	$191,397
The gross carrying amount and accumulated amortization of the Company’s intangible assets were as follows (in thousands):

	April 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$27,400	$(17,767)	$9,633
IP addresses	24,445	(3,227)	21,218
Total	$51,845	$(20,994)	$30,851

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	January 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$27,400	$(14,728)	$12,672
IP addresses	24,445	(2,615)	21,830
Total	$51,845	$(17,343)	$34,502
Intangible assets are primarily acquired through business combinations and are amortized on a straight-line basis. Amortization expense of intangible assets was $3.7 million and $3.1 million for the three months ended April 30, 2026 and 2025, respectively. Amortization expense for developed technology is included as cost of subscription revenue and research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for IP addresses is included as cost of subscription revenue in the Company’s condensed consolidated statements of operations.
As of April 30, 2026, future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal Period:	Amount
Remainder of 2027	$10,907
2028	3,003
2029	2,444
2030	2,444
2031	2,444
Thereafter	9,609
Total	$30,851

5. Leases
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
Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Finance lease cost:
Amortization of finance lease right-of-use assets	$994	$993
Interest on finance lease liabilities	414	510
Operating lease cost	3,025	3,246
Short-term lease cost	1,240	1,088
Variable lease cost	979	908
Total lease cost	$6,652	$6,745

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	April 30, 2026	January 31, 2026
Finance Lease:
Property and equipment, net	$14,572	$15,566
Other accrued liabilities, current	6,584	6,482
Other liabilities, non-current	21,624	23,490
Operating Leases:
Operating lease right-of-use assets	$26,606	$28,978
Operating lease liabilities, current	9,360	9,259
Operating lease liabilities, non-current	21,067	23,600
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of April 30, 2026 were as follows (in thousands):

Fiscal Period:	Finance Lease	Operating Leases
Remainder of 2027	$5,808	$8,328
2028	8,711	9,040
2029	8,711	6,984
2030	7,985	4,226
2031	—	2,720
Thereafter	—	2,643
Total minimum payments	31,215	33,941
Less imputed interest	(3,007)	(3,514)
Present value of future minimum lease payments	28,208	30,427
Less current obligations under leases	(6,584)	(9,360)
Non-current lease obligations	$21,624	$21,067

In March 2026, the Company executed an operating lease agreement for an office space with an expected commencement date in the third quarter of fiscal year 2027. The lease term is approximately 10 years with undiscounted future minimum lease payments of approximately $29.5 million.

6. Commitments and Contingencies
Non-cancelable Material Commitments
During the three months ended April 30, 2026, other than certain non-cancelable operating leases described in Note 5, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2026 Form 10-K.
Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al. (Case No. 1:24-cv-5191), was filed in the United States District Court for the Southern District of New York against MongoDB, former CEO Dev Ittycheria, and former COO and CFO Michael Gordon (the “Securities Action”). On January 27, 2025, the lead plaintiff in the lawsuit the Securities Action filed an

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy, growth projections and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. Defendants filed a motion to dismiss the complaint on May 9, 2025. Plaintiffs filed an opposition brief on July 1, 2025, and defendants filed their reply brief on July 29, 2025. On May 1, 2026, the Court entered an order granting Defendants’ motion to dismiss in part and denying it in part, as it relates to four specific statements. On May 15, 2026, Defendants filed a motion for reconsideration of the Court’s order on the motion to dismiss. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York, captioned Roy v. Ittycheria et al. (Case. No. 1:24-cv-07594), against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. Another similar case, Silva v. Ittycheria et al. (Case No. 1:24-cv-9014) was subsequently filed in the same district on November 25, 2024 against MongoDB, as nominal defendant, and the same individual defendants as the Roy S.D.N.Y. action. It has been consolidated with the Roy action with the caption In re MongoDB, Inc. Shareholder Litigation (Case No. 1:24-cv-9014) (the “S.D.N.Y. Derivative Litigation”). On September 12, 2025 another purported derivative action was filed in the Court of Chancery of the State of Delaware (Case No. 2025-1030) (the “Delaware Derivative Litigation”), against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Sansone v. Ittycheria, et al. The lawsuit, like the S.D.N.Y. Derivative Litigation, alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. The S.D.N.Y. Derivative Litigation and the Delaware Derivative Litigation have been stayed pending the outcome of the Court’s decision on the defendants’ motion for reconsideration in the Securities Action.
Although claims and litigation are inherently unpredictable, as of April 30, 2026, other than as disclosed above, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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
7. Revenue
Disaggregation of Revenue
The Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets and

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
subscription product categories. The Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The Company also disaggregates its subscription products between its Atlas-related offerings and MongoDB Enterprise Advanced and other.
The following table presents the Company’s revenues disaggregated by geography, based on address of the Company's customers (in thousands):

	Three Months Ended April 30,
	2026	2025
Primary geographical markets:
Americas	$412,337	$332,867
EMEA	194,678	150,766
Asia Pacific	80,601	65,381
Total	$687,616	$549,014
The following table presents the Company’s revenues disaggregated by subscription product categories and services (in thousands):

	Three Months Ended April 30,
	2026	2025
Subscription product categories and services:
Atlas-related	$512,466	$395,893
MongoDB Enterprise Advanced and other	153,672	135,562
Services	21,478	17,559
Total	$687,616	$549,014
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, was $432.3 million and $470.7 million as of April 30, 2026 and January 31, 2026, respectively. Approximately 21% and 24% of the total revenue recognized for the three months ended April 30, 2026 and 2025, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less. As of April 30, 2026, the aggregate transaction price allocated to remaining performance obligations was $1,458.6 million. Approximately 53% is expected to be recognized as revenue over the next 12 months, 46% in 13 to 36 months and the remainder thereafter. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at the customers’ discretion.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of April 30, 2026 and January 31, 2026, unbilled receivables were $25.5 million and $19.8 million, respectively.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance as of January 31, 2026	$12,979
Provision	2,476
Recoveries and write-offs	(3,203)
Balance as of April 30, 2026	$12,252
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $360.9 million and $373.2 million as of April 30, 2026 and January 31, 2026, respectively, of which $231.0 million and $241.7 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of April 30, 2026 and January 31, 2026, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s condensed consolidated statements of operations, was $35.0 million and $31.2 million during the three months ended April 30, 2026 and 2025, respectively. There was no impairment loss recognized in relation to the costs capitalized for the periods presented.

8. Equity
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
Stock Options
The following table summarizes stock option activity for the three months ended April 30, 2026 (in thousands, except share, per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of January 31, 2026	163,909	$9.66	1.2	$59,284
Stock options exercised	(55,128)	8.34
Stock options forfeited and expired	(250)	24.00
Balance as of April 30, 2026	108,531	10.29	1.0	26,080
Vested and exercisable as of January 31, 2026	163,909	9.66	1.2	59,284
Vested and exercisable as of April 30, 2026	108,531	$10.29	1.0	$26,080

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Restricted Stock Units
The Company funds withholding taxes in certain jurisdictions due upon the vesting of employee restricted stock units (“RSUs”) and executive performance stock units (“PSUs”) by net share settlement. The amount of withholding taxes related to net share settlement of employee RSUs and executive PSUs are reflected as (i) a reduction to additional paid-in-capital, and (ii) cash outflows for financing activities when the payments are made. The shares withheld by the Company as a result of the net share settlement of RSUs and executive PSUs are not considered issued and outstanding, and do not impact the calculation of basic and diluted net income (loss) per share attributable to common stockholders.
The following table summarizes RSU activity for the three months ended April 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested as of January 31, 2026	4,233,699	$256.82
RSUs granted	1,631,378	268.85
RSUs vested	(489,162)	250.28
RSUs forfeited and canceled	(313,160)	244.51
Unvested as of April 30, 2026	5,062,755	$262.09
Restricted Stock Awards
The Company has granted restricted common stock outside of the 2008 and 2016 Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests. Refer to Note 5, Business Combinations in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2026 Form 10-K, for further details on the issuance of restricted stock awards in connection with the acquisition of Voyage AI.
The following table summarizes RSA activity for the three months ended April 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value per RSA
Unvested as of January 31, 2026	112,153	$292.05
RSAs vested	(16,045)	292.05
RSAs forfeited and canceled(1)	(54,584)	292.05
Unvested as of April 30, 2026	41,524	$292.05
(1)    Represents shares of common stock reacquired pursuant to the applicable restricted stock award agreements and included in repurchases of common stock on the Condensed Consolidated Statements of Stockholders’ Equity.
14

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Executive Performance Share Units
The following table summarizes PSU activity for the three months ended April 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value per PSU
Unvested as of January 31, 2026	209,670	$256.62
PSUs granted	91,146	117.80
PSUs vested	(99,626)	218.53
Adjustment for performance achievement	29,634	199.97
PSUs forfeited and canceled	(20,155)	237.59
Unvested as of April 30, 2026	210,669	$208.42
In January 2026, the Company granted PSUs with both service and market conditions, with an aggregate grant date fair value of $36.1 million under the 2016 Plan. The number of shares that may be earned under these PSUs with market conditions ranges from 0% to 200% of the target number of shares, based on the achievement of specified stock price targets over a five-year cumulative performance period beginning on the grant date. The market conditions are satisfied when the average closing price of the Company’s common stock over any 60 consecutive trading-day period during the performance period is equal to or exceeds stock price targets of $375.00, $400.00, $475.00 and $600.00. In addition, the PSUs with market conditions are subject to service-based vesting, under which up to 100%, 125%, 150% and 200% of the target number of shares may vest on January 31, 2027, January 31, 2028 and January 31, 2029, respectively, subject to the grantee’s continued service through each vesting date. On the date of grant, the Company assumes a performance factor of 100. As of April 30, 2026, the first stock price target has been achieved and there were approximately 51 thousand PSUs with market conditions outstanding.
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The Company’s current offering period began on December 16, 2025 and is expected to end June 16, 2026.
15

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Cost of revenue—subscription	$8,888	$8,395
Cost of revenue—services	2,792	3,894
Sales and marketing	32,681	39,102
Research and development	70,708	66,405
General and administrative	22,761	14,635
Total stock-based compensation expense	$137,830	$132,431
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

During the three months ended April 30, 2026, the Company repurchased 358,216 shares of common stock for $100.0 million. The average price per share for the three months ended April 30, 2026 was $285.25. All repurchases of common stock were made in open market transactions and recorded in treasury stock. As of April 30, 2026, the total remaining authorization under the Share Repurchase Program is $499.7 million.

9. Net Income (Loss) per Share
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs, RSAs, PSUs and ESPP obligations. Stock awards with performance or market conditions are included in dilutive shares to the extent all conditions are met. The potentially dilutive shares of common stock are computed using the treasury stock method. The effects of outstanding stock options, RSUs, RSAs, PSUs and ESPP obligations are excluded from the computation of diluted net income (loss) per share in periods in which the effect would be antidilutive.
16

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2026	2025
Numerator:
Net income (loss)	$4,434	$(37,626)
Denominator:
Weighted-average shares outstanding, basic	80,357,498	81,060,822
Effect of dilutive securities	1,223,889	—
Weighted-average shares outstanding, diluted	81,581,387	81,060,822
Net income (loss) per share
Basic	$0.06	$(0.46)
Diluted	$0.05	$(0.46)
The following shares of common stock were excluded from the computation of diluted net income (loss) per share attributable to the Company for the periods presented because including them would have been anti-dilutive:

	Three Months Ended April 30,
	2026	2025
Stock options pursuant to the 2008 and 2016 Plan	—	489,906
Unvested restricted stock units	1,075,337	5,095,686
Unvested restricted stock awards	—	195,030
Unvested executive PSUs	—	184,341
Total	1,075,337	5,964,963

10. Income Taxes
The Company recorded a provision for income taxes of $4.4 million and $4.3 million for the three months ended April 30, 2026 and 2025, respectively. The provisions recorded during both the three months ended April 30, 2026 and 2025, were driven by an increase in global income and the associated foreign taxes as the Company continues its global expansion. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period loss before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. The Company maintains a full valuation allowance for U.S and Ireland deferred tax assets, which is in place against the net deferred assets attributable to net operating loss carryforwards, tax credits and intangible assets. The Company expects to maintain these valuation allowances until it becomes more likely than not that the benefit of its deferred tax assets will be realized by way of sufficient positive evidence to support the reversal of all or some portion of this allowance. The Company regularly assesses all available evidence, including cumulative historic losses and forecasted earnings. Given the Company’s expected current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that the Company is able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon the Company's publicly traded share price, foreign currency movements, and macroeconomic conditions, among other factors. The Company continues to monitor this on a quarterly basis.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of January 31, 2026, the Company’s net unrecognized tax benefits totaled $142.8 million, $4.7 million of which would have an impact on the Company’s effective tax rate if recognized.
17

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On July 4, 2025, the One Big Beautiful Bill ("OBBBA") was signed into law. The OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions, the immediate expensing of U.S. research and development expenditures. In accordance with ASC 740, we have recognized the effects of the new tax law in the period of enactment. As we maintain a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on the Company’s condensed consolidated financial statements.

The Company continues to monitor and interpret the impact of proposed and enacted global tax legislation. To date, globally enacted tax legislation has not materially impacted income tax expense of the financial statements due to the presence of net operating losses and full valuation allowances within the Company’s two most significant tax jurisdictions, the United States and Ireland.

11. Subsequent Events
On May 8, 2026, the Company acquired all outstanding shares of Clarity Business Holdings, LLC, a services firm specializing in providing support and professional services to support modernizing legacy systems, scaling cloud-native development, and solving complex data challenges for workloads within the U.S. Government, in exchange for total consideration of approximately $16.0 million of cash, subject to customary adjustments. The Company is in the process of finalizing the accounting for this transaction and expects to complete the preliminary purchase price allocation in the second quarter of fiscal year 2027.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless the context otherwise indicates, references in this report to the terms “MongoDB,” “the Company,” “we,” “our” and “us” refer to MongoDB, Inc., its divisions and its subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2026 Form 10-K”). All information presented herein is based on our fiscal calendar year, which ends January 31. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended January 31 and the associated quarters, months and periods of those fiscal years.
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
18

MONGODB, INC.
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
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue during the three months ended April 30, 2026 and 2025.
Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as Atlas Search, Vector Search, time series, data lifecycle, application-driven analytics and stream processing. During the three months ended April 30, 2026, Atlas revenue represented 75%, as compared to 72% of our total revenue during the three months ended April 30, 2025, respectively, reflecting the continued growth of Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 21% and 22% of our subscription revenue during the three months ended April 30, 2026 and 2025, respectively. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 750 million times since February 2009. We also offer a free tier of Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for the three months ended April 30, 2026 and 2025. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We compete in the database management software market, which is one of the largest in the software industry and growing. According to the International Data Corporation (IDC)’s Worldwide Database Management Systems Software Forecast, 2025-2029, the worldwide Database Management Software market was $93 billion in 2024, and is expected to grow to approximately $169 billion in 2029. This represents a 13% five-year compound annual growth rate. Over the last two years, a number of companies launched code assistant tools, which leverage generative AI to help developers write and test their code faster, thereby accelerating application development. We believe this acceleration in application development will further benefit the database management software market, by increasing the volume of new software and demand for scalable, flexible data platforms to manage the resulting growth of data.
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
Share Repurchase Program
In February 2025, the Company’s Board of Directors authorized a program to repurchase up to $200.0 million of the Company’s common stock. In June 2025, the Company’s Board of Directors authorized an additional $800.0 million in repurchases under the Share Repurchase Program, bringing the aggregate authorized repurchase amount to $1.0 billion. During the three months ended April 30, 2026, the Company repurchased 358,216 shares of common stock for $100.0 million. The average price per share for the three months ended April 30, 2026 was $285.25. All repurchases of common stock were made in open market transactions and recorded in treasury stock. As of April 30, 2026, the total remaining authorization under the Share Repurchase Program is $499.7 million.
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
We intend to continue to invest in our engineering capabilities and marketing activities to maintain our strong position in the developer community. We have spent $3.4 billion on research and development since our inception. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of April 30, 2026, we had over 67,700 customers across a wide range of industries and in over 100 countries, compared to over 57,100 customers as of April 30, 2025. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.

MONGODB, INC.
We are also focused on increasing the number of overall Atlas customers as we emphasize the on-demand scalability of Atlas by allowing our customers to consume the product with minimal commitment. We had over 66,400 Atlas customers as of April 30, 2026 compared to over 55,800 as of April 30, 2025. The growth in Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental Atlas workloads.
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
We calculate annualized recurring revenue (“ARR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of direct sales customers of Atlas, by annualizing the prior 90 days of their actual usage of Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate ARR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR excludes professional services. The number of customers with $100,000 or greater in ARR was 2,895 and 2,506 as of April 30, 2026 and 2025, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. As of April 30, 2026, our net ARR expansion rate was 121%. Our net ARR expansion rate may fluctuate in future periods due to a variety of factors, including the volume and type of workloads that we onboard, growth rate of historical workloads on our platform and changes in the macroeconomic environment.
Components of Results of Operations
Revenue
Subscription Revenue. Our subscription revenue is comprised of database-as-a-service solutions and term licenses. Revenue from our Atlas database-as-a-service offering is primarily generated on a usage basis and is billed either monthly in arrears or paid upfront. Subscriptions to term licenses include technical support and access to new software versions on a when-and-if available basis. Revenue from our term licenses is recognized upfront for the license component and ratably for the technical support and when-and-if available update components. Associated contracts are typically billed annually in advance. The majority of our subscription contracts are one year in duration. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or pays upfront. Our subscription contracts are generally non-cancelable and non-refundable.
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
Cost of Services Revenue. Cost of services revenue primarily includes personnel costs, including salaries, bonuses and benefits, and stock‑based compensation, for employees associated with our professional service contracts, as well as, travel costs, the costs of contracted third-party consultants, allocated shared costs and depreciation and amortization. We expect our cost of services revenue to increase in absolute dollars as our services revenue increases.
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
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses and benefits, and stock‑based compensation for administrative functions including finance, legal, human resources and external legal and accounting fees, as well as allocated overhead and the ongoing costs of compliance associated with being a publicly traded company. We expect general and administrative expense to increase in absolute dollars over time as we continue to invest in the growth of our business.
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
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Refer to Note 10, Income Taxes, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the valuation allowance.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

	Three Months Ended April 30,
	2026	2025
Consolidated Statements of Operations Data:
Revenue:
Subscription	$666,138	$531,455
Services	21,478	17,559
Total revenue	687,616	549,014
Cost of revenue:
Subscription(1)	164,907	129,585
Services(1)	26,534	28,456
Total cost of revenue	191,441	158,041
Gross profit	496,175	390,973
Operating expenses:
Sales and marketing(1)	249,334	220,923
Research and development(1)	200,409	168,829
General and administrative(1)	71,236	54,775
Total operating expenses	520,979	444,527
Loss from operations	(24,804)	(53,554)
Other income, net	33,598	20,230
Income (loss) before provision for income taxes	8,794	(33,324)
Provision for income taxes	4,360	4,302
Net income (loss)	$4,434	$(37,626)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended April 30,
	2026	2025
Cost of revenue—subscription	$8,888	$8,395
Cost of revenue—services	2,792	3,894
Sales and marketing	32,681	39,102
Research and development	70,708	66,405
General and administrative	22,761	14,635
Total stock‑based compensation expense	$137,830	$132,431

MONGODB, INC.

	Three Months Ended April 30,
	2026	2025
Percentage of Revenue Data:
Revenue:
Subscription	97%	97%
Services	3%	3%
Total revenue	100%	100%
Cost of revenue:
Subscription	24%	24%
Services	4%	5%
Total cost of revenue	28%	29%
Gross profit	72%	71%
Operating expenses:
Sales and marketing	36%	40%
Research and development	29%	31%
General and administrative	10%	10%
Total operating expenses	75%	81%
Loss from operations	(3)%	(10)%
Other income, net	5%	4%
Income (loss) before provision for income taxes	2%	(6)%
Provision for income taxes	1%	1%
Net income (loss)	1%	(7)%

Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Subscription	$666,138	$531,455	$134,683	25%
Services	21,478	17,559	3,919	22%
Total revenue	$687,616	$549,014	$138,602	25%
Total revenue growth reflects increased demand for our products and related services. Subscription revenue increased by $134.7 million primarily due to an increase in consumption of Atlas by our large existing customers as evidenced by our net ARR expansion rate of 121% as of April 30, 2026.

MONGODB, INC.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Subscription cost of revenue	$164,907	$129,585	$35,322	27%
Services cost of revenue	26,534	28,456	(1,922)	(7)%
Total cost of revenue	191,441	158,041	33,400	21%
Gross profit	$496,175	$390,973	$105,202	27%
Gross margin	72%	71%
Subscription	75%	76%
Services	(24)%	(62)%
The increase in subscription cost of revenue was primarily due to a $28.5 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of Atlas and an increase of $3.1 million in personnel costs. The increase in third-party cloud infrastructure costs was partially offset by continued cost efficiencies realized as we scale Atlas. The decrease in services cost of revenue was primarily due to a decrease in third-party consultant costs related to the delivery of consulting and training services.
Our overall gross margin increased to 72%. Our subscription gross margin decreased to 75% due to an increase in subscription cost of revenue from Atlas as a percentage of our total revenue. Services gross margin increased due to the impact of lower third-party consultant and training costs.
Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Sales and marketing	$249,334	$220,923	$28,411	13%
The increase in sales and marketing expense was primarily driven by a $9.7 million increase in personnel costs, a $8.2 million increase in travel-related expenses due to internal travel for our annual sales kickoff event, a $7.5 million increase in commissions, and a $6.1 million increase in spend on in-person events and digital marketing programs. The increase in sales and marketing was partially offset by a $6.4 million decrease in stock-based compensation.
Research and Development

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Research and development	$200,409	$168,829	$31,580	19%
The increase in research and development expense was primarily driven by a $23.4 million increase in personnel costs and stock-based compensation, a $4.2 million increase in software costs, and a $3.9 million increase in third-party infrastructure expenses to support ongoing product development and testing activities.
General and Administrative

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
General and administrative	$71,236	$54,775	$16,461	30%
The increase in general and administrative expense was primarily driven by a $14.4 million increase in personnel costs and stock-based compensation.

MONGODB, INC.
Other Income, Net

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Other income, net	$33,598	$20,230	$13,368	66%
Other income, net, for the three months ended April 30, 2026 increased primarily due to realized and unrealized gains recognized from our non-marketable securities.
Provision for Income Taxes

	Three Months Ended April 30,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Provision for income taxes	$4,360	$4,302	$58	1%
The provision for income taxes remained flat for the three months ended April 30, 2026.
Liquidity and Capital Resources
As of April 30, 2026, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.4 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
In June 2025, our Board of Directors authorized an additional $800.0 million in repurchases under the Share Repurchase Program, bringing the aggregate authorized repurchase amount to $1.0 billion. During the three months ended April 30, 2026, under the Share Repurchase Program, we repurchased 358,216 shares of common stock for $100.0 million. The average price per share for the three months ended April 30, 2026 was $285.25. Refer to Note 8, Equity, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, and “Purchases of Equity Securities by the Issuer” included in Part II, Item 2 of this Quarterly Report on Form 10-Q for further details.
In October 2025, we began funding withholding taxes in certain jurisdictions due on the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of our common stock to cover taxes upon vesting of such awards. The amount of withholding taxes paid related to net share settlement of employee RSUs was $58.3 million for the three months ended April 30, 2026.
We have generated significant operating losses as reflected in our accumulated deficit of $1.9 billion as of April 30, 2026. We expect to continue to incur operating losses, may experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

MONGODB, INC.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Three Months Ended April 30,
	2026	2025
Net cash provided by operating activities	$201,631	$109,929
Net cash provided by (used in) investing activities	(86,923)	51,571
Net cash used in financing activities	(159,875)	(1,815)
Operating Activities
Net cash provided by operating activities during the three months ended April 30, 2026 was $201.6 million, and reflects our net income of $4.4 million, adjusted by non-cash items such as $137.8 million of stock‑based compensation, $16.4 million of net realized and unrealized gains on financial instruments, $5.6 million of depreciation and amortization, and net cash provided by changes in operating assets and liabilities of $67.6 million. The net cash provided by changes in operating assets and liabilities primarily consisted of an increase in cash collected from customers resulting from an increase in sales as evidenced through a net increase in cash of $73.1 million from changes in accounts receivable and deferred revenue. Additionally, a decrease of $12.2 million in deferred commissions primarily due to amortization exceeding current-period capitalization. Partially offsetting these benefits to our operating cash flow were increases in prepaid expenses and other assets of $12.3 million and a decrease of $2.3 million of accrued liabilities and accounts payable.
Net cash provided by operating activities during the three months ended April 30, 2025 was $109.9 million, driven primarily by an increase in our cash collections reflecting the overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $79.9 million. In addition, our net loss of $37.6 million, includes non‑cash charges of $132.4 million for stock‑based compensation, $5.3 million for depreciation and amortization and other net non-cash charges of $1.5 million. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue by $39.6 million, a decrease in accrued liabilities by $19.4 million and an increase in other long-term assets of $12.6 million.
Investing Activities
Net cash used in investing activities during the three months ended April 30, 2026 was $86.9 million, due to purchases of marketable securities, net of maturities, of $92.3 million, purchases of property and equipment of $2.3 million, partially offset by proceeds from non-marketable securities, net of investments made, of $7.7 million.
Net cash provided by investing activities during the three months ended April 30, 2025 was $51.6 million, due to proceeds from maturities of marketable securities, net of purchases, of $60.0 million, partially offset by cash used for investments in non-marketable securities of $4.8 million, payments related to a business combination, net of cash acquired of $2.0 million and purchases of property and equipment of $1.6 million.
Financing Activities
Net cash used in financing activities during the three months ended April 30, 2026 was $159.9 million, due to repurchases of common stock of $100.3 million and $58.3 million due to taxes paid related to net share settlement of equity awards.
Net cash used in financing activities during the three months ended April 30, 2025 was $1.8 million, due to principal payments of finance leases of $2.4 million, partially offset by proceeds from the exercises of stock options of $0.6 million.

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

MONGODB, INC.
Contractual Obligations and Commitments
There were no other material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2026 Form 10-K. Refer to Note 5, Leases and Note 6, Commitments and Contingencies, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
Income Taxes

We are subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more-likely-than-not to be realized. The determination of the realizability of deferred tax assets requires significant judgment in assessing the likelihood of future tax consequences and evaluation of all available evidence in accordance with applicable accounting guidance. In completing our assessment of realizability of our deferred tax assets, we consider our history of losses measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years, and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information. There were no material changes in our valuation allowance assessment, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available within the next 12 months to reach a conclusion that all or a portion of the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in a material income tax benefit due to the recognition of U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of any potential valuation allowance release are subject to change on the basis of our level of sustained U.S. profitability, as well as the amount of our tax deductible stock-based compensation, which is dependent upon our publicly traded share price and macroeconomic conditions, among other factors. We will continue to monitor this on a quarterly basis.
There have been no other changes in our critical accounting estimates from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2026 Form 10-K.

MONGODB, INC.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations both within the United States and internationally and we are exposed to market risk in the ordinary course of business. The uncertainty that exists in the global economic environment has introduced significant volatility in the financial markets.
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of April 30, 2026, we had cash, cash equivalents, restricted cash and short-term investments of $2.4 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of April 30, 2026.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three months ended April 30, 2026 and 2025. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our condensed consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of April 30, 2026 and January 31, 2026, the total amount of non-marketable securities included in other assets on our balance sheets was $37.7 million and $32.3 million, respectively.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026. Based on the evaluation of our disclosure controls and procedures as of April 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

MONGODB, INC.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The information required to be set forth under this Item 1 is incorporated by reference to Note 6, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.
On July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al. (Case No. 1:24-cv-5191), was filed in the United States District Court for the Southern District of New York against MongoDB, former CEO Dev Ittycheria, and former COO and CFO Michael Gordon (the “Securities Action”). On January 27, 2025, the lead plaintiff in the Securities Action filed an Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy, growth projections and its financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. Defendants filed a motion to dismiss the complaint on May 9, 2025. Plaintiffs filed an opposition brief on July 1, 2025, and defendants filed their reply brief on July 29, 2025. On May 1, 2026, the Court entered an order granting Defendants’ motion to dismiss in part and denying it in part, as it relates to four specific statements. On May 15, 2026, Defendants filed a motion for reconsideration of the Court’s order on the motion to dismiss. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York, captioned Roy v. Ittycheria et al. (Case. No. 1:24-cv-07594), against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. Another similar case, Silva v. Ittycheria et al. (Case No. 1:24-cv-9014) was subsequently filed in the same district on November 25, 2024 against MongoDB, as nominal defendant, and the same individual defendants as the Roy S.D.N.Y. action. It has been consolidated with the Roy action with the caption In re MongoDB, Inc. Shareholder Litigation (Case No. 1:24-cv-9014) (the “S.D.N.Y Derivative Litigation”). On September 12, 2025 another purported derivative action was filed in the Court of Chancery of the State of Delaware (Case No. 2025-1030) (the “Delaware Derivative Litigation”), against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The case is captioned Sansone v. Ittycheria, et al. The lawsuit, like the S.D.N.Y. Derivative Litigation, alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. The S.D.N.Y. Derivative Litigation and the Delaware Derivative Litigation have been stayed pending the outcome of the Court’s decision on the defendants’ motion for reconsideration in the Securities Action.
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
ITEM 1A. RISK FACTORS.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

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

MONGODB, INC.
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
We have generated net income of $4.4 million for the three months ended April 30, 2026 and net losses of $71.2 million, $129.1 million, and $176.6 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. We had an accumulated deficit of $1,907.4 million as of April 30, 2026. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, we cannot assure you when or whether we will reach sustained profitability. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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

MONGODB, INC.
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
We track certain operational metrics, including annualized recurring revenue (“ARR”), net ARR expansion rate, total customers, direct sales customers, Atlas customers, customers over 100K and downloads of our platform and non-GAAP metrics such as non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP income (loss) from operations, non-GAAP net income (loss), non-GAAP net income (loss) per share and free cash flow. These operational metrics are tracked with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and results of operations would be adversely affected.
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

MONGODB, INC.
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

MONGODB, INC.
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
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflict in Iran, the unrest in Mexico, the conflicts between Russia and Ukraine, Israel and Hamas and recent events in Venezuela, continued restrictive monetary policy in certain markets in which we operate, declines in consumer confidence, declines in economic growth, persistent inflation, and uncertainty about economic stability. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits. See the section titled “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q.

MONGODB, INC.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have experienced rapid growth in our business, operations and employee headcount. For fiscal years 2026, 2025 and 2024, our total revenue was $2,463.8 million, $2,006.4 million, and $1,683.0 million, respectively, representing a 23%, 19%, and 31% growth rate, respectively. In addition, for the three months ended April 30, 2026 and 2025, our total revenue was $687.6 million and $549.0 million, respectively, representing a 25% growth rate. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017, the year we began operating as a public company, to over 67,700 customers as of April 30, 2026, and we grew from 713 employees as of January 31, 2017 to 5,695 employees as of April 30, 2026. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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
If we or our third-party service providers experience a security breach or other security incident, or unauthorized access to personal, proprietary, confidential or other sensitive data is otherwise obtained, our software, may be perceived as not being secure, customers may reduce or terminate their use of our software and we may face litigation, regulatory investigations, significant liability and reputational damage.
Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity and availability of our personal, proprietary, confidential and other sensitive data and our information technology systems and networks, and those of the third parties upon which we rely to help deliver services to our customers. Such threats are prevalent, increasing in frequency, evolving in nature and becoming increasingly difficult to detect and their frequency may be increased, and effectiveness enhanced, by the use of AI. These threats come from a variety of sources, including traditional computer “hackers,” threat actors (including organized criminal threat actors), “hacktivists,” personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. In addition, some actors, such as sophisticated nation-states and nation-state supported actors now engage and are expected to continue to engage in cyberattacks, including without limitation for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon whom we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks and physical attacks on critical infrastructure, that could materially disrupt our systems and networks, operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, account takeovers, personnel misconduct or error, fraud, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss or theft of data or other information technology assets, adware, telecommunications failures, pandemics, earthquakes, fires, floods, and other similar threats.
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

MONGODB, INC.

The COVID-19 pandemic increased our remote workforce, which increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections, computers and devices outside our premises or network, including while at home, in transit and in public locations. Additionally, cybersecurity risks may be heightened as a result of the ongoing global conflicts such as the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries or the geopolitical instability resulting from the conflict in Iran, the unrest in Mexico, the conflict between Israel and Hamas, and recent events in Venezuela. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional data security risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Risks related to data security will increase as we continue to grow the scale and functionality of our business and collect, store, transmit and otherwise process increasingly large amounts of our and our customers’ information and data, which may include personal, proprietary, confidential or other sensitive data.
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

MONGODB, INC.
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
Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, in fiscal years 2026, 2025 and 2024, total sales and marketing expense represented 38%, 43%, and 47% of revenue, respectively. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our platform and services, grow our domestic and international operations and build brand awareness. We also intend to continue to cultivate our relationships with developers through continued investment in our MongoDB.local events, MongoDB Advocacy Hub, User Groups, MongoDB University and our partner ecosystem of global system integrators, value-added resellers and independent software vendors. If the costs of these sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our professional services organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.
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
Furthermore, from time to time, U.S. presidential administrations have issued, and may in the future issue, Executive Orders related to cybersecurity practices that may affect our business. For example, while the Biden administration’s Executive Order 14208 (2021) established a framework for federal cybersecurity, the current administration has shifted toward a more decentralized, risk-based approach. In June 2025, the Trump administration issued Executive Order 14306, which amended prior orders and increased private-sector flexibility. The transition to this decentralized model may lead to inconsistent or fragmented cybersecurity requirements across various federal agencies, complicating our compliance efforts.
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

MONGODB, INC.
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
The European Commission also revised its Cybersecurity Directive (“NIS2”), which came into force in January 2023 and applies extraterritorially similar to the GDPR. Among other things, NIS2 requires companies providing essential and digital services across key sectors in the EU economy, including cloud services providers, to adopt or update policies and procedures on issues such as incident handling and supply chain security. However, EU Member States have flexibility in identifying the types of entities considered “essential” and many EU Member States have not yet fully transposed NIS2 into national law, creating ongoing uncertainty around how NIS2 will impact our business. Moreover, in January 2026, the European Commission proposed amendments to NIS2, which are still being finalized. In addition, the EU’s Digital Operational Resiliency Act (“DORA”) for the financial sector took effect in January 2025. DORA standardizes how financial entities report cybersecurity incidents, test their digital operational resilience, and manage ICT third-party risk across the financial services sector and EU member states. We have taken steps to ensure our contracts with EU financial sector customers are DORA-compliant, however we cannot assure you that such steps are complete or effective.
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

MONGODB, INC.
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
Our success and ability to compete depend in part upon our intellectual property rights. As of April 30, 2026, we had 103 issued patents and 44 pending patent applications in the United States. Patent applications may not result in issued patents and even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. In addition to patent protection, we primarily rely on copyright and trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate and we may be unable to detect the unauthorized use of, or prevent third parties from infringing, misappropriating or otherwise violating, our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated, interpreted narrowly or held unenforceable and could put our related intellectual property at risk of not issuing or being canceled. The local laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Our patent applications and patents arising from any patent applications we may file in the future may never be granted and, even if we are successful in obtaining effective protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
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

MONGODB, INC.
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

MONGODB, INC.
adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.
Because our long-term growth strategy involves sales to customers outside the United States, our business is susceptible to risks associated with international operations.
A significant portion of our revenue is derived internationally and we are susceptible to risks related to our international operations. In the fiscal years ended January 31, 2026, 2025 and 2024, total revenue generated from customers outside the United States was 46%, 46%, and 46%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In addition, we expanded our reach in China in February 2021 when we announced a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:
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
•unforeseen legal liability arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process or that prove to have a greater than anticipated adverse

MONGODB, INC.
impact. There is no assurance that acquired businesses will have invested sufficient efforts in their own regulatory compliance, and we may need to invest in and seek to improve the regulatory compliance controls and systems of such businesses. Generally, if an acquired business fails to meet our expectations, or if we are unable to establish effective regulatory compliance controls with respect to an acquired business, our operating results, business, and financial condition may suffer; and
•if an acquired business holds governmental authorizations, facility security clearances, personnel security clearances or other approvals that are important to the anticipated strategic benefits of the acquisition, we may be unable to maintain or transfer those authorizations, clearances or approvals following the acquisition, including as a result of changes in ownership, control, management, operations, compliance posture or other changed conditions. If we are unable to maintain any such authorizations, clearances or approvals, or if doing so requires us to implement additional compliance, governance, cybersecurity, personnel, reporting, inspection or mitigation measures, we may not realize the anticipated benefits of the acquisition, may incur additional costs or delays, and may be unable to pursue or perform certain opportunities, including opportunities involving U.S. government customers.
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

MONGODB, INC.
Contracting with government entities, and maintaining authorizations, clearances and certifications required for government-related opportunities, exposes us to additional risks inherent in the government procurement process.
We provide products and services, directly and indirectly, to a variety of government entities, and we may seek to expand our ability to pursue opportunities with U.S. government customers. Risks associated with licensing and selling products and services to government entities include extended sales and collection cycles, varying governmental budgeting processes, and adherence to complex procurement regulations, security requirements and other government-specific contractual requirements, which are subject to change by the government and may require significant upfront cost, time and resources, with no assurance that we will secure contracts with government entities. Governmental entities may also have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons.
In addition, we have acquired, and may in the future acquire, businesses that hold governmental authorizations, facility security clearances, personnel security clearances or other approvals that are important to our ability to pursue or perform certain opportunities involving U.S. government customers. Although the revenues and government contracts of any such acquired business may not be material to our business, the loss of, or inability to maintain, any such authorization, clearance or approval could prevent us from realizing the anticipated strategic benefits of the acquisition. Maintaining these authorizations, clearances and approvals may require us to satisfy ongoing security, reporting, governance, cybersecurity, inspection, personnel-clearance and other compliance obligations, including obligations arising from changes in ownership, control, management, operations or other changed conditions. If we are unable to maintain any such authorization, clearance or approval, or if doing so requires us to implement additional compliance, mitigation or governance measures, we may incur increased costs or delays, lose access to certain government-related opportunities, or be unable to perform certain work for U.S. government customers.
We may be subject to audits and investigations relating to any government contracts, authorizations, clearances, certifications and related compliance obligations, and any violations could result in civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, loss of authorizations, clearances or certifications, and suspension or debarment from future government business, as well as harm to our reputation and financial results.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our Consolidated Financial Statements and Condensed Consolidated Financial Statements include those related to revenue recognition, allowances for doubtful accounts, the period of benefit for deferred contract acquisition costs, the incremental borrowing rate related to the Company’s lease liabilities, stock-based compensation, legal contingencies, fair value of acquired intangible assets and goodwill, useful lives and carrying values of intangible assets and property and equipment, fair value of non-marketable securities and accounting for income taxes. Our results of operations may be adversely affected if our assumptions change or

MONGODB, INC.
if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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

MONGODB, INC.
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
On July 4, 2025, the One Big Beautiful Bill ("OBBBA") was signed into law. The OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions, the immediate expensing of U.S. research and development expenditures. In accordance with ASC 740, we have recognized the effects of the new tax law in the period of enactment. As we maintain a full valuation allowance on our U.S. deferred tax assets and have net operating losses (“NOLs”) in the U.S. and Ireland, the legislation does not have a material impact on the Company’s consolidated financial statements.
We continue to monitor the impact of new global and U.S. tax legislation and reform measures, including its potential to impact on our effective tax rate and income tax expense. We may in the future experience an increase in our income tax expense, especially if we are not able to maintain a full valuation allowance on our U.S. deferred tax assets or utilize a material portion of the NOLs reflected on our balance sheet. See “—Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.” Any increase in our income tax expense could have a negative effect on our financial condition and results of operations. Changes in global and U.S. tax legislation which may lead to other impacts, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.

MONGODB, INC.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2026, we had NOL carryforwards for U.S. federal and state, Irish and U.K. income tax purposes. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may experience a future ownership change under Section 382 of the Code that could affect our ability to utilize the NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes.
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

MONGODB, INC.
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
As of April 30, 2026, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

The broader adoption, use, and commercialization of AI and ML technologies, and the continued rapid pace of developments in the AI and ML field, are inherently uncertain. The use of AI and ML technologies in our product offerings and internal operations may not produce the desired benefits, and may result in increased reputational harm, or other adverse consequences.

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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of our share repurchase program.
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

MONGODB, INC.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
February 1 - February 28, 2026	94,699	344.71	94,699	$567,130
March 1 - March 31, 2026	135,989	262.74	135,989	531,556
April 1 - April 30, 2026	182,112	227.12	127,528	$499,660
Total	412,800	$276.01	358,216
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
(2) Represents 54,584 shares of common stock repurchased by the Company in April 2026 pursuant to the terms of the underlying restricted stock award agreements in connection with acquisition of Voyage AI, at an average price of $3.39 per share. These repurchases were not made pursuant to a publicly announced plan or program.
(3) Average price paid includes costs associated with the repurchases of common stock, excluding the 1% excise tax as a result of the Inflation Reduction Act (“IRA”).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

MONGODB, INC.
Certain executive officers and directors of the Company may execute purchases and sales of the Company's common stock through Rule 10b5-1 equity trading plans and “non-Rule 10b5-1 equity trading arrangements” (as defined in Item 408(c) of Regulation S-K).
During the three months ended April 30, 2026, one of our former executive officers engaged in the following Rule 10b5-1 trading arrangements:
On March 6, 2026, Cedric Pech, our former President of Field Operations, terminated a previously disclosed trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act, which had been entered into on December 24, 2025. The terminated plan provided for the potential sale of up to 100% of the (net) shares of common stock resulting from the vesting of an aggregate of 25,571 RSUs and PSUs in amounts and prices determined in accordance with a formula set forth in the plan (net shares are net of tax withholding) over a period scheduled to end on the earlier of (i) the date that all the shares under the plan were sold and (ii) December 31, 2026, subject to early termination for certain specified events set forth in the plan. No further transactions will occur under the terminated plan.
During the three months ended April 30, 2026, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement.

MONGODB, INC.
ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of MongoDB, Inc.	8-K	001-38240	3.1	10/25/2017

3.1.1	Certificate of Retirement	8-K	001-38240	3.1	6/16/2020

3.1.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of MongoDB, Inc.	10-Q	001-38240	3.1.2	8/27/2025

3.2	Amended and Restated Bylaws of MongoDB, Inc.	8-K	001-38240	3.1	3/2/2026

10.1#	Separation Agreement, dated February 27, 2026, by and between the Cedric Pech and MongoDB Switzerland GmbH					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MONGODB, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: May 29, 2026	By:		/s/ Chirantan J. Desai
		Name:	Chirantan J. Desai
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael J. Berry
		Name:	Michael J. Berry
		Title:	Chief Financial Officer
(Principal Financial Officer)

	By:		/s/ Kong Phan
		Name:	Kong Phan
		Title:	Chief Accounting Officer
(Principal Accounting Officer)