Form 10-Q
period 2026-07-31
MongoDB, Inc.
filed 2026-09-01
CIK 1441816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________
FORM 10-Q
___________________
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☑
As of August 28, 2026, there were 80,556,341 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
MONGODB, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	July 31, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$1,002,401	$1,083,540
Short-term investments	1,408,853	1,303,701
Accounts receivable, net of allowance for doubtful accounts of $11,674 and $12,979 as of July 31, 2026 and January 31, 2026, respectively	458,221	499,002
Deferred commissions	130,874	131,442
Prepaid expenses and other current assets	125,637	97,170
Total current assets	3,125,986	3,114,855
Property and equipment, net	38,988	39,773
Operating lease right-of-use assets	24,790	28,978
Goodwill	204,151	191,397
Intangible assets, net	30,731	34,502
Deferred tax assets	25,096	26,021
Other assets	327,946	323,322
Total assets	$3,777,688	$3,758,848
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,689	$20,269
Accrued compensation and benefits	146,031	143,046
Operating lease liabilities	9,371	9,259
Other accrued liabilities	129,812	109,803
Deferred revenue	339,462	387,119
Total current liabilities	642,365	669,496
Deferred tax liability	358	352
Operating lease liabilities	19,224	23,600
Deferred revenue	108,233	83,588
Other liabilities	27,527	29,454
Total liabilities	797,707	806,490
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 1,000,000,000 shares authorized as of July 31, 2026 and January 31, 2026; 80,634,492 shares issued and outstanding as of July 31, 2026; 83,370,769 shares issued and 80,492,774 shares outstanding as of January 31, 2026	82	81
Additional paid-in capital	4,846,747	5,345,494
Treasury stock, no shares as of July 31, 2026 and 2,877,995 shares (repurchased at an average of $171.84 per share) as of January 31, 2026	—	(494,569)
Accumulated other comprehensive income (loss)	(367)	13,207
Accumulated deficit	(1,866,481)	(1,911,855)
Total stockholders’ equity	2,979,981	2,952,358
Total liabilities and stockholders’ equity	$3,777,688	$3,758,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of U.S. dollars, except share and per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue:
Subscription	$747,147	$572,355	$1,413,285	$1,103,810
Services	24,626	19,047	46,104	36,606
Total revenue	771,773	591,402	1,459,389	1,140,416
Cost of revenue:
Subscription	174,251	139,949	339,158	269,534
Services	27,757	31,479	54,291	59,935
Total cost of revenue	202,008	171,428	393,449	329,469
Gross profit	569,765	419,974	1,065,940	810,947
Operating expenses:
Sales and marketing	253,071	244,065	502,405	464,988
Research and development	213,874	181,739	414,283	350,568
General and administrative	74,420	59,464	145,656	114,239
Total operating expenses	541,365	485,268	1,062,344	929,795
Income (loss) from operations	28,400	(65,294)	3,596	(118,848)
Other income (expense):
Interest income	19,706	23,637	39,057	47,095
Interest expense	(924)	(1,473)	(1,777)	(2,539)
Other income (expense), net	(1,237)	10	13,863	(2,152)
Income (loss) before provision for income taxes	45,945	(43,120)	54,739	(76,444)
Provision for income taxes	5,005	3,928	9,365	8,230
Net income (loss)	$40,940	$(47,048)	$45,374	$(84,674)
Net income (loss) per share
Basic	$0.51	$(0.58)	$0.56	$(1.04)
Diluted	$0.50	$(0.58)	$0.55	$(1.04)
Weighted-average shares used to compute net income (loss) per share
Basic	80,497,631	81,078,234	80,400,680	81,304,435
Diluted	81,995,492	81,078,234	81,850,579	81,304,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income (loss)	$40,940	$(47,048)	$45,374	$(84,674)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on available-for-sale securities	(6,379)	(5,850)	(11,067)	1,008
Foreign currency translation adjustment	(1,256)	(1,584)	(2,507)	5,497
Other comprehensive income (loss)	(7,635)	(7,434)	(13,574)	6,505
Total comprehensive income (loss)	$33,305	$(54,482)	$31,800	$(78,169)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of U.S. dollars, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2026	80,492,774	$81	$5,345,494	$(494,569)	$13,207	$(1,911,855)	$2,952,358
Stock option exercises	55,128	—	461	—	—	—	461
Vesting of restricted stock units	489,162	1	—	—	—	—	1
Vesting of performance stock units	99,626	—	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(220,314)		(53,930)	—	—	—	(53,930)
Stock-based compensation	—	—	137,830	—	—	—	137,830
Retirement of treasury stock	—	(1)	(586,540)	586,541	—	—	—
Repurchases of common stock	(412,800)	—		(100,255)	—	—	(100,255)
Unrealized loss on available-for-sale securities	—	—	—	—	(4,688)	—	(4,688)
Foreign currency translation adjustment	—	—	—	—	(1,251)	—	(1,251)
Net income	—	—	—	—	—	4,434	4,434
Balances as of April 30, 2026	80,503,576	$81	$4,843,315	$(8,283)	$7,268	$(1,907,421)	$2,934,960
Stock option exercises	24,197	—	262	—	—	—	262
Vesting of restricted stock units	518,670	1	—	—	—	—	1
Shares withheld related to net share settlement of equity awards	(183,214)	—	(61,435)	—	—	—	(61,435)
Stock-based compensation	—	—	148,939	—	—	—	148,939
Retirement of treasury stock	—	—	(108,282)	108,282	—	—	—
Repurchases of common stock	(308,236)	—	—	(99,999)	—	—	(99,999)
Issuance of common stock under the Employee Stock Purchase Plan	79,499	—	23,948	—	—	—	23,948
Unrealized loss on available-for-sale securities	—	—	—	—	(6,379)	—	(6,379)
Foreign currency translation adjustment	—	—	—	—	(1,256)	—	(1,256)
Net income	—	—	—	—	—	40,940	40,940
Balances as of July 31, 2026	80,634,492	$82	$4,846,747	$—	$(367)	$(1,866,481)	$2,979,981

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of January 31, 2025	80,467,811	$78	$4,625,093	$(1,319)	$(924)	$(1,840,704)	$2,782,224
Stock option exercises	77,519	—	579	—	—	—	579
Vesting of restricted stock units	381,937	1	—	—	—	—	1
Vesting of performance stock units	91,319	—	—	—	—	—	—
Issuance of common stock in connection with a business combination subject to future vesting	213,023	—	—	—	—	—	—
Issuance of common stock in connection with a business combination	484,169	1	141,401	—	—	—	141,402
Stock-based compensation	—	—	132,431	—	—	—	132,431
Unrealized gain on available-for-sale securities	—	—	—	—	6,858	—	6,858
Foreign currency translation adjustment	—	—	—	—	7,081	—	7,081
Net loss	—	—	—	—	—	(37,626)	(37,626)
Balances as of April 30, 2025	81,715,778	$80	$4,899,504	$(1,319)	$13,015	$(1,878,330)	$3,032,950
Stock option exercises	168,293	—	1,210	—	—	—	1,210
Vesting of restricted stock units	460,554	1	—	—	—	—	1
Stock-based compensation	—	—	140,400	—	—	—	140,400
Repurchases of common stock	(929,674)	—	—	(200,022)	—	—	(200,022)
Issuance of common stock under the Employee Stock Purchase Plan	131,117	—	22,917	—	—	—	22,917
Unrealized gain on available-for-sale securities	—	—	—	—	(5,850)	—	(5,850)
Foreign currency translation adjustment	—	—	—	—	(1,584)	—	(1,584)
Net loss	—	—	—	—	—	(47,048)	(47,048)
Balances as of July 31, 2025	81,546,068	81	5,064,031	(201,341)	5,581	(1,925,378)	2,942,974
The accompanying notes are an integral part of these condensed consolidated financial statements.

MONGODB, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$45,374	$(84,674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,495	10,986
Stock-based compensation	286,769	272,831
Amortization of finance right-of-use assets	1,987	1,986
Amortization of operating right-of-use assets	5,178	5,599
Deferred income taxes	(11)	(1,134)
Amortization of premium and accretion of discount on short-term investments, net	(1,888)	(6,539)
Realized and unrealized loss (gain) on financial instruments, net	(16,616)	272
Unrealized foreign exchange loss	667	1,211
Change in operating assets and liabilities:
Accounts receivable, net	43,695	41,805
Prepaid expenses and other current assets	(21,394)	(4,656)
Deferred commissions	10,118	14,500
Other long-term assets	(9,097)	(11,068)
Accounts payable	(2,777)	(1,438)
Accrued liabilities	20,291	(2,602)
Operating lease liabilities	(5,400)	(4,751)
Deferred revenue	(24,183)	(49,530)
Other liabilities, non-current	(699)	(764)
Net cash provided by operating activities	343,509	182,034
Cash flows from investing activities
Purchases of property, equipment and other assets	(4,791)	(2,148)
Investments in non-marketable securities	(3,000)	(8,322)
Business combination, net of cash acquired	(9,237)	(2,032)
Proceeds from maturities of marketable securities	621,800	490,970
Proceeds from non-marketable securities	10,718	—
Purchases of marketable securities	(739,124)	(337,292)
Net cash provided by (used in) investing activities	(123,634)	141,176
Cash flows from financing activities
Repurchases of common stock	(200,254)	(194,446)
Proceeds from exercise of stock options	723	1,789
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	23,948	22,917
Taxes paid related to net share settlement of equity awards	(117,673)	—
Principal payments of finance leases	(3,554)	(4,085)
Net cash used in financing activities	(296,810)	(173,825)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,878)	8,068
Net increase (decrease) in cash, cash equivalents and restricted cash	(80,813)	157,453
Cash, cash equivalents and restricted cash, beginning of period	1,086,625	492,753
Cash, cash equivalents and restricted cash, end of period	$1,005,812	$650,206
Supplemental cash flow disclosure
Cash paid during the period for:
Income taxes, net of refunds	$9,666	$10,457
Interest expense	$802	$996
Noncash investing and financing activities:
Issuance of common stock in connection with a business combination	$—	$141,402
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,173	$957
Unpaid taxes for net share settlement of equity awards included in accrued compensation and benefits	$7,496	$—
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets, end of period, to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$1,002,401	$647,139
Restricted cash, non-current	3,411	3,067
Total cash, cash equivalents and restricted cash	$1,005,812	$650,206
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

3. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of July 31, 2026 and January 31, 2026 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Fair Value Measurement as of July 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$294,463	$—	$—	$294,463
Short-term investments:
U.S. government treasury securities	1,408,853	—	—	1,408,853
Total financial assets	$1,703,316	$—	$—	$1,703,316

	Fair Value Measurement as of January 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$381,687	$—	$—	$381,687
Short-term investments:
U.S. government treasury securities	1,303,701	—	—	1,303,701
Total financial assets	$1,685,388	$—	$—	$1,685,388
The Company utilized the market approach and Level 1 valuation inputs to value its money market funds and U.S. government treasury securities because published net asset values were readily available.
The following table summarizes the amortized cost and fair value of the Company’s short-term investments by remaining contractual maturity as of July 31, 2026 and January 31, 2026 (in thousands):

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	July 31, 2026			January 31, 2026
	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Due within one year	$539,219	$(301)	$538,918	$770,766	$1,539	$772,305
Due after one year and within three years	875,034	(5,099)	869,935	527,268	4,128	531,396
Total short-term investments	$1,414,253	$(5,400)	$1,408,853	$1,298,034	$5,667	$1,303,701
As of July 31, 2026 and January 31, 2026, net unrealized gains and losses on the Company’s U.S. government treasury securities were approximately $5.4 million and $5.7 million, respectively. These unrealized gains and losses were caused by fluctuations in interest rates, which results in changes to the market value of these securities. Since the fluctuation in fair value is due to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company concluded that an allowance for credit losses was unnecessary for short-term investments as of July 31, 2026. Gross realized gains and losses were not material during both the three and six months ended July 31, 2026 and 2025. There were no material short-term investments in a continuous loss position for greater than twelve months.
Non-marketable Securities
As of July 31, 2026 and January 31, 2026, the total amount of non-marketable equity securities included in other assets on the Company’s condensed consolidated balance sheets was $37.1 million and $32.3 million, respectively. The Company invested an additional $3.0 million and $8.5 million in non-marketable equity securities during the six months ended July 31, 2026 and 2025, respectively. The Company recognized no unrealized gains or losses and immaterial realized gains and losses on certain of these non-marketable securities during the three months ended July 31, 2026 and 2025. The Company recognized a $6.5 million unrealized gain and a $10.1 million realized gain during the six months ended July 31, 2026. During the six months ended July 31, 2025, the Company recognized an immaterial unrealized loss and no realized gains or losses.

4. Business Combinations
On May 8, 2026, the Company acquired the outstanding shares of Clarity Business Holdings, LLC (“Clarity”), a services firm specializing in providing support and professional services to support modernizing legacy systems, scaling cloud-native development, and solving complex data challenges for workloads within the U.S. Government, for $16.7 million, which was accounted for as a business combination. In connection with this acquisition, the Company recorded goodwill of $12.8 million, which was primarily attributable to the acquired workforce and expected synergies from expanding the Company’s U.S. Federal vertical. Goodwill was not deductible for income tax purposes. The assets acquired, the liabilities assumed, and the intangible assets and deferred tax liabilities recognized were not material. Intangible assets acquired are related to customer relationships and have an estimated useful life of five years.
The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary.
All acquisition-related costs were immaterial for the three and six months ended July 31, 2026.
The Company has included the financial results of Clarity in its condensed consolidated financial statements from the date of acquisition. Separate operating results and pro forma results of operations for this acquisition have not been presented as the effects of the acquisition were not material to the Company’s condensed consolidated financial statements.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. Goodwill and Intangible Assets, Net
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (in thousands):

	July 31, 2026	January 31, 2026
Balance, beginning of year	$191,397	$69,679
Increase in goodwill related to business combinations	12,754	121,718
Balance, end of period	$204,151	$191,397
The gross carrying amount and accumulated amortization of the Company’s intangible assets were as follows (in thousands):

	July 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$27,400	$(20,791)	$6,609
IP addresses	24,445	(3,838)	20,607
Customer relationships	3,700	(185)	3,515
Total	$55,545	$(24,814)	$30,731

	January 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$27,400	$(14,728)	$12,672
IP addresses	24,445	(2,615)	21,830
Total	$51,845	$(17,343)	$34,502
Intangible assets are primarily acquired through business combinations and are amortized on a straight-line basis. Amortization expense of intangible assets was $3.8 million and $7.5 million during the three and six months ended July 31, 2026, and $3.8 million and $6.9 million during the three and six months ended July 31, 2025, respectively. Amortization expense for developed technology is included as cost of subscription revenue and research and development expense in the Company’s condensed consolidated statements of operations. Amortization expense for IP addresses is included as cost of subscription revenue in the Company’s condensed consolidated statements of operations. Amortization expense for customer relationships is included as sales and marketing expense in the Company’s condensed consolidated statement of operations.
As of July 31, 2026, future amortization expense related to the intangible assets is as follows (in thousands):

Fiscal Period:	Amount
Remainder of 2027	$7,642
2028	3,743
2029	3,184
2030	3,184
2031	3,184
Thereafter	9,794
Total	$30,731

6. Leases
The Company has entered into non-cancelable operating and finance lease agreements, principally real estate for office space globally. The Company may receive renewal or expansion options, leasehold improvement allowances or other

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
incentives on certain lease agreements. Lease terms range from 1 to 12 years and may include renewal options, which the Company deems reasonably certain to be renewed. The exercise of the lease renewal option is at the Company's discretion.
Lease Costs
The components of the Company’s lease costs included in its condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Finance lease cost:
Amortization of finance lease right-of-use assets	$993	$993	$1,987	$1,986
Interest on finance lease liabilities	388	486	802	996
Operating lease cost	2,983	3,348	6,008	6,594
Short-term lease cost	1,271	1,114	2,511	2,202
Variable lease cost	1,107	1,497	2,086	2,405
Total lease cost	$6,742	$7,438	$13,394	$14,183
Balance Sheet Components
The balances of the Company’s finance and operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	July 31, 2026	January 31, 2026
Finance Lease:
Property and equipment, net	$13,579	$15,566
Other accrued liabilities, current	6,687	6,482
Other liabilities, non-current	19,731	23,490
Operating Leases:
Operating lease right-of-use assets	$24,790	$28,978
Operating lease liabilities, current	9,371	9,259
Operating lease liabilities, non-current	19,224	23,600

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities of Lease Liabilities
Future minimum lease payments under non-cancelable finance and operating leases on an annual undiscounted cash flow basis as of July 31, 2026 were as follows (in thousands):

Fiscal Period:	Finance Lease	Operating Leases
Remainder of 2027	$3,630	$5,060
2028	8,711	9,792
2029	8,711	6,924
2030	7,985	4,169
2031	—	2,676
Thereafter	—	2,601
Total minimum payments	29,037	31,222
Less imputed interest	(2,619)	(2,627)
Present value of future minimum lease payments	26,418	28,595
Less current obligations under leases	(6,687)	(9,371)
Non-current lease obligations	$19,731	$19,224

In March 2026, the Company executed an operating lease agreement for an office space with an expected commencement date in the fourth quarter of fiscal year 2027. The lease term is approximately 10 years with undiscounted future minimum lease payments of approximately $29.5 million.

7. Commitments and Contingencies
Non-cancelable Material Commitments
During the six months ended July 31, 2026, other than certain non-cancelable operating leases described in Note 6, Leases, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in the 2026 Form 10-K.
Legal Matters
The Company investigates all claims, litigation and other legal matters as they arise. From time to time, the Company has become involved in claims, litigation and other legal matters arising in the ordinary course of business, including intellectual property, labor and employment and breach of contract claims. For example, on July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al. (Case No. 1:24-cv-5191), was filed in the United States District Court for the Southern District of New York against MongoDB, former CEO Dev Ittycheria, and former COO and CFO Michael Gordon (the “Securities Action”). On January 27, 2025, the lead plaintiff in the Securities Action filed an Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy, growth projections and financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. Defendants filed a motion to dismiss the complaint on May 9, 2025. On May 1, 2026, the Court entered an order granting in part Defendants’ motion to dismiss and denying it in part. On May 15, 2026, Defendants filed a motion for reconsideration of the Court’s order on the motion to dismiss. The motion for reconsideration is currently fully briefed and pending before the Court. Defendants also filed their Answer to the operative complaint on June 15, 2026. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York, captioned Roy v. Ittycheria, et al. (Case No. 1:24-cv-7594), against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
allegedly false and misleading statements to investors. Another similar case, Silva v. Ittycheria, et al. (Case No. 1:24-cv-9014) was subsequently filed in the same district on November 25, 2024 against MongoDB, as nominal defendant, and the same individual defendants as the Roy S.D.N.Y. action. It has been consolidated with the Roy action with the caption In re MongoDB, Inc. Shareholder Litigation (Case No. 1:24-cv-7594) (the “S.D.N.Y. Derivative Litigation”). On June 14, 2026, the plaintiffs in the S.D.N.Y. Derivative Litigation filed an amended complaint, naming former Senior Vice President and former Interim CFO Srdjan Tanjga as an additional defendant. On September 12, 2025, another purported derivative action was filed in the Court of Chancery of the State of Delaware (Case No. 2025-1030) (the “Delaware Derivative Litigation”), against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga, and several of the Company’s current and former directors. The case is captioned Sansone v. Ittycheria, et al. On June 10, 2026, another purported derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Fernicola v. Ittycheria, et al. (Case No. 1:26-cv-4918), against the Company, as a nominal defendant, and the same individual defendants as the S.D.N.Y. Derivative Litigation. On July 1, 2026, an additional purported derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Andrews v. Ittycheria, et al. (Case No. 1:26-cv-5586), against the Company, as a nominal defendant, the individual defendants in the Delaware Derivative Litigation, and former Chief Revenue Officer and former President of Field Operations Cedric Pech. These additional derivative lawsuits, like the S.D.N.Y. Derivative Litigation, allege that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. The S.D.N.Y. Derivative Litigation, the Delaware Derivative Litigation, and the Fernicola action have been stayed pending the outcome of the Court’s decision on the Defendants’ motion for reconsideration in the Securities Action.
Although claims and litigation are inherently unpredictable, as of July 31, 2026, other than as disclosed above, the Company is currently not aware of any matters that, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, financial position, results of operations or cash flows. The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents the Company’s revenues disaggregated by geography, based on address of the Company's customers (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Primary geographical markets:
Americas	$478,261	$364,245	$890,598	$697,111
EMEA	210,298	160,960	404,976	311,726
Asia Pacific	83,214	66,197	163,815	131,579
Total	$771,773	$591,402	$1,459,389	$1,140,416
The following table presents the Company’s revenues disaggregated by subscription product categories and services (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
Subscription product categories and services:	2026	2025	2026	2025
Atlas-related	$565,916	$438,970	$1,078,382	$834,863
MongoDB Enterprise Advanced and other	181,231	133,385	334,903	268,947
Services	24,626	19,047	46,104	36,606
Total	$771,773	$591,402	$1,459,389	$1,140,416
Contract Liabilities
The Company’s contract liabilities are recorded as deferred revenue in the Company’s condensed consolidated balance sheets and consist of customer invoices issued or payments received in advance of revenues being recognized from the Company’s subscription and services contracts. Deferred revenue, including current and non-current balances, was $447.7 million and $470.7 million as of July 31, 2026 and January 31, 2026, respectively. Approximately 18% and 21% of the total revenue recognized for the six months ended July 31, 2026 and 2025, respectively, was from deferred revenue at the beginning of each respective period.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted customer contracts at the end of any given period. The Company applies the practical expedient to omit disclosure with respect to the amount of the transaction price allocated to remaining performance obligations if the related contract has a total duration of 12 months or less. As of July 31, 2026, the aggregate transaction price allocated to remaining performance obligations was $1,519.2 million. Approximately 52% is expected to be recognized as revenue over the next 12 months, 45% in 13 to 36 months and the remainder thereafter. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at the customers’ discretion.
Unbilled Receivables
Revenue recognized in excess of invoiced amounts creates an unbilled receivable, which represents the Company’s unconditional right to consideration in exchange for goods or services that the Company has transferred to the customer. Unbilled receivables are recorded as part of accounts receivable, net in the Company’s condensed consolidated balance sheets. As of July 31, 2026 and January 31, 2026, unbilled receivables were $25.0 million and $19.8 million, respectively.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Allowance for Doubtful Accounts
The Company considers expectations of forward-looking losses, in addition to historical loss rates, to estimate its allowance for doubtful accounts on its accounts receivable. The following is a summary of the changes in the Company’s allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts
Balance as of January 31, 2026	$12,979
Provision	5,511
Recoveries and write-offs	(6,816)
Balance as of July 31, 2026	$11,674
Costs Capitalized to Obtain Contracts with Customers
Deferred commissions were $363.0 million and $373.2 million as of July 31, 2026 and January 31, 2026, respectively, of which $232.2 million and $241.7 million comprised the non-current portion and was included in other assets on the Company’s consolidated balance sheets as of July 31, 2026 and January 31, 2026, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s condensed consolidated statements of operations, was $36.0 million and $71.0 million during the three and six months ended July 31, 2026 and $36.9 million and $68.0 million during the three and six months ended July 31, 2025, respectively. There was no impairment loss recognized in relation to the costs capitalized for the periods presented.

9. Equity
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
Stock Options
The following table summarizes stock option activity for the six months ended July 31, 2026 (in thousands, except share, per share data and years):

	Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance as of January 31, 2026	163,909	$9.66	1.2	$59,284
Stock options exercised	(79,325)	9.08
Stock options forfeited and expired	(3,450)	8.98
Balance as of July 31, 2026	81,134	10.22	0.8	26,551,971
Vested and exercisable as of January 31, 2026	163,909	9.66	1.2	59,284
Vested and exercisable as of July 31, 2026	81,134	$10.22	0.8	$26,551,971

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
The following table summarizes RSU activity for the six months ended July 31, 2026:

	Shares	Weighted-Average Grant Date Fair Value per RSU
Unvested as of January 31, 2026	4,233,699	$256.82
RSUs granted	1,953,300	282.61
RSUs vested	(1,007,832)	255.27
RSUs forfeited and canceled	(546,291)	251.11
Unvested as of July 31, 2026	4,632,876	$268.70
Restricted Stock Awards
The Company has granted restricted common stock outside of the 2008 and 2016 Plans. Restricted common stock is not deemed to be outstanding for accounting purposes until it vests. Refer to Note 4, Business Combinations in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s 2026 Form 10-K, for further details on the issuance of restricted stock awards in connection with the acquisition of Voyage AI.
The following table summarizes RSA activity for the six months ended July 31, 2026:

	Shares	Weighted-Average Grant Date Fair Value per RSA
Unvested as of January 31, 2026	112,153	$292.05
RSAs vested	(24,943)	292.05
RSAs forfeited and canceled(1)	(54,584)	292.05
Unvested as of July 31, 2026	32,626	$292.05
(1)    Represents shares of common stock reacquired pursuant to the applicable restricted stock award agreements and included in repurchases of common stock on the condensed consolidated statements of stockholders’ equity.

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Executive Performance Share Units
The following table summarizes PSU activity for the six months ended July 31, 2026:

	Shares	Weighted-Average Grant Date Fair Value per PSU
Unvested as of January 31, 2026	209,670	$256.62
PSUs granted	91,146	119.94
PSUs vested	(99,626)	218.53
Adjustment for performance achievement	29,634	199.97
PSUs forfeited and canceled	(23,919)	229.99
Unvested as of July 31, 2026	206,905	$209.72
In January 2026, the Company granted PSUs with both service and market conditions, with an aggregate grant date fair value of $36.1 million under the 2016 Plan. The number of shares that may be earned under these PSUs with market conditions ranges from 0% to 200% of the target number of shares, based on the achievement of specified common stock trading price targets over a five-year cumulative performance period beginning on the grant date. The market conditions are satisfied when the average closing trading price of the Company’s common stock over any 60 consecutive trading-day period during the performance period is equal to or exceeds common stock trading price targets of $375.00, $400.00, $475.00, $600.00. In addition, the PSUs with market conditions are subject to service-based vesting, under which up to 100%, 125%, 150%, and 200% of the target number of shares may vest on January 1, 2027, January 1, 2028 and January 1, 2029, respectively, subject to the grantee’s continued service through each vesting date. On the date of grant, the Company assumes a performance factor of 100. As of July 31, 2026, the first common stock trading price target has been achieved and there were 51,445 PSUs with market conditions outstanding.
2017 Employee Stock Purchase Plan
In October 2017, the Company’s Board of Directors adopted, and stockholders approved, the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). Subject to any plan limitations, the 2017 ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The Company’s current offering period began on June 16, 2026 and is expected to end December 15, 2026.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenue—subscription	$9,205	$8,831	$18,093	$17,226
Cost of revenue—services	3,424	4,273	6,216	8,167
Sales and marketing	35,722	36,265	68,403	75,367
Research and development	74,506	75,113	145,214	141,518
General and administrative	26,082	15,918	48,843	30,553
Total stock-based compensation expense	$148,939	$140,400	$286,769	$272,831

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

During the six months ended July 31, 2026, the Company repurchased 666,452 shares of common stock for $200.0 million and the average price per share was $300.10. All repurchases of common stock were made in open market transactions and recorded in treasury stock. As of July 31, 2026, the total remaining authorization under the Share Repurchase Program is $399.7 million.

10. Net Income (Loss) per Share
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which are comprised of outstanding stock options, RSUs, RSAs, PSUs and ESPP obligations. Stock awards with performance or market conditions are included in dilutive shares to the extent all conditions are met. The potentially dilutive shares of common stock are computed using the treasury stock method. The effects of outstanding stock options, RSUs, RSAs, PSUs and ESPP obligations are excluded from the computation of diluted net income (loss) per share in periods in which the effect would be antidilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$40,940	$(47,048)	$45,374	$(84,674)
Denominator:
Weighted-average shares outstanding, basic	80,497,631	81,078,234	80,400,680	81,304,435
Effect of dilutive securities	1,497,861	—	1,449,899	—
Weighted-average shares outstanding, diluted	81,995,492	81,078,234	81,850,579	81,304,435
Net income (loss) per share
Basic	$0.51	$(0.58)	$0.56	$(1.04)
Diluted	$0.50	$(0.58)	$0.55	$(1.04)

MONGODB, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following shares of common stock were excluded from the computation of diluted net income (loss) per share attributable to the Company for the periods presented because including them would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Stock options pursuant to the 2008 and 2016 Plan	—	321,613	—	321,613
Unvested restricted stock units	448,723	4,800,735	447,423	4,800,735
Issuance of common stock under the Employee Stock Purchase Plan	38,318	—	82,359	—
Unvested restricted stock awards	—	172,905	—	172,905
Unvested executive PSUs	51,445	169,079	51,445	169,079
Total	538,486	5,464,332	581,227	5,464,332

11. Income Taxes
The Company recorded a provision for income taxes of $5.0 million and $9.4 million for the three and six months ended July 31, 2026, respectively, and $3.9 million and $8.2 million for the three and six months ended July 31, 2025, respectively. The provisions recorded during both the three and six months ended July 31, 2026 and 2025, were driven by an increase in global income and the associated foreign taxes as the Company continues its global expansion. The calculation of income taxes was based upon the estimated annual effective tax rates for the year applied to the jurisdictional mix of current period income before tax plus the tax effect of any significant unusual items, discrete events or changes in tax law.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. The Company maintains a full valuation allowance for U.S. and Ireland deferred tax assets, which is in place against the net deferred assets attributable to net operating loss carryforwards, tax credits and intangible assets. The Company expects to maintain these valuation allowances until it becomes more likely than not that the benefit of its deferred tax assets will be realized by way of sufficient positive evidence to support the reversal of all or some portion of this allowance. The Company regularly assesses all available evidence, including cumulative historic losses and forecasted earnings. Given the Company’s expected current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of sustained U.S. profitability that the Company is able to actually achieve, as well as the amount of tax deductible stock compensation dependent upon the Company's publicly traded share price, foreign currency movements, and macroeconomic conditions, among other factors. The Company continues to monitor this on a quarterly basis.
The Company assesses uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainties in Tax. As of January 31, 2026, the Company’s net unrecognized tax benefits totaled $142.8 million, $4.7 million of which would have an impact on the Company’s effective tax rate if recognized.
On July 4, 2025, the One Big Beautiful Bill ("OBBBA") was signed into law. The OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions, the immediate expensing of U.S. research and development expenditures. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on the Company’s condensed consolidated financial statements.
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
We generate revenue primarily from sales of subscriptions, which accounted for 97% of our total revenue during each of the three and six months ended July 31, 2026 and 2025.

MONGODB, INC.
Atlas is our hosted multi-cloud database-as-a-service (“DBaaS”) offering, which we run and manage in the cloud, and includes comprehensive infrastructure and management, as well as a host of additional features, such as Atlas Search, Vector Search, time series, data lifecycle, application-driven analytics and stream processing. During the three and six months ended July 31, 2026, Atlas revenue represented 73% and 74%, respectively, as compared to 74% and 73% of our total revenue during the three and six months ended July 31, 2025, respectively, reflecting the continued growth of Atlas since its introduction in June 2016. We have experienced strong growth in self-serve customers of Atlas, which are charged monthly in arrears based on their usage. We have also seen growth in Atlas customers sold by our sales force, which typically sign annual contracts and pay in advance or are invoiced monthly in arrears based on usage. Customers sold to by our sales force may also sign contracts that remain in effect until terminated and are invoiced monthly in arrears based on usage. We expect to continue to see a higher portion of our Atlas contracts to be billed monthly in arrears based on usage without requiring upfront commitments.
MongoDB Enterprise Advanced is our proprietary commercial database server offering for enterprise customers that can run in the cloud, on-premises or in a hybrid environment. MongoDB Enterprise Advanced revenue represented 21% of our subscription revenue during each of the three and six months ended July 31, 2026 and 2025. We sell subscriptions directly through our field and inside sales teams, as well as indirectly through channel partners. The majority of our subscription contracts are one year in duration and are invoiced upfront. When we enter into multi-year subscriptions, the customer is typically invoiced on an annual basis or, in certain cases, upfront for the full contract term.
Many of our enterprise customers initially get to know our software by using Community Server, which is our free-to-download version of our database that includes the core functionality developers need to get started with MongoDB without all the features of our commercial platform. Our platform has been downloaded from our website more than 800 million times since February 2009. We also offer a free tier of Atlas, which provides access to our hosted database solution with limited processing power and storage, as well as certain operational limitations. As a result, with the availability of both Community Server and Atlas free tier offerings, our direct sales prospects are often familiar with our platform and may have already built applications using our technology. A core component of our growth strategy for Atlas and MongoDB Enterprise Advanced is to convert developers and their organizations who are already using Community Server or the free tier of Atlas to become customers of our commercial products and enjoy the benefits of either a self-managed or hosted offering.
We also generate revenue from services, which consist primarily of fees associated with consulting and training services. Revenue from services accounted for 3% of our total revenue for each of the three and six months ended July 31, 2026 and 2025. We expect to continue to invest in our services organization as we believe it plays an important role in accelerating our customers’ realization of the benefits of our platform, which helps drive customer retention and expansion.
We compete in the database management software market, which is one of the largest in the software industry and growing. According to the IDC’s Semiannual Software Tracker, May 2026, the worldwide Database Management Software market was $108 billion in 2025, and is expected to grow to approximately $193 billion in 2030. This represents a 12% five-year compound annual growth rate. Over the last two years, a number of companies launched code assistant tools, which leverage generative AI to help developers write and test their code faster, thereby accelerating application development. We believe this acceleration in application development will further benefit the database management software market, by increasing the volume of new software and demand for scalable, flexible data platforms to manage the resulting growth of data.
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
During the six months ended July 31, 2026, the Company repurchased 666,452 shares of common stock for $200.0 million and the average price per share for the six months ended July 31, 2026 was $300.10. All repurchases of common stock were made in open market transactions and recorded in treasury stock. As of July 31, 2026, the total remaining authorization under the Share Repurchase Program is $399.7 million.
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
We intend to continue to invest in our engineering capabilities and marketing activities to maintain our strong position in the developer community. We have spent $3.6 billion on research and development since our inception. Our results of operations may fluctuate as we make these investments to drive increased customer adoption and usage.
Growing Our Customer Base and Expanding Our Global Reach
We are intensely focused on continuing to grow our customer base. We have invested, and expect to continue to invest, in our sales and marketing efforts and developer community outreach, which are critical to driving customer acquisition. As of July 31, 2026, we had over 70,600 customers across a wide range of industries and in over 100 countries, compared to over 59,900 customers as of July 31, 2025. All affiliated entities are counted as a single customer and our definition of “customer” excludes users of our free offerings.
We are also focused on increasing the number of overall Atlas customers as we emphasize the on-demand scalability of Atlas by allowing our customers to consume the product with minimal commitment. We had over 69,300 Atlas customers as of July 31, 2026 compared to over 58,500 as of July 31, 2025. The growth in Atlas customers included new customers to MongoDB and existing MongoDB Enterprise Advanced customers adding incremental Atlas workloads.
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
We calculate annualized recurring revenue (“ARR”) to help us measure our subscription revenue performance. ARR includes the revenue we expect to receive from our customers over the following 12 months based on contractual commitments and, in the case of direct sales customers of Atlas, by annualizing the prior 90 days of their actual usage of Atlas, assuming no increases or reductions in their subscriptions or usage. For all other customers of our self-serve products, we calculate ARR by annualizing the prior 30 days of their actual usage of such products, assuming no increases or reductions in usage. ARR excludes professional services. The number of customers with $100,000 or greater in ARR was 2,999 and 2,564 as of July 31, 2026 and 2025, respectively. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and services, competition, pricing, economic conditions or overall changes in our customers’ spending levels.
We also examine the rate at which our customers increase their spend with us, which we call net ARR expansion rate. We calculate net ARR expansion rate by dividing the ARR at the close of a given period (the “measurement period”), from customers who were also customers at the close of the same period in the prior year (the “base period”), by the ARR from all customers at the close of the base period, including those who churned or reduced their subscriptions. As of July 31, 2026, our net ARR expansion rate was 122%. Our net ARR expansion rate may fluctuate in future periods due to a variety of factors, including the volume and type of workloads that we onboard, growth rate of historical workloads on our platform and changes in the macroeconomic environment.
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
We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Refer to Note 11, Income Taxes, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the valuation allowance.
Results of Operations
The following tables set forth our results of operations for the periods presented in U.S. dollars (unaudited, in thousands) and as a percentage of our total revenue. Percentage of revenue figures are rounded and therefore may not subtotal exactly.

MONGODB, INC.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Consolidated Statements of Operations Data:
Revenue:
Subscription	$747,147	$572,355	$1,413,285	$1,103,810
Services	24,626	19,047	46,104	36,606
Total revenue	771,773	591,402	1,459,389	1,140,416
Cost of revenue:
Subscription(1)	174,251	139,949	339,158	269,534
Services(1)	27,757	31,479	54,291	59,935
Total cost of revenue	202,008	171,428	393,449	329,469
Gross profit	569,765	419,974	1,065,940	810,947
Operating expenses:
Sales and marketing(1)	253,071	244,065	502,405	464,988
Research and development(1)	213,874	181,739	414,283	350,568
General and administrative(1)	74,420	59,464	145,656	114,239
Total operating expenses	541,365	485,268	1,062,344	929,795
Income (loss) from operations	28,400	(65,294)	3,596	(118,848)
Other income, net	17,545	22,174	51,143	42,404
Income (loss) before provision for income taxes	45,945	(43,120)	54,739	(76,444)
Provision for income taxes	5,005	3,928	9,365	8,230
Net income (loss)	$40,940	$(47,048)	$45,374	$(84,674)

(1)    Includes stock‑based compensation expense as follows (unaudited, in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenue—subscription	$9,205	$8,831	$18,093	$17,226
Cost of revenue—services	3,424	4,273	6,216	8,167
Sales and marketing	35,722	36,265	68,403	75,367
Research and development	74,506	75,113	145,214	141,518
General and administrative	26,082	15,918	48,843	30,553
Total stock‑based compensation expense	$148,939	$140,400	$286,769	$272,831

MONGODB, INC.

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Percentage of Revenue Data:
Revenue:
Subscription	97%	97%	97%	97%
Services	3%	3%	3%	3%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	23%	24%	23%	24%
Services	4%	5%	4%	5%
Total cost of revenue	27%	29%	27%	29%
Gross profit	73%	71%	73%	71%
Operating expenses:
Sales and marketing	33%	41%	34%	41%
Research and development	28%	31%	28%	31%
General and administrative	10%	10%	10%	10%
Total operating expenses	71%	82%	72%	82%
Income (loss) from operations	2%	(11)%	1%	(11)%
Other income, net	2%	4%	4%	4%
Income (loss) before provision for income taxes	4%	(7)%	5%	(7)%
Provision for income taxes	1%	1%	1%	1%
Net income (loss)	3%	(8)%	4%	(8)%

Comparison of the Three Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2026	2025	$	%
Subscription	$747,147	$572,355	$174,792	31%
Services	24,626	19,047	5,579	29%
Total revenue	$771,773	$591,402	$180,371	30%
Total revenue growth reflects increased demand for our platform and related services. Subscription revenue increased by $174.8 million primarily due to an increase in consumption of Atlas by our large existing customers and growth in MongoDB Enterprise Advanced, reflecting ongoing expansion within our customer base, as evidenced by our net ARR expansion rate of 122% as of July 31, 2026.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2026	2025	$	%
Subscription cost of revenue	$174,251	$139,949	$34,302	25%
Services cost of revenue	27,757	31,479	(3,722)	(12)%
Total cost of revenue	202,008	171,428	30,580	18%
Gross profit	$569,765	$419,974	$149,791	36%
Gross margin	74%	71%
Subscription	77%	76%
Services	(13)%	(65)%

MONGODB, INC.
The increase in subscription cost of revenue was primarily due to a $31.4 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of Atlas and an increase of $2.3 million in personnel costs. The increase in third-party cloud infrastructure costs was partially offset by continued cost efficiencies realized as we scale Atlas. The decrease in services cost of revenue was primarily due to a decrease in third-party consultant costs related to the delivery of consulting and training services.
Our overall gross margin increased to 74%. Our subscription gross margin increased to 77% primarily due to a shift in subscription revenue mix toward MongoDB Enterprise Advanced and other revenue products. Services gross margin increased due to the impact of lower third-party consultant costs.
Operating Expenses
Sales and Marketing

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2026	2025	$	%
Sales and marketing	$253,071	$244,065	$9,006	4%
The increase in sales and marketing expense was primarily driven by a $5.2 million increase in spend on in-person events and digital marketing programs and a $4.6 million increase in commissions.
Research and Development

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2026	2025	$	%
Research and development	$213,874	$181,739	$32,135	18%
The increase in research and development expense was primarily driven by a $16.7 million increase in personnel costs and stock-based compensation, an $8.1 million increase in third-party infrastructure expenses to support ongoing product development and testing activities and a $7.0 million increase in software costs due to an increase in the use of AI tools.
General and Administrative

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2026	2025	$	%
General and administrative	$74,420	$59,464	$14,956	25%
The increase in general and administrative expense was primarily driven by a $14.2 million increase in personnel cost and stock-based compensation.

Other Income, Net

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2026	2025	$	%
Other income, net	$17,545	$22,174	$(4,629)	(21)%
Other income, net for the three months ended July 31, 2026 decreased primarily due to lower interest income from our short-term investments.
Provision for Income Taxes

	Three Months Ended July 31,		Change
(unaudited, in thousands)	2026	2025	$	%
Provision for income taxes	$5,005	$3,928	$1,077	27%
The increase in the provision for income taxes during the three months ended July 31, 2026 was primarily due to an increase in foreign taxes as we continue our global expansion.

MONGODB, INC.

Comparison of the Six Months Ended July 31, 2026 and 2025
Revenue

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Subscription	$1,413,285	$1,103,810	$309,475	28%
Services	46,104	36,606	9,498	26%
Total revenue	$1,459,389	$1,140,416	$318,973	28%
Total revenue growth reflects increased demand for our products and related services. Subscription revenue increased by $309.5 million primarily due to an increase in consumption of Atlas by our large existing customers and growth in MongoDB Enterprise Advanced, reflecting ongoing expansion within our customer base, as evidenced by our net ARR expansion rate of 122% as of July 31, 2026.
Cost of Revenue, Gross Profit and Gross Margin Percentage

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Subscription cost of revenue	$339,158	$269,534	$69,624	26%
Services cost of revenue	54,291	59,935	(5,644)	(9)%
Total cost of revenue	393,449	329,469	63,980	19%
Gross profit	$1,065,940	$810,947	$254,993	31%
Gross margin	73%	71%
Subscription	76%	76%
Services	(18)%	(64)%
The increase in subscription cost of revenue was primarily due to a $60.8 million increase in third‑party cloud infrastructure costs, including costs associated with the growth of Atlas and an increase of $5.3 million in personnel costs and stock-based compensation. The increase in third-party cloud infrastructure costs was partially offset by continued cost efficiencies realized as we scale Atlas. The decrease in services cost of revenue was primarily due to a decrease in third-party consultant costs related to the delivery of consulting and training services.
Our overall gross margin increased to 73%. Our subscription gross margin remained at 76%. Services gross margin increased due to the impact of lower third-party consultant costs.
Operating Expenses
Sales and Marketing

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Sales and marketing	$502,405	$464,988	$37,417	8%
The increase in sales and marketing expense was primarily driven by a $12.0 million increase in commissions, an $11.2 million increase in spend on in-person events and digital marketing programs, a $10.9 million increase in personnel costs, and a $7.9 million increase in travel-related expenses due to internal travel for our annual sales kickoff event that occurred in the first quarter of fiscal 2027. The increase in sales and marketing was partially offset by a $7.0 million decrease in stock-based compensation.

MONGODB, INC.
Research and Development

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Research and development	$414,283	$350,568	$63,715	18%
The increase in research and development expense was primarily driven by a $40.2 million increase in personnel costs and stock-based compensation, a $12.0 million increase in third-party infrastructure expenses to support ongoing product development and testing activities and an $11.2 million increase in software costs due to an increase in the use of AI tools.
General and Administrative

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
General and administrative	$145,656	$114,239	$31,417	28%
The increase in general and administrative expense was primarily driven by a $28.6 million increase in personnel costs and stock-based compensation.
Other Income, Net

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Other income, net	$51,143	$42,404	$8,739	21%
Other income, net, for the six months ended July 31, 2026 increased primarily due to realized and unrealized gains recognized from our non-marketable securities, partially offset by lower short-term income from our short-term investments.
Provision for Income Taxes

	Six Months Ended July 31,		Change
(unaudited, dollars in thousands)	2026	2025	$	%
Provision for income taxes	$9,365	$8,230	$1,135	14%
The increase in the provision for income taxes during the six months ended July 31, 2026 was primarily due to an increase in foreign taxes as we continue our global expansion.

Liquidity and Capital Resources
As of July 31, 2026, our principal sources of liquidity were cash, cash equivalents, short-term investments and restricted cash totaling $2.4 billion. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments consist of U.S. government treasury securities, and our restricted cash represents collateral for our available credit on corporate credit cards. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for at least the next 12 months.
In June 2025, the Company’s Board of Directors authorized an additional $800.0 million in repurchases under the Share Repurchase Program, bringing the aggregate authorized repurchase amount to $1.0 billion. During the six months ended July 31, 2026, the Company repurchased 666,452 shares of common stock for $200.0 million and the average price per share repurchased during the six months ended July 31, 2026 was $300.10. Refer to Note 9, Equity, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, and “Purchases of Equity Securities by the Issuer” included in Part II, Item 2 of this Quarterly Report on Form 10-Q for further details.

In October 2025, we began funding withholding taxes in certain jurisdictions due on the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of our common stock to cover taxes upon vesting of such awards. The amount of withholding taxes paid related to net share settlement of employee RSUs was $117.7 million for the six months ended July 31, 2026.

MONGODB, INC.
We have generated significant operating losses as reflected in our accumulated deficit of $1.9 billion as of July 31, 2026. We expect to continue to incur operating losses, may experience negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business. Our future capital requirements and adequacy of available funds will depend on many factors, including our growth rate and any impact on it from global macroeconomic conditions, including rising interest rates, inflation, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the timing and size of new subscription introductions and customer usage of our developer data platform, the continuing market acceptance of our subscriptions and services and the impact of the macroeconomic conditions on the global economy and our business, financial condition and results of operations. As the impact of macroeconomic conditions on the global economy and our operations continues to evolve, we will continue to assess our liquidity needs. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
The following table summarizes our cash flows for the periods presented (unaudited, in thousands):

	Six Months Ended July 31,
	2026	2025
Net cash provided by operating activities	$343,509	$182,034
Net cash provided by (used in) investing activities	(123,634)	141,176
Net cash used in financing activities	(296,810)	(173,825)
Operating Activities
Net cash provided by operating activities during the six months ended July 31, 2026 was $343.5 million, and reflects our net income of $45.4 million, adjusted by non-cash items such as $286.8 million of stock‑based compensation, $16.6 million of net realized and unrealized gains on financial instruments, $11.5 million of depreciation and amortization, and net cash provided by changes in operating assets and liabilities of $10.6 million. The net cash provided by changes in operating assets and liabilities primarily consisted of an increase in cash collected from customers resulting from an increase in sales as evidenced through a net increase in cash of $19.5 million from changes in accounts receivable and deferred revenue. Additionally, a decrease of $10.1 million in deferred commissions primarily due to amortization exceeding current-period capitalization. Partially offsetting these benefits to our operating cash flow were increases in prepaid expenses and other assets of $30.5 million and a decrease of $17.5 million of accrued liabilities and accounts payable.
Net cash provided by operating activities during the six months ended July 31, 2025 was $182.0 million, driven primarily by an increase in our cash collections reflecting the overall growth of our sales and expansion of our customer base. Accordingly, our accounts receivable decreased by $41.8 million. In addition, our net loss of $84.7 million, includes non‑cash charges of $272.8 million for stock‑based compensation, $11.0 million for depreciation and amortization and deferred commissions of $14.5 million. Partially offsetting these benefits to our operating cash flow were a decrease in deferred revenue of $49.5 million, an increase in other long-term assets of $11.1 million, and a decrease in other net non-cash charges of $12.8 million.
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2026 was $123.6 million, due to purchases of marketable securities, net of maturities, of $117.3 million, payments related to a business combination, net of cash acquired of $9.2 million and purchases of property and equipment of $4.8 million, partially offset by proceeds from non-marketable securities, net of investments made, of $7.7 million.
Net cash provided by investing activities during the six months ended July 31, 2025 was $141.2 million, due to proceeds from maturities of marketable securities, net of purchases, of $153.7 million, partially offset by, cash used for investments in non-marketable securities of $8.3 million, purchases of property and equipment of $2.1 million and payments related to a business combination, net of cash acquired of $2.0 million.

MONGODB, INC.
Financing Activities
Net cash used in financing activities during the six months ended July 31, 2026 was $296.8 million, due to repurchases of common stock of $200.3 million and $117.7 million due to taxes paid related to net share settlement of equity awards, partially offset by $24.7 million due to proceeds from the issuance of common stock under the Employee Stock Purchase Plan and exercise of options.
Net cash used in financing activities during the six months ended July 31, 2025 was $173.8 million, due to repurchases of common stock of $194.4 million and principal payments of finance leases of $4.1 million, offset by proceeds from the issuance of common stock under the Employee Stock Purchase Plan of $22.9 million and proceeds from the exercises of stock options of $1.8 million.

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

Contractual Obligations and Commitments
There were no other material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our 2026 Form 10-K. Refer to Note 6, Leases and Note 7, Commitments and Contingencies, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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
Interest Rate Risk
Our cash and cash equivalents primarily consist of bank deposits and money market funds, and our short-term investments consist of U.S. government treasury securities. As of July 31, 2026, we had cash, cash equivalents, restricted cash and short-term investments of $2.4 billion. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. The effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the fair market value of our investments as of July 31, 2026.
Foreign Currency Risk
Our sales contracts are primarily denominated in U.S. dollars, British pounds (“GBP”) or Euros (“EUR”). A portion of our operating expenses are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the GBP and EUR. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for the three months ended July 31, 2026 and 2025. Given the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Market Risk
We could experience additional volatility to our condensed consolidated statements of operations due to observable price changes and impairments to our non-marketable securities. These changes could be material based on market conditions and events, particularly in periods of significant market fluctuations that affect our non-marketable securities. Our non-marketable securities are subject to a risk of partial or total loss of invested capital. As of July 31, 2026 and January 31, 2026, the total amount of non-marketable securities included in other assets on our balance sheets was $37.1 million and $32.3 million, respectively.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026. Based on the evaluation of our disclosure controls and procedures as of July 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On July 9, 2024, a putative class action lawsuit, captioned Baxter v. MongoDB, Inc., et al. (Case No. 1:24-cv-5191), was filed in the United States District Court for the Southern District of New York against MongoDB, former CEO Dev Ittycheria, and former COO and CFO Michael Gordon (the “Securities Action”). On January 27, 2025, the lead plaintiff in the Securities Action filed an Amended Complaint naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. The operative complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act, and alleges that defendants made material misstatements and/or omissions, including regarding MongoDB’s sales strategy, growth projections and financial results. The complaint is purportedly brought on behalf of a putative class of persons who purchased or otherwise acquired MongoDB common stock between June 1, 2023 and May 30, 2024. It seeks unspecified monetary damages, costs and attorneys’ fees, and other unspecified relief. Defendants filed a motion to dismiss the complaint on May 9, 2025. On May 1, 2026, the Court entered an order granting in part Defendants’ motion to dismiss and denying it in part. On May 15, 2026, Defendants filed a motion for reconsideration of the Court’s order on the motion to dismiss. The motion for reconsideration is currently fully briefed and pending before the Court. Defendants also filed their Answer to the operative complaint on June 15, 2026. The Company is unable to estimate any reasonably possible loss, or range of loss, with respect to these matters at this time. The Company intends to vigorously defend itself in this matter.
On October 7, 2024, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Southern District of New York, captioned Roy v. Ittycheria et al. (Case No. 1:24-cv-7594), against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, and several of the Company’s current and former directors. The lawsuit alleges that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. Another similar case, Silva v. Ittycheria, et al. (Case No. 1:24-cv-9014) was subsequently filed in the same district on November 25, 2024 against MongoDB, as nominal defendant, and the same individual defendants as the Roy S.D.N.Y. action. It has been consolidated with the Roy action with the caption In re MongoDB, Inc. Shareholder Litigation (Case No. 1:24-cv-7594) (the “S.D.N.Y. Derivative Litigation”). On June 14, 2026, the plaintiffs in the S.D.N.Y. Derivative Litigation filed an amended complaint, naming former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga as an additional defendant. On September 12, 2025, another purported derivative action was filed in the Court of Chancery of the State of Delaware (Case No. 2025-1030) (the “Delaware Derivative Litigation”), against the Company, as a nominal defendant, and former CEO Dev Ittycheria, former COO and CFO Michael Gordon, former Senior Vice President of Finance and former Interim CFO Srdjan Tanjga and several of the Company’s current and former directors. The case is captioned Sansone v. Ittycheria, et al. On June 10, 2026, another purported derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Fernicola v. Ittycheria, et al. (Case No. 1:26-cv-4918), against the Company, as a nominal defendant, and the same individual defendants as the S.D.N.Y. Derivative Litigation. On July 1, 2026, an additional purported derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Andrews v. Ittycheria, et al. (Case No. 1:26-cv-5586), against the Company, as a nominal defendant, the individual defendants in the Delaware Derivative Litigation, and former Chief Revenue Officer and former President of Field Operations Cedric Pech. These additional derivative lawsuits, like the S.D.N.Y. Derivative Litigation, allege that the individual defendants breached their fiduciary duties and committed other alleged misconduct in connection with the statements at issue in the Securities Action and by causing the Company to issue allegedly false and misleading statements to investors. The S.D.N.Y. Derivative Litigation, the Delaware Derivative Litigation, and the Fernicola action have been stayed pending the outcome of the Court’s decision on the Defendants’ motion for reconsideration in the Securities Action.
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
•We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause the trading price of our common stock to decline.
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

MONGODB, INC.
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
•The broader adoption, use, and commercialization of artificial intelligence (“AI”) and machine learning (“ML”) technologies, and the continued rapid pace of developments in the AI and ML field, are inherently uncertain. The use of AI and ML technologies in our product offerings and internal operations may not produce the desired benefits, and may result in increased reputational harm, or other adverse consequences.
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

MONGODB, INC.
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
We have generated net income of $45.4 million for the six months ended July 31, 2026 and net losses of $71.2 million, $129.1 million, and $176.6 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. We had an accumulated deficit of $1,866.5 million as of July 31, 2026. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, we cannot assure you when or whether we will reach sustained profitability. We expect our operating expenses to increase significantly as we increase our sales and marketing efforts, continue to invest in research and development and expand our operations and infrastructure, both domestically and internationally. In particular, we have entered into non-cancelable multi-year capacity commitments with respect to cloud infrastructure services with certain third-party cloud providers, which require us to pay for such capacity irrespective of actual usage. In addition, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses related to being a public company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability

MONGODB, INC.
in future periods. As a result, we expect to continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.
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

MONGODB, INC.
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
Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our software and to introduce new features and services. To grow our business and remain competitive, we must continue to enhance our software and develop features that reflect the constantly evolving nature of technology and our customers’ needs. For instance, with the development of next-generation solutions that utilize new and advanced features, including AI and ML, we may be required to commit significant resources to developing new products, enhancements and developments. The success of new products, enhancements and developments depends on several factors: our anticipation of market changes and demands for product features, including timely product introduction and conclusion, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely. In addition, because our software is designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our software to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our software will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software or otherwise overcome technological challenges and competing technologies, our business and results of operations could be adversely affected.
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
Our future quarterly results may fluctuate significantly and if we fail to meet the expectations of analysts or investors, the trading price of our common stock could decline substantially.
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

MONGODB, INC.
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
•our ability to utilize and build AI and ML capabilities into our business and incorporate AI and ML into our internal operations;
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

MONGODB, INC.
•the impact of new accounting pronouncements; and
•fluctuations in stock-based compensation expense.
The occurrence of one or more of the foregoing and other factors may cause our results of operations to vary significantly and be materially and adversely affected. For example, fluctuations in our quarterly operating results and the trading price of our common stock may be particularly pronounced in the current economic environment due to the ongoing geopolitical instability resulting from the conflict in Iran, the unrest in Mexico, the conflicts between Russia and Ukraine, Israel and Hamas and recent events in Venezuela, continued restrictive monetary policy in certain markets in which we operate, declines in consumer confidence, declines in economic growth, persistent inflation, and uncertainty about economic stability. It is especially difficult to predict the impact of such events on the global economic markets, which have been and will continue to be highly dependent upon the actions of governments, businesses, and other enterprises in response to macroeconomic events, and the effectiveness of those actions. Any of these factors or any combination thereof could materially and adversely affect our business, results of operations and financial condition. We also intend to continue to invest to grow our business and to take advantage of our market opportunity. Accordingly, historical patterns and our results of operations in any one quarter may not be meaningful and should not be relied upon as indicative of future performance. Additionally, if our quarterly results of operations fall below the expectations of investors or securities analysts who follow our stock, the trading price of our common stock could decline substantially and we could face costly lawsuits, including securities class action suits. See the section titled “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report on Form 10-Q.
We have experienced rapid growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service, or adequately address competitive challenges.
We have experienced rapid growth in our business, operations and employee headcount. For fiscal years 2026, 2025 and 2024, our total revenue was $2,463.8 million, $2,006.4 million, $1,683.0 million, respectively, representing a 23%, 19%, 31% growth rate, respectively. In addition, for the six months ended July 31, 2026 and 2025, our total revenue was $1,459.4 million and $1,140.4 million, respectively, representing a 28% growth rate. We have also significantly increased the size of our customer base from over 3,200 customers as of January 31, 2017, the year we began operating as a public company, to over 70,600 customers as of July 31, 2026, and we grew from 713 employees as of January 31, 2017 to 5,783 employees as of July 31, 2026. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.
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

MONGODB, INC.
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

MONGODB, INC.
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
We anticipate that AI-powered tools capable of identifying software vulnerabilities more quickly and cheaply than traditional methods will become increasingly available. While such tools may improve our own ability to detect and remediate vulnerabilities, their broader availability may also increase the rate at which vulnerabilities are identified in software generally, including in our own systems and products and in third-party software that we incorporate, and may lower the level of technical sophistication required for threat actors to identify and exploit such vulnerabilities before we or other affected parties are able to remediate them. If the pace at which vulnerabilities are identified accelerates, we may need to devote substantially greater resources to patching, regression testing and re-validation of our software on short notice, which could reduce the resources available for new feature development and other enhancements to our platform, require us to increase the frequency of our security releases, and could adversely affect our results of operations.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
Following the exit of the U.K. from the European Union (“E.U.”), the GDPR was transposed into U.K. law (the “U.K. GDPR”) as supplemented by the U.K. Data Protection Act 2018, which currently imposes the same obligations as the GDPR in most material respects. Failure to comply with the U.K. GDPR can result in fines up to a maximum of £17.5 million or 4% of the entity’s total worldwide global turnover for the preceding financial year, whichever is higher. However, the U.K. GDPR will not automatically incorporate changes made to the GDPR going forward (which would need to be specifically incorporated by the U.K. government). Moreover, the U.K. government has adopted reforms to its data privacy and cybersecurity legal framework in its Data (Use and Access) Act 2025, which became law on June 19, 2025 (phased in between June 2025 and June 2026) and which will introduce significant changes from the GDPR, all of which creates a risk of divergent parallel regimes and related uncertainty, along with the potential for increased compliance costs and risks for affected businesses.
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

MONGODB, INC.
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
In addition, “digital sovereignty” has emerged as a policy priority in the European Union and certain other jurisdictions, reflecting a preference for cloud, data and AI infrastructure that is owned, operated or otherwise controlled by entities based within their own jurisdictions. These developments could result in preferential treatment for competitors that are based in, or that establish greater operational independence within, the relevant jurisdictions, and could limit our ability to compete for public sector and other procurements, particularly in the European Union. If we are unable to satisfy evolving digital sovereignty requirements or customer preferences, whether due to the cost or feasibility of establishing local infrastructure, operations or corporate structures, or otherwise, our competitive position, business, results of operations and financial condition could be adversely affected.
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

MONGODB, INC.
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
Our success and ability to compete depend in part upon our intellectual property rights. As of July 31, 2026, we had 106 issued patents and 46 pending patent applications in the United States. Patent applications may not result in issued patents and even if a patent issues, we cannot assure you that such patent will be adequate to protect our business. In addition to patent protection, we primarily rely on copyright and trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate and we may be unable to detect the unauthorized use of, or prevent third parties from infringing, misappropriating or otherwise violating, our intellectual property rights. In order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated, interpreted narrowly or held unenforceable and could put our related intellectual property at risk of not issuing or being canceled. The local laws of some foreign countries do not protect our

MONGODB, INC.
intellectual property rights to the same extent as the laws of the United States and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries and our inability to do so could impair our business or adversely affect our international expansion. Our patent applications and patents arising from any patent applications we may file in the future may never be granted and, even if we are successful in obtaining effective protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology.
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

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
A significant portion of our revenue is derived internationally and we are susceptible to risks related to our international operations. Total revenue generated from customers outside the United States was 46% during each of the fiscal years ended January 31, 2026, 2025 and 2024, of our total revenue. We currently have international offices outside of North America in Europe, the Middle East and Africa (“EMEA”), the Asia-Pacific region and South America, focusing primarily on selling our products and services in those regions. In addition, we expanded our reach in China in February 2021 when we announced a global partnership with Tencent Cloud that allows customers to easily adopt and use MongoDB-as-a-Service across Tencent’s global cloud infrastructure. In the future, we may continue to expand our presence in these regions or expand into other international locations. Our current international operations and future initiatives involve a variety of risks, including risks associated with:
•changes in a specific country’s or region’s political or economic conditions;
•the need to adapt and localize our products for specific countries;

MONGODB, INC.
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

MONGODB, INC.
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

MONGODB, INC.
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
We are required, pursuant to SEC rules that implement Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and results of operations and could cause a decline in the trading price of our common stock and we may be subject to investigation or sanctions by the SEC.
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
We continue to monitor the impact of new global and U.S. tax legislation and reform measures, including its potential to impact our effective tax rate and income tax expense. We may in the future experience an increase in our income tax expense, especially if we are not able to maintain a full valuation allowance on our U.S. deferred tax assets or utilize a material portion of the NOLs reflected on our balance sheet. See “—Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.” Any increase in our income tax expense could have a negative effect on our financial condition and results of operations. Changes in global and U.S. tax legislation which may lead to other impacts, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.
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
As of July 31, 2026, we have customers in over 100 countries and employees in over 25 countries. A significant natural disaster or man-made problem, such as an earthquake, fire, flood, an act of terrorism, the regional or global outbreak of a contagious disease, such as the COVID-19 pandemic, or other catastrophic event occurring in any of these locations, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect data centers used by our cloud infrastructure service providers this could adversely affect the ability of our customers to use our products. In addition, natural disasters, regional or global outbreaks of contagious diseases and acts

MONGODB, INC.
of terrorism could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. Moreover, these types of events could negatively impact consumer and business spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and the governmental authorities adopted resulted in operational challenges, including, among other things, adapting to new work-from-home arrangements. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies' common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, data breaches or other security incidents and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.
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
Social, ethical, security and regulatory issues relating to the use of new and evolving technologies such as AI and ML, including generative and agentic AI and AI models, in our offerings, internal operations or partnerships, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. The use of generative and agentic AI, relatively new and emerging technologies in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. The use of agentic AI, which is designed to perform tasks and make decisions with limited human intervention, introduces additional risks, including the potential for AI agents to operate unpredictably, exceed their prescribed authorizations, or fail to align with internal policies or legal obligations. As with many innovations, AI and ML presents risks and challenges that could affect its adoption, and therefore our business. Our offerings based on AI and ML may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm.
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
For example, if we or our third-party AI providers do not have sufficient rights to use the data or other material or content on which AI tools rely, or the output generated by our use of such AI tools, we may incur liability through the violation of such laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Moreover, use of AI in our code development process, while offering various potential benefits, could also pose certain ownership and security risks with respect to our codebase, given the current legal uncertainties relating to ownership of AI- or ML-generated works and the potential for security flaws in output code. If any of our employees, contractors, vendors or

MONGODB, INC.
service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, including inadvertent disclosure of our confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Our ability to mitigate risks associated with disclosure of our confidential information, including in connection with AI and ML-powered software, will depend on our implementation, maintenance, monitoring and enforcement of appropriate technical and administrative safeguards, policies and procedures governing the use of AI and ML in our business.
We are also increasingly deploying, and expect to continue to increasingly deploy, generative and agentic AI tools internally to support our own operations, including software development, security testing, and other business functions. The pace at which such tools are being introduced and adopted, both by us and more broadly across the technology industry, may outpace our ability to develop, implement and enforce corresponding security, access control and governance measures. Our employees, contractors and vendors may adopt or use such AI tools, including through unauthorized or unsanctioned means, before we have had the opportunity to assess and mitigate the associated risks, which could result in the exposure of our or our customers' confidential, proprietary or personal information, interactions with unauthorized data sources or external tools, non-compliance with our internal security policies or applicable law, or other operational failures that may be difficult to detect or remediate through our traditional oversight mechanisms. Any of the foregoing could harm our reputation and adversely affect our business, results of operations and financial condition.
Moreover, any content created by us using generative or agentic AI tools may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, amongst other things, require us to limit the ways in which we use AI in our business. For example, the output produced by generative AI tools may include information subject to certain rights of publicity or privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI model, any of which could also create a risk of liability for us, or adversely affect our business or operations. Our business, financial condition and results of operations may be adversely affected if content, recommendations, solutions or features or their development or deployment (including the collection, use, or other processing of data used to train or create such AI and ML solutions or features) are found to have or alleged to have infringed upon or misappropriated third-party intellectual property rights or violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject.
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

MONGODB, INC.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be volatile. Factors that could cause fluctuations in the trading price of our common stock include the following:
•actual or anticipated changes or fluctuations in our results of operations;
•whether our results of operations meet the expectations of securities analysts or investors;
•announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•investor and market perceptions regarding the impact of AI on software and technology companies, including whether we are perceived as an AI beneficiary;

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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If the trading price of our common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause the trading price of our common stock to decline.
We release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the macroeconomic environment, including inflation and interest rates, which are inherently difficult to predict. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market volatility, instability in the banking sector, the ongoing geopolitical instability resulting from the conflict in Iran, the unrest in Mexico, the conflicts between Russia and Ukraine and Israel and Hamas and recent events in Venezuela, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability, any of which or combination thereof could materially and adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the trading price of our common stock would decline.
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
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could cause the trading price of our common stock to decline.
Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the trading price of our common stock to decline.
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
Our ability to make share repurchases, if any, will depend upon market conditions, cash balances and future capital requirements, results of operations, financial condition, compliance with applicable legal requirements and other factors that we may deem relevant and which may be beyond our control. In addition, we can provide no assurance that we will repurchase common stock at favorable prices, if at all. As a result, there can be no guarantee around the timing of our share repurchases. Any failure to repurchase common stock after we have announced our intention to do so, a reduction in the frequency of repurchases, or the completion of our Share Repurchase Program could have a negative effect on our reputation, investor confidence in us and the trading price of our common stock.
The existence of our Share Repurchase Program could cause the trading price of our common stock to be higher than it otherwise would be and could potentially reduce the market liquidity for our common stock. Although our Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the trading price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
May 1 - May 31, 2026	84,604	301.33	84,604	$474,167
June 1 - June 30, 2026	100,241	337.68	100,241	440,318
July 1 - July 31, 2026	123,391	329.5	123,391	$399,661
Total	308,236	$324.42	308,236
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
(2) Average price paid includes costs associated with the repurchases of common stock, excluding the 1% excise tax as a result of the Inflation Reduction Act (“IRA”).
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
During the three months ended July 31, 2026, three members of our board of directors adopted the following Rule 10b5-1 trading arrangements:
On July 8, 2026, Dwight Merriman, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Merriman’s plan is for the sale of shares of our common stock held by Mr. Merriman and certain of his affiliated entities in amounts of up to (i) 238,825 shares, plus (ii) a sufficient amount of shares necessary to attain approximately $1.3 million in proceeds, plus (iii) all shares received upon the vesting, if any, of RSUs granted to Mr. Merriman as part of his 2027 annual equity award grant for his board and committee service, in each case at prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of (i) the date that all the shares under the plan are sold and (ii) August 31, 2027, subject to early termination for certain specified events set forth in the plan.
On July 7, 2026, Charles Hazard, Jr., a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Hazard’s plan is for the sale of up to 7,149 shares of common stock held by Mr. Hazard, in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of (i) the date that all the shares under the plan are sold and (ii) September 30, 2027, subject to early termination for certain specified events set forth in the plan.
On July 9, 2026, Archana Agrawal, a member of our board of directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Agrawal’s plan is for the sale of shares of common stock held by Ms. Agrawal in amounts of up to (i) 1,000 shares, plus (ii) 50% of the shares received upon the vesting, if any, of RSUs granted to Ms. Agrawal as part of her 2027 annual equity award grant for her board and committee service, in each case at prices and amounts determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of (i) the date all the shares under the plan are sold and (ii) September 30, 2027, subject to early termination for certain specified events set forth in the plan.
During the three months ended July 31, 2026, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement.”

MONGODB, INC.
ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Twelfth Amended and Restated Certificate of Incorporation of MongoDB, Inc.	8-K	001-38240	3.1	7/6/2026

3.2	Amended and Restated Bylaws of MongoDB, Inc.	8-K	001-38240	3.1	3/2/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

MONGODB, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONGODB, INC.

Date: September 1, 2026	By:		/s/ Chirantan J. Desai
		Name:	Chirantan J. Desai
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:		/s/ Michael J. Berry
		Name:	Michael J. Berry
		Title:	Chief Financial Officer
(Principal Financial Officer)

	By:		/s/ Kong Phan
		Name:	Kong Phan
		Title:	Chief Accounting Officer
(Principal Accounting Officer)